Form 10-Q
period 1996-06-30
VSI ENTERPRISES INC
filed 1996-08-14
CIK 846775

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER 1-10927

                             VSI ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                         DELAWARE                      84-1104448
             (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


                5801 GOSHEN SPRINGS ROAD
                   NORCROSS, GEORGIA                      30071
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


                                 (770) 242-7566
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

     YES    X                                       NO
          ------                                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                      CLASS OF SECURITIES              AUGUST 13, 1996
                -------------------------------        ---------------
                COMMON STOCK, $.00025 PAR VALUE           36,794,324

================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                     Index

PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------
          Item 1.  Financial Statements:

          Consolidated Condensed Balance Sheets
          June 30, 1996 and December 31, 1995........................     3

          Consolidated Condensed Statements of Operations
          Three Months and Six Months Ended June 30, 1996 and 1995...     4

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended June 30, 1996 and 1995....................     5

          Notes to Consolidated Condensed Financial Statements.......     6

          Item 2.  Management's Discussion and Analysis of Financial
          Conditions and Results of Operations:

          Financial Condition........................................     7
          Results of Operations......................................     7
          Liquidity and Sources of Capital...........................     8-9

PART II.  OTHER INFORMATION
          Item 4: Submission of Matters to a Vote of Security Holders     10

          Item 6.  Exhibits and Reports on Form 8-K..................     10

CONSOLIDATED CONDENSED BALANCE SHEETS
VSI Enterprises, Inc. and Subsidiaries

                                                                  June 30,        December 31,
                                                                    1996              1995
                                                                (Unaudited)
- -----------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                               $    1,108,826    $    4,202,613
      Accounts receivable, net                                     4,503,961         6,809,037
      Cost and estimated earnings in excess of billings on
          uncompleted contracts                                      -                 206,361
      Inventories, net                                             3,251,236         3,854,370
      Rental and demonstration inventory, net                      1,041,149           290,555
      Prepaid expenses                                               546,928           672,375
                                                              --------------    --------------
Total current assets                                              10,452,101        16,035,311
                                                              --------------    --------------
Property and equipment, net                                        1,598,086         1,497,559
Software Development Costs                                         1,086,863         1,243,510
Costs in excess of net assets acquired, net                          713,178           735,578
Other assets                                                         103,635           154,136
                                                              --------------    --------------
                                                              $   13,953,864    $   19,666,094
                                                              ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                            $      986,876    $    3,339,420
     Bank credit facilities                                          151,004           155,676
     Accounts payable                                              2,526,282         3,299,294
     Accrued expenses                                              1,185,513         1,872,167
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                             -                 174,578
     Deferred revenue                                                932,739           261,601
                                                              --------------    --------------
Total current liabilities                                          5,782,414         9,102,736

Deferred rent                                                          7,289             7,289

Stockholders' equity:
     Common stock, authorized 46,000,000 shares of
          $.00025 par value; issued and outstanding
          35,642,872 and 34,525,506 shares, respectively               8,911             8,756
     Additional paid-in-capital                                   29,021,343        28,112,597
     Accumulated deficit                                         (20,779,908)      (17,417,615)
     Cumulative translation adjustment                               (86,185)         (147,669)
                                                              --------------    --------------
Total stockholders' equity                                         8,164,161        10,556,069
                                                              --------------    --------------
                                                              $   13,953,864    $   19,666,094
                                                              ==============    ==============



           See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and Subsidiaries

                                               Six Months Ended                  Three Months Ended
                                                    June 30,                          June 30,
                                             1996             1995              1996             1995
                                         (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)
- --------------------------------------------------------------------------------------------------------
Net product sales                      $   6,995,264     $  9,832,054     $   4,026,707     $  5,818,990

Costs and expenses
     Cost of product sales                 5,059,686        6,362,879         3,008,641        3,795,725
     Selling, general and administrative   4,411,251        4,240,482         2,257,679        2,207,388
     Research & development                  666,201          367,299           317,455          239,043
                                        ------------     ------------     -------------     ------------

           Total costs and expenses       10,137,138       10,970,660         5,583,775        6,242,156
                                        ------------     ------------     -------------     ------------
           Loss from Operations           (3,141,874)      (1,138,606)       (1,557,068)        (423,166)

Other expenses, primarily financing charges (266,607)        (272,331)         (103,339)        (137,381)
                                        ------------     ------------     -------------     ------------
Loss from continuing operations
   before income taxes                    (3,408,481)      (1,410,937)       (1,660,407)        (560,547)
Income tax (provision) benefit                46,189          (52,666)            7,583          (69,071)
                                        ------------     ------------     -------------     ------------
   Loss from continuing operations        (3,362,292)      (1,463,603)       (1,652,824)        (629,618)
                                        ------------     ------------     -------------     ------------
Loss from discontinued operations                  0          (25,620)                0          (56,683)
                                        ------------     ------------     -------------     ------------
Net loss                                $ (3,362,292)    $ (1,489,223)    $  (1,652,824)    $   (686,301)
                                        ============     ============     =============     ============
Earnings Per Common Share:

   Loss per common share
     for continuing operations:         $      (0.10)    $      (0.05)    $       (0.05)    $      (0.02)
                                        ============     ============     =============     ============
   Loss per common share
     for discountined operations:       $       0.00     $      (0.00)    $        0.00     $      (0.00)
                                        ============     ============     =============     ============
   Loss per common share:               $      (0.10)    $      (0.05)    $       (0.05)    $      (0.02)
                                        ============     ============     =============     ============
Weighted average shares outstanding       35,269,167       28,899,115        35,275,222       30,017,221
                                        ============     ============     =============     ============


          See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and Subsidiaries

                                                                   Six months ended June 30,
                                                                   1996                 1995
                                                                (Unaudited)          (Unaudited)
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                              $  (3,362,292)        $ (1,463,603)
       Adjustments to reconcile net loss to net
              cash provided (used) in operating activities:
              Depreciation and amortization                        710,126              315,814
              Allowance to reduce inventory to lower
                      cost or market                                75,025               42,025
              Provision for doubtful accounts, net                 (28,525)              (9,373)
              Changes in operating assets and liabilities:
                      Accounts receivable                        2,539,962              156,482
                      Inventories                                  528,109             (644,557)
                      Rental and demonstration inventory          (822,339)                   0
                      Prepaid expenses and other assets            125,447               28,287
                      Accounts payable                            (773,012)            (646,727)
                      Accrued expenses                            (861,232)            (380,847)
                      Deferred revenue                             671,138              334,860
                                                             -------------         ------------
                      Net cash (used) by operating activities   (1,197,593)          (2,267,639)
                                                             -------------         ------------
Cash flows from investing activities:
       Purchases of property and equipment                        (529,201)            (632,096)
       Change in other assets                                       50,501              (18,155)
       Capitalized software development costs                      (30,663)            (552,909)
                                                             -------------         ------------

                      Net cash used by investing activities       (509,363)          (1,203,160)
                                                             -------------         ------------
Cash flows from financing activities:
       Payments on notes payable                                (2,352,544)          (1,199,777)
       Net borrowings (payments) on short term credit
         facilities                                                 (4,672)            (195,510)
       Net borrowings on long term debt                             -                     -
       Proceeds from exercise of stock options
          and warrants                                             146,194            2,959,481
       Proceeds from issuance of common stock in connection
          with debt agreements                                     591,424            1,223,954
       Proceeds from issuance of common stock in connection
          with employee services and employee stock
            purchase plan                                          171,283              378,831
       Proceeds from issuance of common stock in connection
          with acquisition of cR Solutions                          -                   300,753
       Proceeds from private placement                              -                   110,380
                                                             -------------         ------------

                    Net cash provided (used) by financing
                       activities                               (1,448,315)           3,578,112
                                                             -------------         ------------
       Effect of exchange rate changes on cash                      61,484              (94,967)

Increase (decrease) in cash and cash equivalents                (3,093,787)              12,346
Cash and cash equivalents at beginning of the period             4,202,613            1,469,054
                                                             -------------         ------------
Cash and cash equivalents at end of the period               $   1,108,826         $  1,481,400
                                                             =============         ============
Cash paid during the six month period:
       Interest                                              $     191,370         $    150,770
                                                             =============         ============

           See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B - PRINCIPLES OF CONSOLIDATION.

The consolidated financial statements include the accounts of VSI Enterprises, Inc. and its subsidiaries, Videoconferencing Systems, Inc., Integrated Network Services Inc., Videoconferencing Systems, n.v., and VSI Solutions, Inc. All significant intercompany transactions and balances have been eliminated.

NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK.

Net income (loss) per share of Common Stock for the three month and six month periods ended June 30, 1996 and 1995 have been computed based on the weighted average number of shares and common equivalent shares outstanding during each period. Fully diluted information is not presented as fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE D - ACQUISITION

On June 28, 1996, the Company acquired all outstanding shares of Integrated Network Services Inc. (INS), in exchange for 500,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interest. Accordingly, all previously reported financial information has been restated to reflect the acquisition.

INS designs, installs and supports intelligent computer networks. It is an integration firm specializing in the connectivity of multi-protocol environments, ranging from small local area networks to large, enterprise wide networks employing WAN technologies to connect multiple sites.

The results of operations previously reported by the separate companies and the combined amounts are presented below:



                                                          Three Months Ended                  Six Months Ended
                                                               June 30                             June 30
                                                            1996         1995              1996               1995
                                                            ----         ----              ----               ----
Revenues:
    VSI                                                 $ 2,878,309   $3,338,026       $ 4,879,030         $6,104,731
    INS                                                   1,148,398    2,480,964         2,116,234          3,727,323
                                                        -----------   ----------       -----------         ----------

    Combined                                            $ 4,026,707   $5,818,990       $ 6,995,264         $ 9,832,054

Net earnings (loss) from continuing operations:
    VSI                                                 $(1,626,930)  $ (790,784)      $(3,246,316)        $(1,586,493)
    INS                                                     (25,894)     161,166          (115,976)            122,889
                                                        -----------   ----------       -----------         -----------

Combined                                                $(1,652,824)  $ (629,618)      $(3,362,292)        $(1,463,603)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

All previously reported financial information has been restated to reflect the June 28, 1996 acquisition of Integrated Network Services Inc., which was accounted for as a pooling of interest.

Since December 31, 1995, the Company's total assets decreased 29% to $13,953,864, primarily due to a 74% decrease in cash. The cash was used for first and second quarter operations, and to significantly reduce notes payable (down 70%) and accounts payable (down 23%). Partially offsetting the decrease in cash during the six month period ended June 30, 1996, was a 258% increase in rental and demonstration inventory, at both domestic and international locations. On December 31, 1995, cash was higher than historical levels due to the exercise during the fourth quarter of 829,740 Class B Common Stock Purchase Warrants of the Company, which yielded $3.5 million in cash.

Current liabilities as of June 30, 1996 decreased $3,320,322 from December 31, 1995, primarily as a result of a 70% decrease in notes payable, a 37% decrease in accrued expenses and a 23% decrease in accounts payable. During the three-month period ending June 30, 1996, the Company increased deferred revenue by 257%, primarily due to an increase in service billings that have been invoiced but are not yet recognizable as revenue.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Revenues for the three months ended June 30, 1996 decreased 31% to $4,026,707 from the revenues of $5,818,990 recorded for the three months ended June 30, 1995. The decrease was due primarily to lower than usual revenues in early 1996 for Integrated Network Services Inc., a wholly-owned subsidiary of VSI which was acquired June 28, 1996, in a pooling of interest transaction. The sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected subsequent sales efforts prior to VSI's acquisition of INS.

The Company's backlog of purchase orders at June 30, 1996 was $3,448,810.

Gross margin as a percentage of revenues for the three months ended June 30, 1996 was 25%, down from 35% for the three months ended June 30, 1995, due to an increase in the sale of lower margin items in the product mix.

Selling, general and administrative expenses for the three months ended June 30, 1996, increased only marginally to $2,257,679, a 2% increase over the three months ended June 30, 1995.

        The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended June 30, 1996, the Company's research and development expenses were $317,455, a 33% increase over the three month period ended June 30, 1995. The increase was a result of expanding the research and development work force to accommodate efforts related to forthcoming generations of the Omega group and desktop systems product lines and other software products, along with amortization of costs previously capitalized. At June 30, 1996, the balance in software development costs was $1,086,863, a 13% decrease as compared to the $1,243,510 capitalized as of June 30, 1995.

Non-operating expenses for the three month period ended June 30, 1996 decreased 25% from the three month period ended June 30, 1995. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities, as those balances were reduced significantly during the three month period ended June 30, 1996.

Net losses from continuting operations for the month period ended June 30, 1996 were $1,652,824, representing 41% of net product sales, as compared to $629,618, or 11% of net product sales, for the three month period ended June 30, 1995. The increase in losses was due to a 31% decrease in revenues, along with an 33% increase in research and development expenses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues for the six months ended June 30, 1996 decreased 29% to $6,995,264 from the revenues of $9,832,054 recorded for the six months ended June 30, 1995. The decrease was due primarily to lower than usual revenues in early 1996 for Integrated Network Services Inc., a wholly-owned subsidiary of VSI which was acquired June 28, 1996, in a pooling of interest transaction. The sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected subsequent sales efforts prior to VSI's acquisition of INS.

The Company's backlog of purchase orders at June 30, 1996 was $3,448,810.

Gross margin as a percentage of revenues for the six months ended June 30, 1996 was 28%, down from 35% for the six months ended June 30, 1995, due to an increase in the sale of lower margin items in the product mix.

Selling, general and administrative expenses for the six months ended June 30, 1996, increased only marginally to $1,411,251, a 4% increase over the six months ended June 30, 1995.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the six month period ended June 30, 1996, the Company's research and development expenses were $666,201, an 81% increase over the six month period ended June 30, 1995. The increase in expense was a result of expanding the research and development work force to accommodate efforts related to forthcoming generations of the Omega group and desktop systems product lines and other software products, along with amortization of costs previously capitalized. At June 30, 1996, the balance in software development costs was $1,086,863, a 13% decrease as compared to the $1,243,510 capitalized as of June 30, 1995.

Non-operating expenses for the six month period ended June 30, 1996 decreased 2% from the six month period ended June 30, 1995. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities, as those balances were reduced significantly during the six month period ended June 30, 1996.

Net losses from continuing operations for the six month period ended June 30, 1996 were $3,362,292, representing 69% of net product sales, as compared to $1,463,603, or 24% of net product sales, for the six month period ended June 30, 1995. The increase in losses was due to a 29% decrease in revenues, along with an 81% increase in research and development expenses.

LIQUIDITY AND SOURCES OF CAPITAL

As of June 30, 1996, the Company had cash and cash equivalents of $1,108,826. On March 31, 1996, the Company was indebted to Larry M. Carr, a director of the Company, under an unsecured credit facility of $327,261. The unsecured note bore interest the greater of 12 1/2% per year or prime plus 2%. Principal and interest on the note were due June 6, 1996. On June 5, 1996, the Company retired the credit facility by issuing to Mr. Carr 244,817 shares of common stock, including 27,202 shares issued with respect to accrued interest.

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of VSI Enterprises, Inc., has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and fixed assets of VSI. At June 30, 1996, approximately $1,063,000 was owed to Fidelity Funding under the credit facility.

Since April 1996, Integrated Network Services Inc. (INS), a subsidiary of VSI Enterprises Inc., has had a revolving credit and security agreement with Princeton Capital Finance Company. This credit facility provides INS with up to $1.2 million at an interest rate of prime plus 4%. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivable, inventory and fixed assets of INS, as well as by personal guarantees of certain INS officers. At June 30, 1996, approximately $655,000 was owed to Princeton Capital Finance Company.

As of June 30, 1996, VSI Europe had a secured bank facility of $575,264, of which $482,393 was outstanding at that time.

In July, 1996, VSI completed a private placement of 1,097,361 shares of common stock, resulting in proceeds of approximately $2.4 million. The proceeds of this offering were added to the working capital of the Company and will be utilized for general corporate purposes.

The Company's liquidity sources include existing cash and credit facilities. However, in order to meet its cash flow requirements as it purchases inventory to meet anticipated demand for its videoconferencing and networking products and services, the Company may require additional financing during 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Andre van den Bogaert, Carleton A. Brown, Larry M. Carr, Leo M. Cortjens, A. John Knapp Jr. and Richard K. Snelling. The number of votes cast for and against election of each nominee for director was as follows:



                  Director                  For       Against
                  --------               ----------  ---------
                  Andre van den Bogaert  29,276,890    134,054
                  Carleton A. Brown      29,297,315    113,629
                  Larry M. Carr          29,293,290    117,654
                  Leo M. Cortjens        29,221,122    189,822
                  A. John Knapp, Jr.     28,023,484  1,387,460
                  Richard K. Snelling    29,296,690    114,254


In addition, the Company's shareholders approved the adoption of a 1995 Performance Warrant Plan for the company's employees, the purpose of which is to enable the Company to attract, retain and motivate its employees as well as to compensate them for their contributions in meeting or exceeding net income and revenue goals. The number of votes cast in favor of the plan was 23,893,727 shares and the number of votes cast against the plan was 503,907. There were 5,013,310 abstentions and broker non-votes.

Also, the Company's shareholders approved an amendment to the Company's 1991 Stock Option Plan to increase the number of shares available for grant thereunder from 2,362,057 shares to 2,762,057 shares. The number of votes cast in favor of the amendment was 26,322,834 shares and the number of votes cast against the amendment was 721,004. There were 2,367,106 abstentions and broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibit is filed with this report:

     27.1 Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VSI ENTERPRISES, INC.




Date:   August 13, 1996         /s/ Richard K. Snelling
        ----------------        ----------------------------------------
                                Chairman & Chief Executive Officer






                                /s/ B.R. Brewer
                                ----------------------------------------
                                Vice President-Finance, Administration &
                                Chief Financial Officer