Form 10-Q
period 1996-09-30
VSI ENTERPRISES INC
filed 1996-11-14
CIK 846775

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                _______________

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                 YES    X          NO
                    --------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
      Class of Securities                          November 13, 1996
      -------------------

Common Stock, $.00025 Par Value                        38,840,552

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                     Index


PART I.      FINANCIAL INFORMATION                                                           Page No.
                                                                                             --------
             Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets
             September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . .        3

             Consolidated Condensed Statements of Operations
             Three Months and Nine Months Ended September 30, 1996 and 1995  . . . . . . .        4

             Consolidated Condensed Statements of Cash Flows
             Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . .        5

             Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . .        6

             Item 2.  Management's Discussion and Analysis of Financial
             Conditions and Results of Operations:

             Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
             Liquidity and Sources of Capital  . . . . . . . . . . . . . . . . . . . . . .       10

PART II.     OTHER INFORMATION
             Item 2: Changes in Securities                                                       11
             Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .       12


CONSOLIDATED CONDENSED BALANCE SHEETS
VSI Enterprises, Inc. and Subsidiaries

                                                                 September 30,     December 31,
                                                                     1996             1995
                                                                  (Unaudited)
-------------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                 $   6,480,943    $    4,202,613
      Accounts receivable, net                                      3,696,514         6,809,037
      Cost and estimated earnings in excess of bilings on
          uncompleted contracts                                             -           206,361
      Inventories, net                                              3,595,562         3,854,370
      Rental and demonstration inventory, net                       1,099,809           290,555
      Prepaid expenses                                                392,451           672,375
                                                                -------------    --------------

Total current assets                                               15,265,279        16,035,311
                                                                -------------    --------------

Property and equipment, net                                         1,520,666         1,497,559
Software Development Costs                                            976,485         1,243,510
Costs in excess of assets acquired, net                               701,979           735,578
Other assets                                                          278,658           154,136
                                                                -------------    --------------

                                                                $  18,743,067    $   19,666,094
                                                                =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                              $     509,162    $    3,339,420
     Bank credit facilities                                           113,607           155,676
     Accounts payable                                               2,702,966         3,299,294
     Accrued expenses                                                 977,937         1,879,456
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                                    -           174,578
     Deferred revenue                                                 583,577           261,601
                                                                -------------    --------------

Total current liabilities                                           4,887,249         9,110,025

5% Convertible debentures                                           5,000,000                 -

Stockholders' equity:
     Common stock, authorized 46,000,000 shares of
             $.00025 par value; issued and outstanding
             36,819,629 and 34,525,506 shares, respectively             9,205             8,756
     Additional paid-in-capital                                    31,555,586        28,112,597
     Accumulated deficit                                          (22,589,503)      (17,417,615)
     Cumulative translation adjustment                               (119,471)         (147,669)
                                                                -------------    --------------

Total stockholders' equity                                          8,855,817        10,556,069
                                                                -------------    --------------

                                                                $  18,743,067    $   19,666,094
                                                                =============    ==============



          See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and Subsidiaries

                                                       Nine Months Ended                     Three Months Ended
                                                          September 30,                         September 30,
                                                      1996               1995              1996               1995
                                                   (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Net product sales                               $   11,251,228     $   15,367,922     $   4,255,967     $    5,535,868

Costs and expenses
     Cost of product sales                           8,356,521         10,900,125         3,262,032          4,169,947
     Selling, general and administrative             6,829,374          6,012,938         2,405,757          1,900,712
     Research & development                            938,969            367,299           272,768            239,043
                                                --------------     --------------     -------------     --------------

           Total costs and expenses                 16,124,864         17,280,362         5,940,557          6,309,702
                                                --------------     --------------     -------------     --------------

           Loss from Operations                     (4,873,636)        (1,912,440)       (1,684,590)          (773,834)

Other expenses, primarily financing charges           (352,023)          (347,170)          (85,417)           (74,839)
                                                --------------     --------------     -------------     --------------

Loss from continuing operations
   before income taxes                              (5,225,660)        (2,259,610)       (1,770,006)          (848,673)
Income tax (provision) benefit                          53,772            (91,684)                0            (39,018)
                                                --------------     --------------     -------------     --------------

   Loss from continuing operations                  (5,171,888)        (2,351,294)       (1,770,006)          (887,691)
                                                --------------     --------------     -------------     --------------

Loss from discontinued operations                            0           (365,722)                0           (340,102)
                                                --------------     --------------     -------------     --------------

Net loss                                        $   (5,171,888)    $   (2,717,016)    $  (1,770,006)    $   (1,227,793)
                                                ==============     ==============     =============     ==============

Earnings Per Common Share:

   Loss per common share
     for continuing operations:                 $        (0.15)    $        (0.08)    $       (0.05)    $        (0.03)
                                                ==============     ==============     =============     ==============
   Loss per common share
     for discountined operations:               $         0.00     $        (0.01)    $        0.00     $        (0.01)
                                                ==============     ==============     =============     ==============
   Loss per common share:                       $        (0.15)    $        (0.09)    $       (0.05)    $        (0.04)
                                                ==============     ==============     =============     ==============

Weighted average shares outstanding                 35,666,183         29,992,527        36,451,585         32,143,696
                                                ==============     ==============     =============     ==============




          See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and Subsidiaries

                                                                             Nine months ended September 30,
                                                                             1996                       1995
                                                                             (Unaudited)           (Unaudited)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                            $  (5,171,888)        $  (2,691,117)
       Adjustments to reconcile net loss to net
              cash provided (used) in operating activities:
              Depreciation and amortization                                    1,013,525               541,445
              Allowance to reduce inventory to lower
                      of cost or market                                          112,525                60,025
              Provision for doubtful accounts, net                               (54,458)                1,262
              Changes in operating assets and liabilities:
                      Accounts receivable                                      3,373,342              (176,203)
                      Inventories                                                146,283              (831,432)
                      Rental and demonstration inventory                        (890,499)                    0
                      Prepaid expenses and other assets                          279,924                51,616
                      Accounts payable                                          (596,328)             (690,142)
                      Accrued expenses                                        (1,076,097)              (27,827)
                      Deferred revenue                                           321,976               (29,865)
                                                                           -------------         -------------

                      Net cash (used) by operating activities                 (2,541,694)           (3,792,238)
                                                                           -------------         -------------

Cash flows from investing activities:
       Purchases of property and equipment                                      (624,100)             (754,276)
       Change in other assets                                                   (124,522)              (60,325)
       Capitalized software development costs                                    (30,663)             (647,592)
                                                                           -------------         -------------

                      Net cash used by investing activities                     (779,285)           (1,462,192)
                                                                           -------------         -------------

Cash flows from financing activities:
       Payments on notes payable                                              (2,830,259)           (1,122,989)
       Net borrowings (payments) on short term credit facilities                 (42,069)             (208,121)
       Proceeds from exercise of stock options
          and warrants                                                           166,781             4,634,628
       Proceeds from issuance of common stock in connection
          with debt agreements                                                   591,424             1,358,601
       Proceeds from issuance of common stock in connection
          with employee services and employee stock purchase plan                228,538               433,258
       Proceeds from issuance of common stock in connection
          with acquisition of cR Solutions                                             -               300,800
       Proceeds from issuance of common stock in connection
          with acquisition of ETI                                              4,966,920                     -
       Proceeds from stock issuance                                                                          -
       Proceeds from private placement                                         2,489,776               535,800
                                                                           -------------         -------------

                    Net cash provided (used)by financing activities            5,571,111             5,931,977
                                                                           -------------         -------------

       Effect of exchange rate changes on cash                                    28,198              (105,411)

Increase (decrease) in cash and cash equivalents                               2,278,330               572,136
Cash and cash equivalents at beginning of the period                           4,202,613             1,302,947
                                                                           -------------         -------------

Cash and cash equivalents at end of the period                             $   6,480,943         $   1,875,083
                                                                           =============         =============

Cash paid during the nine month period:
       Interest                                                            $     261,370         $      82,864
                                                                           =============         =============


           See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

NOTE B - PRINCIPLES OF CONSOLIDATION.

The consolidated financial statements include the accounts of VSI Enterprises, Inc. and its subsidiaries, Videoconferencing Systems, Inc., VSI Network Services Inc. (d.b.a. Integrated Network Services, Inc.), Videoconferencing Systems, n.v., and VSI Solutions, Inc. All significant intercompany transactions and balances have been eliminated.

NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK.

Net income (loss) per share of Common Stock for the three month and nine month periods ended September 30, 1996 and 1995 have been computed based on the weighted average number of shares and common equivalent shares outstanding during each period. Fully diluted information is not presented as fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE D - ACQUISITION

On June 28, 1996, the Company acquired all outstanding shares of Integrated Network Services, Inc. (INS), in exchange for 500,000 shares of the Company's common stock. The transaction was accounted for as a pooling of interest. Accordingly, all previously reported financial information has been restated to reflect the acquisition.

INS designs, installs and supports intelligent computer networks. It is an integration firm specializing in the connectivity of multi-protocol environments, ranging from small local area networks to large, enterprise wide networks employing WAN technologies to connect multiple sites.

Results of operations previously reported by the separate companies and the combined amounts are presented below:

                                         Three Months Ended                           Nine Months Ended
                                            September 30                                 September 30
                                         1996          1995                         1996             1995
                                         ----          ----                         ----             ----
Revenues:
         VSI                         $ 2,814,211   $ 3,209,735                  $ 7,693,141        $ 9,314,467
         INS                           1,441,756     2,326,133                    3,558,087          6,053,455
                                       ---------     ---------                  -----------        -----------
         Combined                    $ 4,255,967   $ 5,535,868                  $11,251,228        $15,367,922

Net earnings (loss):
         VSI                         $(1,745,590)  $(1,104,624)                 $(4,991,907)       $(2,691,117)
         INS                             (24,416)     (123,169)                    (179,981)           (25,899)
                                     ------------  ------------                 ------------       ------------
         Combined                    $(1,770,006)  $(1,227,793)                 $(5,171,888)       $(2,717,016)

On October 2, 1996, the Company acquired Eastern Telecom, Inc. (ETI), a company engaged in the business of marketing and sales of telecommunications services and products. This business will be operated as a wholly-owned subsidiary of the Company. The Company acquired ETI in exchange for 2,135,093 shares of common stock of the Company and $3.5 million cash. However, ETI's financial results will not be included until the fourth quarter of 1996, and are not reflected in this third quarter 10-Q report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

All previously reported financial information has been restated to reflect the June 28, 1996 acquisition of Integrated Network Services, Inc. (INS), which was accounted for as a pooling of interest. VSI's 1995 financial results have also been restated to account for operations of INS that have since been discontinued.

Since December 31, 1995, the Company's total assets decreased 5% to $18,743,067, primarily due to a 46% decrease in accounts receivable. The decrease in accounts receivable was due to improvements in collection efforts and a decrease in revenues. Much of that accounts receivable decrease was offset by a 54% increase in cash, to $6,480,943. The cash position increased due to the issuance of $5,000,000 in 5% convertible debentures due September 1999, the proceeds of which were used to fund the cash portion of the October 2, 1996 acquisition of ETI and for working capital purposes.

Current liabilities as of September 30, 1996 decreased $4,222,776, or 46%, from December 31, 1995, primarily as a result of an 85% decrease in notes payable, a 48% decrease in accrued expenses and an 18% decrease in accounts payable. During the nine-month period ending September 30, 1996, the Company increased deferred revenue by 123%, from $261,601 to $583,577, primarily due to an increase in service billings that have been invoiced but are not yet recognizable as revenue.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the three months ended September 30, 1996 decreased 23% from the revenues of $5,535,868 recorded for the three months ended September 30, 1995. The decrease was due primarily to lower than usual revenues for Integrated Network Services, Inc., a wholly-owned subsidiary of VSI which was acquired June 28, 1996, in a pooling of interest transaction. The sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected subsequent sales efforts prior to and shortly after VSI's acquisition of INS. Also contributing to the decrease was a longer than expected sales cycle in closing key accounts of the Company's videoconferencing subsidiaries (Videoconferencing Systems, Inc. and Videoconferencing Systems, n.v.).

The Company's backlog of purchase orders at September 30, 1996 was $3,721,760.

Gross margin as a percentage of revenues for the three months ended September 30, 1996 was 23%, down from 25% for the three months ended September 30, 1995, due to a moderate increase in the sale of lower margin items in the product mix.

Selling, general and administrative expenses for the three months ended September 30, 1996, increased 27% over the three months ended September 30, 1995 to $2,405,757, due to an increase in the Company's sales and marketing expenses to support strategic partner BellSouth's rollout of its videoconferencing sales and services programs. VSI is the primary system integrator for BellSouth's multipoint videoconferencing service, and is a part of BellSouth's Network Complementary Applications Program, through which VSI's videoconferencing systems are offered to BellSouth customers.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended September 30, 1996, the Company's research and development expenses were $272,768, a 14% increase over the three month period ended September 30, 1995. The increase in expense was a result of expanding the research and development work force to accommodate efforts related to forthcoming generations of the Omega group and desktop systems product lines and other software products, along with amortization of costs previously capitalized. At September 30, 1996, the balance in software development costs was $976,485, a 21% decrease as compared to the $1,243,510 capitalized as of December 31, 1995.

Non-operating expenses for the three month period ended September 30, 1996 increased 14% to $85,417 from the three month period ended September 30, 1995.

Net losses for the three month period ended September 30, 1996 were $1,770,006, representing 42% of net product sales, as compared to $1,227,793, or 22% of net product sales, for the three month period ended September 30, 1995. The increase in losses was due to a 23% decrease in revenues, along with a 27% increase in selling, general and administrative expenses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the nine months ended September 30, 1996 decreased 27% to $11,251,228 from the revenues of $15,367,922 recorded for the nine months ended September 30, 1995. The decrease was due primarily to lower than usual revenues for Integrated Network Services, Inc., a wholly-owned subsidiary of VSI which was acquired June 28, 1996, in a pooling of interest transaction. The sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected subsequent sales efforts prior to and shortly after VSI's acquisition of INS. Also contributing to the decrease was a longer than expected sales cycle in closing key accounts of the Company's videoconferencing subsidiaries (Videoconferencing Systems, Inc. and Videoconferencing Systems, n.v.).

The Company's backlog of purchase orders at September 30, 1996 was $3,721,760.

Gross margin as a percentage of revenues for the nine months ended September 30, 1996 was 26%, down slightly from 29% for the nine months ended September 30, 1995, due to a moderate increase in the sale of lower margin items in the product mix.

Selling, general and administrative expenses for the nine months ended September 30, 1996 was $6,829,374, a 14% increase over the nine months ended September 30, 1995, due to an increase in the Company's sales and marketing expenses to support strategic partner BellSouth's rollout of its videoconferencing sales and service programs. VSI is the primary system integrator for BellSouth's multipoint videoconferencing service, and is a part of BellSouth's Network Complementary Applications Program, through which VSI's videoconferencing systems are offered to BellSouth customers.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the nine month period ended September 30, 1996, the Company's research and development expenses were $938,969, a 156% increase over the nine month period ended September 30, 1995. The increase in expense was a result of expanding the research and development work force to accommodate efforts related to forthcoming generations of the Omega group and desktop systems product lines and other software products, along with amortization of costs previously capitalized. At September 30, 1996, the balance in software development costs was $976,485, a 21% decrease as compared to the $1,243,510 capitalized as of December 31, 1995.

Non-operating expenses for the nine month period ended September 30, 1996 decreased just 1% from the nine month period ended September 30, 1995.

Net losses for the nine month period ended September 30, 1996 were $5,171,888, representing 46% of net product sales, as compared to $2,717,016, or 18% of net product sales, for the nine month period ended September 30, 1995. The increase in losses was due to a 27% decrease in revenues, along with a 14% increase in selling, general and administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL

As of September 30, 1996, the Company had cash and cash equivalents of $6,480,943.

On September 30, 1996, the Company issued $5,000,000 of 5% Convertible Debentures due September 1999 to three institutional investors, the proceeds of which were utilized to fund the cash portion of the acquisition of ETI and for working capital purposes. The debentures are convertible into shares of common stock of the Company. Once a registration statement for the shares becomes effective, the debenture holders may convert their interests into the Company's common stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. Anytime after September 30, 1997, provided that a 50% increase in the common stock from the price of the common stock at funding has occurred, the Company has the option to force conversion into stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or,
(ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion.

In July, 1996, the Company completed a private placement of 1,122,361 shares of common stock to 39 accredited investors, resulting in proceeds of approximately $2.4 million. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of VSI Enterprises, Inc., has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and fixed assets of VSI. At September 30, 1996, approximately $867,214 was owed to Fidelity Funding under the credit facility.

Since April 1996, Integrated Network Services, Inc. (INS), a subsidiary of VSI Enterprises Inc., has had a revolving credit and security agreement with Princeton Capital Finance Company. This credit facility provides INS with up to $1.2 million at an interest rate of prime plus 4%. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivable, inventory and fixed assets of INS, as well as by personal guarantees of certain INS officers. At September 30, 1996, approximately $183,560 was owed to Princeton Capital Finance Company.

As of September 30, 1996, VSI Europe had a secured bank facility of $572,246, of which $447,524 was outstanding at that time.

The Company's liquidity sources include existing cash and credit facilities.

ITEM 2. CHANGES IN SECURITIES

On September 30, 1996, the Company issued $5,000,000 of 5% Convertible Debentures due September 1999 to three institutional investors, the proceeds of which were utilized to fund the cash portion of the acquisition of ETI and for working capital purposes. The debentures are convertible into shares of common stock of the Company. Once a registration statement for the shares becomes effective, the debenture holders may convert their interests into the Company's common stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. Anytime after September 30, 1997, provided that a 50% increase in the common stock from the price of the common stock at funding has occurred, the Company has the option to force conversion into stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or,
(ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion.

In July, 1996, the Company completed a private placement of 1,122,361 shares of common stock to 39 accredited investors, resulting in proceeds of approximately $2.4 million. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) and/or 3(b) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and no commissions were paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       The following exhibit is filed with this report:

         27.1    Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

    During the quarter ended September 30, 1996, the Company filed a current report on Form 8-K dated June 28, 1996, and Amendment No. 1 on Form 8-K/A dated September 10, 1996 to its current report on Form 8-K dated June 28, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VSI ENTERPRISES, INC.




Date:       November 13, 1996           /s/ Richard K. Snelling
         -----------------------        ------------------------------------
                                        Chairman & Chief Executive Officer





                                        /s/ B.R. Brewer
                                        ------------------------------------
                                        President & Chief Operating Officer