Form 10-K405
period 1996-12-31
VSI ENTERPRISES INC
filed 1997-03-28
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              -----------------

                                   FORM 10-K

                              -----------------

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1996

                              -----------------

                          Commission File No. 1-10927

                             VSI ENTERPRISES, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 84-1104448)
                            5801 Goshen Springs Road
                            Norcross, Georgia  30071
                                 (770) 242-7566

                Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                                     Name of Each Exchange
    Title of Each Class                               on Which Registered
---------------------------                       ----------------------------
   Common Stock, $.00025                              Boston Stock Exchange
    par value per share

                Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                   Common Stock, $.00025 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X    No
                                                    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (35,317,593 shares) on March 3, 1997 was approximately $50,786,700, based on the closing price of the registrant's common stock as quoted on the Nasdaq Small Cap Market and on the Boston Stock Exchange on March 3, 1997. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 3, 1997: 40,954,379 shares of $.00025 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement, dated March 24, 1997, for the 1997 annual meeting of shareholders are incorporated by reference in response to Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

      VSI Enterprises, Inc. (the "Company"), through its five wholly-owned subsidiaries, is in the network multimedia/videoconferencing business. The Company, along with its strategic partners, offers customers turnkey solutions by supplying videoconferencing products and services, as well as transmission equipment and a complete internal network, to support video, voice and data applications. Its core business is the design, manufacture and marketing of interactive group and desktop videoconferencing systems (the "VSI Systems"). The VSI Systems may be sold individually, or in conjunction with the Company's businesses that design, market and install network and transmission technology products and services. Each VSI System is designed with open software and modular subsystems which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve. The Company's products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. The Company integrates standard video, audio and transmission components with its own proprietary video, audio and computer control components and software.

      The Company's open software and modular subsystems streamline production and allow the product to be tailored to meet customers' specific needs without the necessity of custom design. The Company's lead product is marketed under the trade name Omega(TM). Customers are offered a variety of option packages to fit specific applications. Customers are also offered upgrade packages that make the Company's new product compatible with older models. To date, the Company has sold over 1,200 videoconferencing systems to approximately 250 customers, including NationsBank, Duracell, BellSouth, NYNEX and Johnson & Johnson, as well as various federal and state government departments and agencies.

      The Company was incorporated under the laws of Delaware on September 19, 1988 as Fi-Tek III, Inc. ("Fi-Tek") for the purpose of raising capital and to seek out business opportunities in which to acquire an interest. On August 21, 1990, the Company acquired 89.01% of the total common stock and common stock equivalents then issued and outstanding of Videoconferencing Systems, Inc., a Delaware corporation ("VSI"). VSI was founded in 1985 through the acquisition of a portion of the assets of a Sprint Corporation videoconferencing subsidiary. In December 1990, the Company changed its name from Fi-Tek III, Inc. to VSI Enterprises, Inc. During the first half of 1991, the Company acquired the remaining additional outstanding shares of common stock of VSI.

      On July 31, 1992, the Company acquired substantially all of the outstanding shares of Common Stock of CyberVision, n.v., a Belgian corporation. In April 1994, the Company changed the name of CyberVision, n.v. to Videoconferencing Systems, n.v. (hereinafter referred to as "VSI Europe") to permit both companies to market products under the common trade name of "VSI." VSI Europe is a distributor of the Company's videoconference systems in Europe and has installed videoconference room systems at sites in the United Kingdom, France, Germany, Belgium, the Netherlands, Luxembourg, Italy, Denmark, Sweden, Spain, Portugal, Ireland and Switzerland. VSI Europe has offices located in London and Antwerp.

      In April 1995, the Company acquired cR Solutions, a software company whose products include a reservation system for the management of videoconferencing systems. This business is being operated by the Company through its VSI Solutions, Inc. subsidiary ("VSI Solutions").

      On June 28, 1996, the Company acquired Integrated Network Services, Inc. ("INS"), a company engaged in the design, installation and support of local and wide area networks, primarily for the healthcare industry. This business will be operated by the Company through its VSI Network Services, Inc. subsidiary ("VSINS"). INS is an integration firm specializing in the connectivity of multi-protocol environments, ranging from small, local area networks to large, enterprise-wide networks employing WAN technologies to connect multiple sites.

      On October 2, 1996, the Company acquired Eastern Telecom, Inc. ("ETI"), a company engaged in the business of marketing and sales of telecommunications services and products. This business will be operated as a wholly-owned subsidiary of the Company. ETI sells network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections on behalf of a number of major telecommunications providers.

      VSI, VSI Europe, VSI Solutions, VSINS and ETI will continue their respective businesses as operating subsidiaries of the Company. References to the Company herein refer to VSI Enterprises, Inc., VSI, VSI Europe, VSI Solutions, VSINS and ETI as a consolidated operation, unless the context indicates otherwise.

      The Company's principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and its telephone number is (770) 242-7566.

VSI SYSTEMS & APPLICATIONS

      VSI Systems enable participants in multiple locations to hold interactive group meetings remotely, thus avoiding costly and time-consuming travel. Participants at any connected location can be seen and heard by all other participants. If the VSI System is equipped with the appropriate options, the participants can also utilize slides, graphs, plain paper drawings, computer-generated graphics, computer data and video tape interactively.
Unlike audio teleconferencing systems which only allow voice communications, audiographic teleconferencing which is limited to voice plus still images, and business television which does not provide for interaction among the participants (also known as one-way videoconferencing), the Company believes its VSI Systems foster the look and feel of true live meetings and promote a natural interaction among the participants.

      A typical videoconference involves three major elements: (i) access to transmission services, (ii) a "codec" for coding/decoding digitized signal transmissions and (iii) the VSI System, which contains television monitors, cameras, audio system, microphones, cabinetry, various control systems for interfacing the componentry to the user, and various optional components specific to the user's application. The Company manufactures, assembles, installs and services the VSI Systems, and it has nonexclusive remarketing agreements with codec manufacturers to resell the codecs. The Company does not sell the transmission services, which are generally available through the telecommunications carriers for either fixed monthly or hourly usage prices. These transmission services may vary, depending upon the customer's application and preferences, and include a range of transmission bandwidths. In general, the higher the bandwidth the better the quality of the transmitted images, although the choice of codec will affect image quality for a given speed. The VSI Systems operate over the range of available transmission bandwidths and are compatible with all major brands of codecs known by the Company to be currently available.

      The primary users of videoconferencing are major corporations and government agencies. These organizations often use meetings to provide information, review operations, make plans, resolve problems, introduce new ideas or products, and communicate with customers and vendors. Such conventional group meetings usually require at least some of the participants to travel to the meeting site. When meetings are required on a frequent, repetitive or emergency basis, travel costs and productivity losses can be substantial. The VSI Systems provide users with the ability to hold two-way and multi-way meetings, often at significant savings over the costs of travel and lost productivity while traveling. As an added and in some cases a more important benefit, because travel time and costs are eliminated, it may be more economic for more people to participate via videoconferencing, thereby causing the direct dissemination of pertinent information to more parties simultaneously, which may improve efficiency in problem solving and decision making. Users may become more productive.

      In addition to business and government applications, the Company also supplies and installs the VSI Systems for use in educational and training settings to connect one or more distant classrooms with a centrally-based instructor. These "distance learning" applications of videoconferencing are used by corporations, state and federal governments, hospitals and clinics, high schools, technical schools and universities.

      The Company also provides "judicial systems" to state and local governments. Judicial systems equip court systems with the ability to link court rooms with prisons and jails, thereby reducing the costs and security risks associated with inmate-related travel including: arraignments, attorney/client conferences, booking and prisoner processing and depositions.

      In the area of telemedicine, the Company supplies standalone group and desktop videoconferencing systems. It also, in an alliance with strategic partner Global Telemedix, Inc., offers systems used in conjunction with telemedicine software, specialty devices and desktop/rollabout workstations. These systems can offer a multimedia platform for use by physicians, medical researchers and administrators for a wide variety of applications, including: patient consults, remote mentoring, grand rounds, treatment protocols, research and administration.

PROPRIETARY TECHNOLOGY

      The Company has developed proprietary technology in the areas of videoconferencing control systems, system diagnostics, information access and communications access. While VSI Systems make use of other manufacturers' components, the Omega(TM) utilizes internally-developed proprietary software and products as key elements in differentiating the Company's systems in the marketplace. Since VSI Systems use standards based codecs, VSI Systems are interoperable with systems of other standards compliant manufacturers. The heart of the Omega(TM) is the System Controller. The Omega(TM) System Controller is a proprietary software suite that must be installed on a properly configured 486 PC running MS DOS 6.0+ and MS Windows 3.1. The software suite includes the Omega(TM) real time operating system, Omega(TM) videoconferencing application package, device drivers, and a third party SQL database engine (as licensed to VSI for resale). This software is delivered in object code format. The Company has also developed and manufactures certain proprietary components: Omega(TM) Audio Processor, Omega(TM) Video Processor, Omega(TM) Power Supply, the Omega(TM) Basic/Serial IQ Connectors, the Omega(TM) Pan/Tilt/Zoom/Focus Controller, the Omega(TM) Infra-red User Control Panel and proprietary cabinetry. These proprietary components are designed to work exclusively with the Omega(TM) System Controller software.

      The Company regards its Omega(TM) software as proprietary and has implemented protective measures of both a legal (copyright) and practical nature. The Company derives considerable practical protection for its software by supplying and licensing only a non-modifiable run-time version to its customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title, the Company in most cases has been able to incorporate restrictions in the licensing agreements which impose limitations on the disclosure and transferability of the software. No determination has yet been made, however, as to the legal or practical enforceability of these restrictions or the extent of customer liability for violations.

      The Company has been granted seven patents from the U.S. Patent and Trademark Office that cover certain aspects of the Omega(TM) user interface, remote management and system architecture (which is a network videoconferencing system which combines the advantages of central and distributed intelligence systems). The patents protect the Company's innovative technology and enables the Company to pursue opportunities to license its technology to other manufacturers. The Company also has confidentiality agreements with certain of its employees and has implemented other security measures.

PRODUCTS

      Historically, videoconferencing systems were used to provide "point-to-point" connectivity through proprietary codecs. Most videoconferences were conducted on an intra-company basis. With the recent acceptance and implementation of interoperability standards (collectively referred to as H.320 of the ITU-TS) and the growth of the installed base of systems, the Company believes that customers are beginning to seek "one-to-many" system solutions on both an intra-company as well as an inter-company basis. This will be a significant shift in use of videoconferencing, leading to a complex matrix of interconnectivity, scheduling, service and user interface issues. The Company believes that the videoconferencing world is becoming a world of "networks of systems" where all systems from boardroom to rollabout to desktop will have to interconnect. The Company believes that most systems in use today are not equipped to handle these demands.

      The Omega(TM) platform features a system control architecture based upon a PC486 engine, proprietary software compatible with Microsoft's Windows 3.1 and MS DOS 6.0+ operating systems, and distributed component intelligence. In addition, the Company introduced a new state of the art 7kHz audio system, sophisticated 8x8 video switcher/processor a new high speed pan/tilt/zoom/focus, and new cabinetry. The key features and benefits of the Omega(TM) platform include:

         Compression Technology Independence


         - Investment protection, by separating system control from compression technology
         -       Customer choice of compression technology

         Open Network Architecture

         - Wide support for options and peripherals (e.g., multiple cameras, VCRs, laser disc players, video printers, PC presentations)
         - Built-in flexibility for adding new devices and advanced technology as it evolves
         - Support for wide number of network connection technologies (switched 56, ISDN, T1, T3 or ATM)
         - Network management for centralized administration and diagnostics

         Ease of Use


         - Easy to understand onscreen icons provide heads up control of all videoconferencing functions
         - Point and Click camera control provides effortless camera positioning for both local and distant participants
         - Dialing Directories for both phone and videoconference connections makes initiating a conference as easy as using your phone

         System Management

         - Remote management support is extended to all devices comprising the videoconferencing system
         - Device health and status represented locally with 3D graphical display of system components
         - FTP server integration into the Omega(TM) allows for remote transfer of files between a wide variety of computers
         -       Open system support of industry standards

         Software Based System


         -       Remote upgrades of new Omega(TM) software releases
         -       Custom configuration of icons and system settings
         - Sign on security and system accounting totals for individual users

         The Omega(TM) product line offers a complete range of group and desktop videoconferencing systems, including the deluxe, full-featured Executive series, the economical Flex Plus and Flex rollabout series and the MVP PC-based desktop series. The Executive series is engineered for stationary videoconferencing applications in dedicated boardrooms, classrooms and courtrooms. Its dual monitors allow users to see local and remote sites easily, which is especially helpful when using multimedia tools or application-specific devices for meetings, presentations and training. Flex and Flex Plus models offer a spectrum of options, configurations and peripherals. Their single-monitor cabinets are portable and move easily between rooms for the widest range of applications in any environment. They are also upgradable to the Executive series. The MVP series adds videoconferencing to almost any 486 IBM-compatible PC and works with Windows 95 software. It offers flexible configuration through easy-to-use Windows menus and dialog boxes and supports a wide range of peripheral devices and multiple video inputs for supporting varied videoconferencing applications.

         Customers are offered a menu of options which allows them to tailor systems to meet their specific needs. The Omega(TM) is sold on a stand alone basis, with or without codec. The Omega(TM) is offered with single or dual color monitors of 27" or 35" size, for rollabout cabinets or in the wall installation. Other options include: audio and video expansion packages, multiple cameras (either single or three chip), a graphics stand, a computer graphics interface, facsimile transmission and reception, transmission network interface, and a variety of videocassette recorders, slides chains and peripheral devices.

         The Company began shipping the new Omega(TM) during the first quarter of calendar 1994.

         The Video Administrator is a software package that facilitates network management by providing scheduling, reservations and connection services with minimal human intervention. Video Administrator is being utilized by BellSouth for its Multipoint Videoconferencing Service. Other users include the University of Tennessee and the Georgia Statewide Academic and Medical System.

NEW PRODUCT DEVELOPMENT

         The Company continues to upgrade its present products and to develop new and innovative products for the videoconferencing market. Extensions of its product line will include a PC desktop and LAN based offering. The Omega(TM) products will incorporate data conferencing using standard protocols such as T.120, shared whiteboard and collaborative computing applications. Additional system and network management products are under development and are expected to be released during 1997.

         The Company is also designing application specific packages of the Omega(TM) videoconferencing system for the distance learning and telemedicine markets.

CUSTOMER SERVICE

         The Company generally provides a warranty for parts and labor on its systems for 90 days from the date of delivery. The Company maintains videoconference rooms and the necessary transmission facilities and codecs to provide on-line assistance to its installed customers at its executive offices near Atlanta, Georgia and at its European offices. It also provides a telephone helpline to assist customers in the diagnosis of system failures. Approximately 90% of all customer calls for assistance have been resolved through telephone or videoconference contact. The remaining 10% have generally been resolved by the removal and replacement of field replaceable units by Company or customer personnel. The Company maintains a spare parts inventory, and its policy is to replace failed units which are under warranty or subject to a service contract within 24 hours of notification.

         The Company offers several different maintenance programs, ranging from "helpline" telephone consultation to extended field service on a contract basis, which includes parts, labor, and travel service with a guaranteed on-site response within 48 hours. Warranty and contract service is provided from the Company's U.S. and European locations and through various service arrangements in the Far East.

MARKETS

         The Company has defined its near-term, primary target markets for its products as the "Fortune 1000" companies in North America, Europe and the Pacific Rim. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Cost benefit analyses are generally performed by the Company's customers themselves prior to purchasing a system. In addition, the Company has targeted as a secondary market small to mid-sized companies, as well as educational institutions and healthcare facilities. The Company's systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors, including partners for whom the Company is an original equipment manufacturer ("OEM").

         For the fiscal years ended December 31, 1996, 1995 and 1994, international sales (sales outside of the United States and Canada) represented approximately 13%, 13% and 19%, respectively, of the Company's total sales. Net product sales attributable to VSI Europe decreased from $2.7 million during the year ended December 31, 1995 to $2.3 million for the year ended December 31, 1996. VSI Europe contributes substantially all of the Company's international sales. The Company believes it presently maintains an approximate 1% to 2% share of the total worldwide videoconferencing equipment market as measured by 1996 total sales volume for the industry.

CUSTOMERS

         The Company's customers include Fortune 1000 companies, agencies of state, local and federal government, and health care facilities. They include NationsBank, Duracell, PacTel, BellSouth, NYNEX and Johnson & Johnson.

         During fiscal 1996, approximately 14% of the Company's net product sales were to NYNEX. During fiscal 1995, approximately 12% of the Company's net product sales were to NYNEX. No other customers accounted for more than 10% of the Company's sales during the years ended December 31, 1996 or 1995.

ORDER BACKLOG AND INVENTORY

         As of December 31, 1996, the Company had a backlog of orders for service and/or equipment of approximately $4.7 million for systems and/or service to be delivered during the next 12 months. As of December 31, 1995, the Company had a backlog of orders for service and/or equipment of approximately $2.9 million. The Company had inventories of approximately $2.8 million at December 31, 1996. The Company's inventory is pledged to secure the Company's line of credit.

COMPETITION

         The Company competes in the videoconferencing industry by providing custom solutions (products and services) to its customers' videoconferencing needs. Because the Company provides compression technology independent videoconferencing system, its systems can be sold to customers with standard codecs, high speed codecs, or specialty codecs with direct links to ATM and fiber optic networks.

         The videoconferencing industry covers a broad spectrum of videoconferencing services available to businesses and others, all of which are, in a general sense, competitive with the Company's systems. The VSI Systems, however, are designed and marketed primarily for the group videoconferencing segment of the industry. Within this segment of the industry, the Company presently competes primarily with three companies, all of which presently have significantly greater resources and market shares than the Company. In addition, three of the Company's suppliers of codecs directly compete with the Company in the group videoconferencing segment. The Company believes demand for videoconferencing will continue to increase which will attract additional competitors to the industry, many of which will have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

         All of the Company's product engineering, including costs associated with design and configuration of fully-developed VSI Systems for particular customer applications, is accounted for in the Company's financial statements as research and development expenses. During the years ended December 31, 1996, 1995 and 1994, the Company's aggregate expenditures for research and development of new products or new components for existing VSI Systems were $1,192,010, $953,955 and $483,194, respectively. During fiscal 1996, the
Company's research and development expenses increased due to expanding the workforce to accommodate efforts related to forthcoming generations of the Omega(TM) product line and other software products, along with amortization of costs previously capitalized.

EMPLOYEES

         As of December 31, 1996, the Company employed 195 persons full time, including four executive officers. Of the full-time employees who are not executive officers, 76 are engaged in sales and marketing, 29 in production, 35 in service, 15 in research and development, and 36 in general administration. Employee relations are considered good, and the Company has no collective bargaining contracts covering any of its employees.

ITEM 2.  PROPERTIES.

         The Company maintains its executive and sales offices, as well as its production facilities, in 26,140 square feet of leased office and warehouse space in Norcross, Georgia, under a one-year lease which expires October 1997. The lease agreement provides for a renewal term at the option of the Company for up to 60 months. The Company and some of its subsidiaries -- VSI Europe, VSINS and ETI -- lease a number of facilities (primarily sales offices) in the United States and Europe under operating lease agreements which expire at various dates through 2006.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 3, 1997, Barry Rosales and Davin Gebauer, shareholders of the Company, filed a putative class action against the Company and one of its directors. The lawsuit is styled Barry Rosales and Davin Gebauer v. VSI Enterprises, Inc. and Richard K. Snelling, Civil Action No. 1:97-CV-0009-WBH, U.S. District Court for the Northern District of Georgia, Atlanta Division. The plaintiffs purport to represent a class of all persons who purchased the common stock of the Company or exercised the Class B Warrants of the Company between October 6, 1995 and January 8, 1996. The Complaint alleges that during this interval the defendants made material misrepresentations and omissions in connection with the financial condition of the Company which had the effect of artificially inflating the market price of the Company's common stock. The Complaint alleges that by virtue of this conduct defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "34 Act") and SEC Rule 10b-5 thereunder. The Complaint also alleges that defendant Richard K. Snelling was a controlling person within the meaning of Section 20 of the 1934 Act and is therefore liable to the plaintiffs on that basis as well. The Complaint seeks compensatory damages along with pre- and post-judgment interest, reasonable attorneys fees, expert witness fees and other costs. On February 18, 1997, the Company and Mr. Snelling filed a Motion to Dismiss the Complaint.

         Under the provisions of the Company's Certificate of Incorporation, the Company will advance on behalf of Mr. Snelling his cost of defense of the claims against him in this action. The Company has notified its officers and directors liability insurer of the pending litigation.

         The Company and Mr. Snelling deny any liability with respect to these claims and intend vigorously to defend them. This action is at an early procedural stage, however, and it is not possible at this time to determine the outcome of the lawsuit or the effect of its resolution on the Company's financial position or operating results. Management believes that the Company's defenses will have merit; however, there can be no assurance that the Company will be successful in its defense or that this litigation will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

         There are no other material legal proceedings to which the Company is a party or to which its properties are subject; nor are there any material proceedings known to the Company to be contemplated by any governmental authority; nor are there any material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no occurrence requiring a response to this Item.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded in the over-the-counter market under the Nasdaq symbol "VSIN" and on the Boston Stock Exchange under the symbol "VSI." The Common Stock has been quoted on the Nasdaq System since February 28, 1992 and has been traded on the Boston Stock Exchange since November 1991. Prior to November 1991, the Company's Common Stock was traded in the general over-the-counter market. The following table sets forth the quarterly high and low bid quotations per Common Share in the over-the-counter market as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                   HIGH              LOW
                                                                  ------           ------
         FISCAL YEAR ENDED DECEMBER 31, 1995
                 First Quarter  . . . . . . . . . . .             $1.84            $0.94
                 Second Quarter . . . . . . . . . . .              2.00             1.19
                 Third Quarter  . . . . . . . . . . .              6.63             1.50
                 Fourth Quarter . . . . . . . . . . .              6.22             3.31

         FISCAL YEAR ENDED DECEMBER 31, 1996
                 First Quarter  . . . . . . . . . . .             $4.31           $ 1.88
                 Second Quarter . . . . . . . . . . .              4.06             2.44
                 Third Quarter  . . . . . . . . . . .              3.13             2.00
                 Fourth Quarter . . . . . . . . . . .              3.13             1.88

----------------------------

         As of March 15, 1997, the Company had approximately 600 holders of record of its Common Shares and in excess of 8,000 beneficial holders of its Common Shares.

         The Company has never paid cash dividends on its Common Stock and has no plans to pay cash dividends in the foreseeable future. The policy of the Company's Board of Directors is to retain all available earnings for use in the operation and expansion of the Company's business. Whether dividends may be paid on the Common Shares in the future will depend upon the Company's earnings, capital requirements, financial condition, prior rights of the preferred stockholders, and other relevant factors.

Recent Sales of Unregistered Securities.

         On November 12, 1996, the Company issued 6,354 shares of Common Stock to Paul D'Haeyer, an employee of the Company, in payment of $13,166 of sales commissions earned by Mr. D'Haeyer.

         On October 2, 1996, the Company issued an aggregate of 2,007,339 shares of Common Stock to the two shareholders of ETI in connection with the acquisition of ETI by the Company.

         On September 30, 1996, the Company issued $5,000,000 of 5% Convertible Debentures due September 1999 to three institutional investors, the proceeds of which were utilized to fund the cash portion of the acquisition of ETI and for working capital purposes. The debentures are convertible into shares of common stock of the Company. The debenture holders may convert their interests into the Company's common stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. Anytime after September 30, 1997, provided that a 50% increase in the common stock from the price of the common stock at funding has occurred, the Company has the option to force conversion into stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. As of December 31, 1996, 423,673 shares of Common Stock had been issued by the Company upon conversion of debentures.

         In July, 1996, the Company completed a private placement of 1,122,361 shares of common stock to 39 accredited investors, resulting in proceeds of approximately $2.4 million. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

         On June 28, 1996, the Company issued an aggregate of 481,670 shares of Common Stock to the shareholders of INS in connection with the acquisition of INS by the Company.

         On June 5, 1996, the Company issued 244,817 shares of Common Stock to Larry M. Carr, a director of the Company, in exchange for the cancellation of $337,113 of indebtedness owed by the Company to Mr. Carr.

         On April 4, 1996 and November 13, 1996, the Company issued an aggregate of 200,000 shares of Common Stock to NRT Contract Manufacturing, Inc., a principal supplier of components for the Company's videoconferencing equipment. These shares were issued as payment for shipments of components to the Company.

         On January 2, 1996, the Company issued 104,421 shares of Common Stock to Richard K. Snelling, the Chairman of the Board and Chief Executive Officer of the Company. These shares were issued in lieu of Mr. Snelling's cash compensation for the year ended December 31, 1995.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the three years ended December 31, 1996, 1995 and 1994, for the nine-month transition period ended December 31, 1993 and for the year ended March 31, 1993, are derived from the consolidated financial statements of the Company. All financial information has been restated to reflect the June 1996 acquisition by the Company of Integrated Network Services, Inc., which was accounted for as a pooling of interest. Information for the year ended December 31, 1996 includes Eastern Telecom, Inc., which was acquired in October 1996. Information for the years ended December 31, 1996 and 1995 include VSI Solutions Inc., which was acquired in April 1995. See Note B to the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                                    NINE MONTHS
                                                 YEAR ENDED DECEMBER 31,               ENDED          YEAR ENDED
                                             --------------------------------         DEC 31,         MARCH 31,
                                             1996           1995         1994         1993(1)           1993
                                            -------        -------      -------      -------           -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF INCOME DATA:
 Revenue . . . . . . . . . . . . . .        $17,056        $20,541      $19,226      $12,370           $15,935
 Cost of revenues  . . . . . . . . .         12,103         14,255       13,131        9,141            11,125
 Gross Profit  . . . . . . . . . . .          4,953          6,196        6,095        3,229             4,810
 Operating and other expenses  . . .         11,660         10,764        8,505        6,357             6,323
                                            -------        -------      -------      -------           -------
 Net loss from continuing operations         (6,707)        (4,568)      (2,410)      (3,128)           (1,513)
                                            -------        -------      -------      -------           -------
 Net loss per share from continuing
    operations   . . . . . . . . . .        $ (0.18)       $ (0.15)     $ (0.11)      $ (0.19)         $ (0.10)
                                            =======        =======      =======       =======          =======


                                                                DECEMBER 31,
                                             ---------------------------------------------------       MARCH 31,
                                             1996           1995         1994            1993(1)         1993
                                             ----           ----         ----            ----            ----
                                                                      (IN THOUSANDS)
 BALANCE SHEET DATA:
 Working capital . . . . . . . . . .     $    5,634     $    6,904   $    1,260     $  1,963         $   3,174
 Total assets  . . . . . . . . . . .         23,298         19,666       13,393       10,001            10,277
 Long-term debt  . . . . . . . . . .          4,250             --           44           68                90
 Stockholders' equity  . . . . . . .         13,819         10,535        4,401        4,242             5,170

-----------------------
(1) On October 20, 1993, the Company changed it fiscal year end from March 31 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         All previously reported financial information has been restated to reflect the June 28, 1996 acquisition of Integrated Network Services, Inc. ("INS"), which was accounted for as a pooling of interest.

         During the year ended December 31, 1996, the Company's total assets increased 18% to $23,297,610 from $19,666,094. This increase of $3,631,516 primarily resulted from a $8,801,980 increase in costs in excess of net assets acquired, primarily resulting from the acquisition of Eastern Telecom Inc.
(ETI). This increase more than offset decreases in cash (46%), accounts receivable (43%) and inventories (27%). On December 31, 1995, cash was higher than historical levels due to the exercise during the fourth quarter of 1995 of 829,740 Class B Common Stock Purchase Warrants of the Company, which yielded $3.5 million in cash.

         Accounts receivable decreased $2,954,591, primarily due to improved collection efforts and the receipt of more orders earlier in the fourth quarter of 1996 than in the previous year. Inventories decreased $1,044,139, primarily due to the transfer of approximately $800,000 in inventory to the rental and demonstration inventory category.

         Rental and demonstration inventory increased 431%, to $1,542,667. Many of the new demonstration units were installed at locations owned by BellSouth, the Company's strategic partner for a number of sales initiatives in the Southeast.

         Software development costs decreased 21% from $1,243,510 at December 31, 1995 to $980,110 at December 31, 1996, primarily due to the amortization of previously capitalized software expense.

         Total current liabilities as of December 31, 1996 decreased $3,902,127, or 43%, from December 31, 1995, primarily as a result of a 84% decrease in notes payable and a 27% decrease in accounts payable. These were repaid using cash raised from a private placement of common stock in 1996, and by retiring a $337,113 credit facility due Larry Carr, a director of the Company, by issuing Mr. Carr 244,817 shares of common stock.

         Other liabilities include $4,250,000 remaining of the issuance of $5,000,000 in 5% convertible debentures due September 1999, the proceeds of which were used to fund the cash portion of the October 2, 1996 acquisition of ETI. Total stockholders' equity increased $3,283,643, or 31%, from December 31, 1995, because of a $10,130,414 increase in paid in capital related to the acquisition of ETI, a private placement and a conversion of debt, which were partially offset by a $6,706,894 increase in accumulated deficit as a result of a net loss for the year.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

         Revenues for the year ended December 31, 1996 decreased 17% to $17,055,947 from the $20,450,958 recorded during the year ended December 31, 1995. The decrease was due primarily to lower revenues for INS, as the sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected sales efforts during the year. Core sales of videoconferencing systems also declined, due to longer than anticipated sales cycles in closing key accounts.

         The Company's backlog of purchase orders for service and/or equipment at December 31, 1996 was approximately $4.7 million, an increase of 62% over the December 31, 1995 order backlog of approximately $2.9 million.

Gross Margin

         Gross margin as a percentage of revenues was 29% for the year ended December 31, 1996, a slight decrease from 30% for the year ended December 31, 1995.

Selling, General and Administrative Expenses

         The increase in selling, general and administrative expenses of $1,091,418, or 12% over the year ended December 31, 1995 is the result of additional administrative costs associated with the acquisitions of INS and ETI., the addition of several new salespeople, and an increase in the Company's sales and marketing expenses to support strategic partner BellSouth's rollout of its videoconferencing sales and service program. The Company is the primary system integrator for BellSouth's multipoint videoconferencing service, and is a part of BellSouth's Network Complementary Applications Program, through which the company's videoconferencing systems are offered to BellSouth customers. In addition, sales and marketing expenses were incurred in association with the introduction of the Omega MVP desktop product line in 1996.

Research and Development Expenses

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1996, the Company's research and development expenses were $1,192,010, a 25% increase over the year ended December 31, 1995. The increase in expense was a result of expanding the research and development workforce t accommodate efforts relating to forthcoming generations of the Omega product line and other software products. For the year ended December 31, 1996, development costs of $153,007 were capitalized as software development costs, compared to $345,097 capitalized for the year ended December 31, 1995.

Other Expenses

         Non-operating expenses for the year ended December 31, 1996 decreased 62% to $257,610, from $680,616 for the year ended December 31, 1995. This decrease was primarily due to a reduction in costs associated with the Company's secured credit facilities.

Net Loss

         Net loss for the year ended December 31, 1996 was $6,706,894, representing 39% of revenue, as compared to $5,340,557, or 26% of revenue, for the year ended December 31, 1995. The increase in losses was due to a 17% decrease in revenues as well as a 12% increase in selling, general and administrative expenses. The decrease in revenues was attributed to lower revenues for INS during 1996 and a longer than anticipated sales cycle for some video conferencing orders.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues

         Revenues for the year ended December 31, 1995 increased 6% to $20,450,958 from $19,226,099 recorded for the year ended December 31, 1995. The increase resulted from a 37% increase in sales of computer integration services from INS, which more than offset an 8% decrease in videoconferencing sales. That decrease resulted from a longer than expected sales cycle in closing key accounts, delays of orders to end users within the federal government, delays in the release of the Flex line of rollabout products until the third quarter of 1995, and the efforts and expenses associated with the formation and development of strategic alliances with key telecommunications firms.

         The Company's backlog of orders for service and/or equipment at December 31, 1995 was approximately $2.9 million, an increase of 61% over the December 31, 1994 order backlog of $1.8 million.

Gross Margin

         Gross margin as a percentage of revenues was 30% for the year ended December 31, 1995, a slight decrease from 32% for the year ended December 31, 1994.

Selling, General and Administrative Expenses

         The increase in selling, general and administrative expenses of $1,630,346, or 22%, over the year ended December 31, 1994 is the result of additional administrative costs associated with the acquisition of cR Solutions, additional costs associated with the further expansion of system integration business at INS, the addition of a new sales office in Boston and sales personnel in other locations, as well as expenses associated with developing strategic business partners. In addition, marketing expenses increased due to the introduction of the Flex product line.

Research and Development Expenses

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1995, the Company's research and development expenses were $953,955, a 97% increase over the year ended December 31, 1994. The increase in expense was a result of expanding the research and development workforce to accommodate efforts relating to forthcoming generations of the Omega product line and other software products. For the year ended December 31, 1995, development costs of $345,097 were capitalized as software development costs, compared to $293,072 capitalized for the year ended December 31, 1994. The increase was primarily due to the purchase of cR Solutions, a software company that produces a scheduling and reservation system for the management of videoconferencing systems.

Other Expenses

         Non-operating expenses for the year ended December 31, 1995 increased 71% to $680,616, from $398,516 for the year ended December 31, 1994. This increase was primarily due to costs associated with the Company's secured credit facilities.

Net Loss

         Net loss for the year ended December 31, 1995 was $5,340,557, representing 26% of revenue, as compared to $2,720,988, or 14% of revenue, for the year ended December 31, 1994. The increase in losses was due primarily to a 22% increase in selling, general and administrative expenses and a 97% increase in research and development expenses.

LIQUIDITY AND SOURCES OF CAPITAL

         In September 1996, the Company issued $5,000,000 of 5% Convertible Debentures due September 1999 to three institutional investors, the proceeds of which were utilized to fund the cash portion of the acquisition of ETI and for working capital purposes. The debentures are convertible into shares of common stock of the Company. The debenture holders may convert their interests into the Company's common stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. Any time after September 30, 1997, provided that a 50% increase in the common stock from the price of the common stock at funding has occurred, the Company has the option to force conversion into stock at the lesser of: (i) One hundred percent (100%) of the five-day average closing bid price at the time of funding; or, (ii) Eighty percent (80%) of the five-day average closing bid price at the time of conversion. As of March 13, 1997, approximately $3.3 million of debentures had been converted into approximately 2.0 million shares of common stock.

         In July 1996, the Company completed a private placement of 1,122,361 shares of common stock to 39 accredited investors, resulting in proceeds of approximately $2.4 million. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

         Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California, Inc. This credit facility provides the Company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and fixed assets of VSI. At March 3, 1997 approximately $316,000 was owed to Fidelity Funding under the credit facility.

         In December 1996, INS established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of accounts receivable invoices, inventory and notes receivable, with certain restrictions. At. March 3, 1997 approximately $319,000 was owed to Presidential Financial Corporation.

         As of December 31, 1996, VSI Europe had a secured bank credit facility of $570,000, of which $127,605 was outstanding at that time.

         As of December 31, 1996, the Company had cash and cash equivalents of $2,260,185. The Company's liquidity sources also include existing credit facilities. In order to meet its cash flow requirements, the Company will likely require additional financing in 1997. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

         As of December 31, 1996, the Company had operating loss carryforwards for income tax purposes of approximately $16,187,000 available to reduce taxable income through 2010. The Company also has research and development credits of approximately $89,000 available to reduce income taxes payable through 2002. During 1993, the Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995

Consolidated Statements of Operations for Years Ended December 31, 1996, 1995 and 1994

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Board of Directors
VSI Enterprises, Inc.

     We have audited the accompanying consolidated balance sheet of VSI Enterprises, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Enterprises, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     We previously audited and reported on the consolidated balance sheet of VSI Enterprises, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994, prior to their restatement for the 1996 pooling of interests with Integrated Network Services, Inc. The contribution of VSI Enterprises, Inc. and subsidiaries represented 74% of restated consolidated assets as of December 31, 1995, 58% and 68% of restated consolidated revenues for 1995 and 1994, respectively, and 86% and 98% of restated consolidated net loss for 1995 and 1994, respectively. Separate financial statements of INS included in the restated consolidated balance sheet as of December 31, 1995 and the restated consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 were audited and reported on separately by other auditors. The INS 1994 financial statements were reported on by other auditors prior to the restatement for discontinued operations, as described in Note C.

     We also audited the adjustments described in Note C that were applied to restate the 1994 financial statements for the discontinued operations of INS and the combination of the accompanying consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, after restatement for the 1996 pooling of interests; in our opinion, such adjustments are appropriate and have been properly applied, and such consolidated statements have been properly combined on the basis described in Note B of the notes to the consolidated financial statements.

                                        /s/ GRANT THORNTON LLP


Atlanta, Georgia
February 21, 1997

                   VSI Enterprises, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                December 31,


                                   ASSETS



                                                                           1996                 1995
                                                                     ----------------    ---------------
                                                                                          (as restated -
                                                                                           see Note B)
CURRENT ASSETS
  Cash and cash equivalents                                          $     2,260,185     $     4,202,613
  Accounts receivable, less allowance
    for doubtful accounts of $271,000
    and $658,000 at December 31, 1996
    and 1995, respectively                                                 3,884,446           6,809,037

  Inventories                                                              2,810,231           3,854,370

  Rental and demonstration inventory, net
    of accumulated depreciation of $374,922
    and $135,100, respectively                                             1,542,667             290,555

  Prepaid expenses and other current assets                                  365,435             878,736
                                                                      --------------      --------------

           Total current assets                                           10,862,964          16,035,311

PROPERTY AND EQUIPMENT                                                     1,356,313           1,497,559

OTHER ASSETS
  Costs in excess of net assets acquired                                   9,537,558             735,578
  Software development costs                                                 980,110           1,243,510
  Other                                                                      560,665             154,136
                                                                      --------------      --------------
                                                                          11,078,333           2,133,224
                                                                      --------------      --------------


                                                                     $    23,297,610     $    19,666,094
                                                                      ==============      ==============


The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                           1996                 1995
                                                                      ----------------     -------------
                                                                                           (as restated -
                                                                                            see Note B)
CURRENT LIABILITIES
  Notes payable                                                       $      501,641      $    3,339,420
  Bank credit facilities                                                     127,605             155,676
  Accounts payable                                                         2,410,049           3,299,294
  Accrued expenses                                                         1,463,952           1,900,467
  Deferred revenue                                                           725,662             436,179
                                                                       -------------       -------------

           Total current liabilities                                       5,228,909           9,131,036

CONVERTIBLE DEBENTURES                                                     4,250,000                   -

COMMITMENTS                                                                        -                   -

STOCKHOLDERS' EQUITY
  Preferred stock, $.00025 par value; authorized
    800,000 shares, none issued and outstanding                                    -                   -
  Common stock, authorized 46,000,000 shares of
    $.00025 par value; issued and outstanding
    39,516,249 and 35,007,176 shares at
    December 31, 1996 and 1995, respectively                                   9,879               8,751
  Additional paid-in capital                                              38,222,005          28,091,591
  Accumulated deficit                                                    (24,124,509)        (17,417,615)
  Cumulative translation adjustment                                         (288,674)           (147,669)
                                                                       -------------       -------------
                                                                          13,818,701          10,535,058
                                                                       -------------       -------------



                                                                      $   23,297,610      $   19,666,094
                                                                       =============       =============

                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                                            (as restated - see Note B)
                                                                        --------------------------------
                                                        1996                1995                1994
                                                  ---------------     ---------------     --------------
Revenue
  Videoteleconferencing systems                    $    11,159,943     $   11,920,437     $   13,002,986
  System integration                                     4,346,723          8,530,521          6,223,113
  Commissions                                            1,549,281                  -                  -
                                                    --------------      -------------      -------------
                                                        17,055,947         20,450,958         19,226,099
                                                    --------------      -------------      -------------

Costs and expenses
  Cost of videoteleconferencing systems                  9,115,556          8,344,196          9,058,538
  Cost of system integration                             2,986,724          5,910,559          4,072,203
  Selling, general and administrative                   10,210,941          9,119,523          7,489,177
  Research and development                               1,192,010            953,955            483,194
                                                    --------------      -------------      -------------
                                                        23,505,231         24,328,233         21,103,112
                                                    --------------      -------------      -------------

      Loss from operations                              (6,449,284)        (3,877,275)        (1,877,013)

Other expenses, primarily financing charges                257,610            680,616            398,516
                                                    --------------      -------------      -------------

      Net loss from continuing operations
         before income taxes                            (6,706,894)        (4,557,891)        (2,275,529)

Income taxes                                                     -             10,483            134,792
                                                     -------------      -------------      -------------

      Net loss from continuing operations               (6,706,894)        (4,568,374)        (2,410,321)

Discontinued operations
  Loss from operations (net of tax benefits
    of $236,000 and $60,000 in 1995 and
    1994, respectively)                                          -           (539,053)          (310,667)
  Loss on disposal (net of tax benefit of
    $102,000)                                                    -           (233,130)                 -
                                                    --------------      -------------      -------------
      Loss from discontinued operation                           -           (772,183)          (310,667)
                                                    --------------      -------------      -------------

      NET LOSS                                     $    (6,706,894)    $   (5,340,557)    $   (2,720,988)
                                                    ==============      =============      =============

Net loss per common share
  Loss from continuing operations                  $          (.18)    $         (.15)    $         (.11)
  Loss from discontinued operations                              -               (.02)              (.01)
                                                    --------------      -------------      -------------

                                                   $          (.18)    $         (.17)    $         (.12)
                                                    ==============      =============      =============

Weighted average shares outstanding                     36,476,932         31,070,908         21,924,006
                                                    ==============      =============      =============

The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1996, 1995 and 1994

                                                  Series A
                                               Preferred stock                 Common stock
                                       ------------------------------    -------------------------
                                         Number of                          Number of
                                           Shares          Par value         Shares        Par value
                                        ------------       ---------     --------------    ---------


Balance, December 31, 1993                       -      $           -        20,558,802   $    5,139
  (as restated - see Note B)
Purchase of treasury stock of INS                -                  -                 -            -
Private Placement of 3,975,431 common
  shares, net of issuance costs of $51,116       -                  -         3,975,431          994
Exercise of warrants                             -                  -           500,000          125
Issuance of 743,496 common shares to
  vendors for future services                    -                  -           743,496          186
Issuance of 206,249 common shares for
  conversion of notes payable                    -                  -           206,249           51
Sale of 30,090 common shares for
  employee stock purchase plan                   -                  -            30,090            8
Issuance of 17,800 common shares
  in lieu of cash compensation                   -                  -            17,800            4
Issuance of 450,000 common shares in
  connection with debt agreements                -                  -           450,000          113
Foreign currency translation adjustment          -                  -                 -            -
Net loss for the year                            -                  -                 -            -
                                          --------           --------  ----------------     --------
Balance, December 31, 1994                       -                  -        26,481,868        6,620
   (as restated - see Note B)



                                                  Additional                    Cumulative
                                                    paid-in       Accumulated   translation
                                                    capital         deficit     adjustment       Total
                                                 -------------  --------------  ------------ ------------
Balance, December 31, 1993                         $13,626,761   $(9,323,329)  $  (67,040)   $  4,241,531
  (as restated - see Note B)
Purchase of treasury stock of INS                     (120,655)      (32,741)       -            (153,396)
Private Placement of 3,975,431 common
  shares, net of issuance costs of $51,116           2,181,963         -            -           2,182,957
Exercise of warrants                                   249,875         -            -             250,000
Issuance of 743,496 common shares to
  vendors for future services                          444,758         -            -             444,944
Issuance of 206,249 common shares for
  conversion of notes payable                          103,074         -            -             103,125
Sale of 30,090 common shares for
  employee stock purchase plan                          19,553         -            -              19,561
Issuance of 17,800 common shares
  in lieu of cash compensation                           9,999         -            -              10,003
Issuance of 450,000 common shares in
  connection with debt agreements                       85,387         -            -              85,500
Foreign currency translation adjustment                  -             -          (62,049)        (62,049)
Net loss for the year
                                                         -        (2,720,988)       -          (2,720,988)
                                                    ----------   -----------     ---------     ----------
Balance, December 31, 1994                          16,600,715   (12,077,058)    (129,089)      4,401,188
  (as restated - see Note B)

                     VSI Enterprises, Inc. and Subsidiaries

             For the years ended December 31, 1996, 1995 and  1994



                                                                Series A
                                                             Preferred stock                       Common stock
                                                       ----------------------------       ----------------------------
                                                        Number of                             Number of
                                                         Shares      Par value                Shares      Par value
                                                       -----------   ---------            --------------  ---------
Purchase of treasury stock of INS                                -           -                       -            -
Exercise of warrants, net of exercise
  costs of $77,989                                               -           -               6,424,470        1,606
Exercise of stock options                                        -           -                 298,533           75
Issuance of 52,975 common shares
  for employee stock purchase plan                               -           -                  52,975           13
Issuance of 646, 275 common shares
  for conversion of notes payable and
  related costs                                                  -           -                 646,275          161
Sale of 362,319 common shares                                    -           -                 362,319           91
Issuance of 452,736 common shares
  in lieu of cash compensation                                                                 452,736          113
Issuance of 100,000 common shares
  for products and services                                      -           -                 100,000           25
Issuance of 188,000 common shares
  for acquisition of VSI solutions                               -           -                 188,000           47
Foreign currency translation adjustment                          -           -                       -            -
Net loss for the year                                            -           -                       -            -
                                                            -------    --------             -----------      ------
Balance, December 31, 1995                                       -           -              35,007,176        8,751
  (as restated - see Note B)



                                             Additional                    Cumulative
                                              paid-in      Accumulated     translation
                                              capital        deficit       adjustment     Total
                                             -----------  -------------   -----------  -----------
Purchase of treasury stock of INS              (163,561)            -             -       (163,561)
Exercise of warrants, net of exercise
  costs of $77,989                            8,473,641             -             -      8,475,247
Exercise of stock options                       372,755             -             -        372,830
Issuance of 52,975 common shares
  for employee stock purchase plan               68,181             -             -         68,194
Issuance of 646, 275 common shares
  for conversion of notes payable and
  related costs                                 722,739             -             -        722,900
Sale of 362,319 common shares                   499,909             -             -        500,000
Issuance of 452,736 common shares
  in lieu of cash compensation                  342,376             -             -        342,489
Issuance of 100,000 common shares
  for products and services                     874,083             -             -        874,108
Issuance of 188,000 common shares
  for acquisition of VSI solutions              300,753             -             -        300,800
Foreign currency translation adjustment               -             -       (18,580)       (18,580)
Net loss for the year                                 -    (5,340,557)            -     (5,340,557)
                                             ----------   -----------      --------     ----------
Balance, December 31, 1995
  (as restated - see Note B)                 28,091,591   (17,417,615)     (147,669)    10,535,058

                     VSI Enterprises, Inc. and Subsidiaries

             For the years ended December 31, 1996, 1995 and  1994




                                              Series A
                                           Preferred stock                       Common stock
                                    -----------------------------        ----------------------------
                                         Number of                          Number of
                                          Shares      Par value              Shares        Par value
                                       ------------   ---------          --------------    ---------
Issuance of 110,775 common shares
  in lieu of cash compensation                    -           -                 110,775           28
Issuance of 44,477 common shares
  for employee stock purchase plan                -           -                  44,477           11
Exercise of stock options                         -           -                 305,631           76
Issuance of 250,000 common shares
  for products and services                       -           -                 250,000           63
Issuance of 244,817 common shares
  for conversion of notes payable                 -           -                 244,817           61
Private placement of 1,122,361
  common shares, net of issuance
  costs of $41,998                                -           -               1,122,361          281
Issuance of 2,007,339 common shares
  of acquisition of Eastern Telecom, Inc.         -           -               2,007,339          502
Issuance of 423,673 common shares
  for conversion of convertible debentures        -           -                 423,673          106
Foreign currency translation adjustment           -           -                       -            -
Net loss for the year                             -           -                       -            -
                                           --------    --------              ----------       ------
Balance, December 31, 1996                        -   $       -              39,516,249       $9,879
                                           ========    ========              ==========       ======



                                                 Additional                    Cumulative
                                                  paid-in     Accumulated      translation
                                                  capital       deficit        adjustment         Total
                                                 ----------   -----------      -----------      ----------
Issuance of 110,775 common shares
  in lieu of cash compensation                       139,464             -             -            139,492
Issuance of 44,477 common shares
  for employee stock purchase plan                   109,413             -             -            109,424
Exercise of stock options                            298,789             -             -            298,865
Issuance of 250,000 common shares
  for products and services                          599,946             -             -            600,009
Issuance of 244,817 common shares
  for conversion of notes payable                    337,052             -             -            337,113
Private placement of 1,122,361
  common shares, net of issuance
  costs of $41,998                                 2,388,247             -             -          2,388,528
Issuance of 2,007,339 common shares
  of acquisition of Eastern Telecom, Inc.          5,499,498             -             -          5,500,000
Issuance of 423,673 common shares
  for conversion of convertible debentures           758,005             -             -            758,111
Foreign currency translation adjustment                    -             -      (141,005)          (141,005)
Net loss for the year
                                                           -    (6,706,894)            -         (6,706,894)
                                                  ----------   -----------      --------         ----------
Balance, December 31, 1996                       $38,222,005  $(24,124,509)    $(288,674)       $13,818,701
                                                  ==========   ===========      ========         ==========


                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                         (as restated - see Note B)
                                                                      -----------------------------------
                                                      1996                1995                   1994
                                                  ---------------     ---------------      --------------
Increase (Decrease) in Cash and Cash
  Cash Equivalents

Cash flows from operating activities:
  Net loss                                         $   (6,706,894)     $   (5,340,557)     $  (2,720,988)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                     1,420,547           1,092,666            636,167
      Provision for doubtful accounts                      62,000             431,512             65,732
      Allowance to reduce inventory to
         lower cost or market                             250,000              78,025             75,000
      Issuance of common stock  in
         lieu of cash compensation                        139,492             342,489             10,003
      Loss on sale of fixed assets                         28,145               1,069              4,317
      Changes in related assets and
         liabilities, net of businesses acquired:
           Accounts receivable                          3,300,380          (1,441,450)           305,043
           Inventories                                    794,139          (1,948,281)          (669,772)
           Rental and demonstration inventory          (1,491,934)            (59,109)          (100,367)
           Prepaid expenses and other assets              344,616            (197,925)          (263,113)
           Accounts payable                              (139,772)            815,555            147,206
           Accrued expenses                              (746,742)            196,400            206,203
           Deferred revenue                               289,483             139,955             80,748
                                                    -------------       -------------        -----------

             Net cash used by operating
               activities                              (2,456,540)         (5,889,651)        (2,223,821)
                                                    -------------       -------------       ------------

Cash flows from investing activities:
  Cash paid for business acquisitions,
    net of cash acquired                               (3,668,131)            (62,946)
  Proceeds from sale of property and
    equipment                                              30,314              30,213                  -
  Purchases of property and equipment                    (418,304)           (623,625)          (842,392)
  Capitalized software development costs                 (153,007)           (345,097)          (293,072)
  Other assets                                           (405,760)             43,632            (58,273)
                                                    --------------      -------------       ------------

             Net cash used by investing
               activities                              (4,614,888)           (957,823)        (1,193,737)
                                                    -------------       -------------       ------------

                     VSI Enterprises, Inc. and Subsidiaries

                            Year ended December 31,



                                                         1996                1995                1994
                                                    ---------------     ---------------     --------------
Cash flows from financing activities:
  Net change in notes payable under revolving
    lines of credit and bank credit facilities          (2,566,194)           402,684          1,049,592
  Proceeds from convertible debentures                   5,000,000                  -                  -
  Borrowings under notes payable
    to shareholders                                              -                  -            125,000
  Principal payments on other notes payable                      -                  -            (38,424)
  Proceeds from exercise of stock options
    and warrants, net of related costs                     298,865          8,848,077            250,000
  Proceeds from issuance of common stock                   109,424            568,194             16,607
  Proceeds from private placements, net
    of issuance costs                                    2,388,528                  -          2,182,957
  Acquisition of treasury stock by INS                           -           (163,561)          (111,860)
                                                     -------------      -------------      -------------

         Net cash provided by financing
           activities                                    5,230,623          9,655,394          3,473,872
                                                     -------------      -------------     --------------

Effect of exchange rate changes on cash                   (101,623)           (74,361)           (62,049)
                                                      ------------      -------------      -------------

         Increase (decrease) in cash                    (1,942,428)         2,733,559             (5,735)

Cash and cash equivalents at beginning
  of year                                                4,202,613          1,469,054          1,474,789
                                                     -------------      -------------      -------------

Cash and cash equivalents at end of year            $    2,260,185     $    4,202,613     $    1,469,054
                                                     =============      =============      =============

                     VSI Enterprises, Inc. and Subsidiaries

                            Year ended December 31,



                                                        1996                1995                1994
                                                   ---------------     ---------------    --------------
Supplementary disclosure:
  Interest paid                                            357,216            436,059            370,898

Supplemental schedule of noncash
  investing and financing activities:

Noncash investing and financing activities:
  Conversion of debt to common stock                $    1,095,224     $      722,900     $      103,125
  Common stock issued for products and
    services                                               600,009            874,108            444,944
  Common stock issued for debt costs                             -                  -             85,500

Acquisition of businesses
  Fair value of assets acquired                          9,540,923            396,282                  -
  Cash paid                                             (3,685,128)           (78,318)                 -
  Common stock and options issued                       (5,500,000)          (300,800)                 -
                                                     -------------      -------------      -------------

  Liabilities assumed                               $      355,795     $       17,164     $            -
                                                     =============      =============      =============



        The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The Company and its subsidiaries provide network multimedia products and services including videoteleconferencing systems, software and service; design, installation and integration of local and wide area computer networks; and commission based reselling of telephone network services for telephone operating companies and related communication entities.

  1.  Principles of Consolidation

  The consolidated financial statements include the accounts of VSI Enterprises, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

  2.  Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  3.  Revenue Recognition

  Revenue from product sales represents sales of videoteleconferencing systems and related maintenance contracts. Revenue on system sales are recognized upon shipment. Revenue on maintenance contracts are recognized over the term of the related contract.

  System integration revenues include computer network design, installation and integration services and related computer hardware. Revenues on integration services are recognized as services are performed. Integration hardware revenues are recognized upon shipment.

  Commission revenue from telephone network service sales are recognized upon receipt of order and when the Company has no further obligation related to the order.

  4.  Inventories

  Inventories consist of components and parts and are valued at the lower of cost (first-in, first-out method) or market. Inventories include an allowance to reduce inventories to lower of cost or market of approximately $494,000 and $244,000 at December 31, 1996 and 1995, respectively.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  5.  Property, Equipment, Rental Inventory and Depreciation

  Property, equipment and rental inventory is stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis.

  6.  Software Development Costs

  In accordance with SFAS No. 86, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $652,249 and $235,842 at December 31, 1996 and 1995, respectively. Amortization expense charged to operations was $416,407 and $180,352 for 1996 and 1995, respectively.

  7.  Cost in Excess of Net Assets Acquired

  The excess acquisition cost over the fair value of net assets of acquired businesses are amortized over 20 years on a straight-line basis. Accumulated amortization of costs in excess of net assets acquired was $309,846 and $153,062 at December 31, 1996 and December 31, 1995, respectively. Amortization charged to operations was $156,784, $44,799 and $44,799 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Management periodically evaluates the realizability of goodwill related to its subsidiaries. Management believes that no material impairment of goodwill exists at December 31, 1996.

  8.  Investments

  The Company accounts for investments in entities in which it owns less than 20% under the cost method. At December 31, 1996, other assets included $406,000, representing the Company's cost investment in Global Telemedix. Global Telemedix provides computer hardware and software to healthcare providers.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  9.  Foreign Currency Translation

  The balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates for the period. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

  Transaction gains and losses were not significant.

  10. Income Taxes

  The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

  11. Stock Based Compensation

  The Company's stock option plans are accounted for under the intrinsic value method in which compensation expense is recognized for the amount, if any, that the fair value of the underlying common stock exceeds the exercise price at the date of grant.

  12. Net Loss Per Common Share

  The net loss per common share is based on the weighted average number of common and common equivalent shares outstanding during each period.

  Fully diluted information is not presented as fully diluted loss per share is not materially different from the primary loss per share presented.

  13. Fair Value of Financial Instruments

  The Company's financial instruments include cash, cash equivalents, notes payable and convertible debentures. Estimates of fair value of these instruments are as follows:

  Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  14. Fair Value of Financial Instruments - Continued

  Notes payable and convertible debentures - The carrying amount of the Company's notes payable and convertible debentures approximate fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

  14.  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  15.  Reclassifications

  Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE B - MERGER AND ACQUISITIONS

  INS Merger

  On June 25, 1996, the Company, through its wholly-owned subsidiary, INS Acquisition Co., issued 481,670 shares of its common stock in exchange for all of the outstanding common stock of Integrated Network Services, Inc.
  (INS). The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of INS for all periods prior to the merger. INS provides integration services for local and wide area networks.

  Separate results of operations for the periods prior to the merger are as follows:


                                                                   Year ended December 31,
                                                    ----------------------------------------------------
                                                          1996               1995               1994
                                                    ---------------    ---------------    --------------
    Revenue
      VSI                                          $   12,709,224      $   11,920,437    $    13,002,986
      INS                                               4,346,723           8,530,521          6,223,113
                                                    -------------       -------------     --------------

      Combined                                     $   17,055,947      $   20,450,958    $    19,226,099
                                                    =============       =============     ==============

    Net earnings (loss) from
      continuing operations
         VSI                                       $   (5,992,477)     $   (4,592,340)   $    (2,662,354)
         INS                                             (714,417)             23,966            252,033
                                                    -------------       -------------     --------------

         Combined                                  $   (6,706,894)     $   (4,568,374)   $    (2,410,321)
                                                    =============       =============     ==============

    Net (loss)
      VSI                                          $   (5,992,477)     $   (4,592,340)   $    (2,662,354)
      INS                                                (714,417)           (748,217)           (58,634)
                                                    -------------       -------------     --------------

      Combined                                     $   (6,706,894)     $   (5,340,557)   $    (2,720,988)
                                                    =============       =============     ==============

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE B - MERGER AND ACQUISITIONS - Continued

  Acquisitions

  In October, 1996, the Company acquired all of the outstanding common stock of Eastern Telecom, Inc. (ETI) in exchange for 2,007,339 shares of VSI common stock, 127,754 options to purchase VSI common stock at less than $.01 per share and $3,500,000 in cash. The cash portion of the purchase was funded from the issuance of $5,000,000 of convertible debentures. The acquisition was valued at approximately $9,185,000 including acquisition costs of approximately $185,000. ETI is engaged in the selling of network services of telephone operating companies and long distance carriers.

  In April, 1995, the Company acquired all of the outstanding common stock of CR Solutions, Inc. in exchange for 188,000 shares of VSI common stock. The transaction was valued at approximately $379,000, including acquisition costs of approximately $78,000. CR Solutions, whose name was changed to VSI Solutions, is engaged in the development of software for videoteleconferencing systems.

  The ETI and CR Solutions acquisitions were accounted for as purchases. Accordingly, the purchase prices were allocated to assets and liabilities based on their estimated fair values at the date of acquisition. Results of operations of ETI and CR Solutions have been included in the consolidated financial statements from the respective date of each acquisition. The excess purchase price over net assets acquired of approximately $9,000,000 related to the ETI purchase is being amortized on a straight-line basis over 20 years.

  The unaudited pro forma results of operations which follow assume that the ETI acquisition had occurred at the beginning of each period presented. The results of operations of CR Solutions were not material. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for amortization and interest. These results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.

                                                                              (Unaudited)
                                                            ----------------------------------------------
                                                                        Year ended December 31,
                                                            ----------------------------------------------
                                                                  1996            1995           1994
                                                            --------------- --------------- --------------
    Sales                                                     $20,962,562      $25,068,972     $22,489,534
    Net loss from continuing operations                        (5,906,652)      (3,364,029)     (1,627,847)
    Net loss                                                   (5,906,652)      (4,136,212)     (1,938,514)

    Net loss per common share from
      continuing operations                                   $      (.16)     $      (.10)    $      (.07)
    Net loss per common share                                        (.16)            (.13)           (.08)

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE C - DISCONTINUED OPERATIONS

  Subsequent to December 31, 1995, INS discontinued the operations of its cable television system design and commercial personal computer distribution businesses. These operations are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying consolidated statements of operations. Net sales, operating expenses and other expenses for 1995 and 1994 have been reclassified for amounts associated with the discontinued businesses. The assets and liabilities associated with the discontinued businesses were not significant at December 31, 1995.

  The loss on disposal of discontinued businesses, including provisions to reduce related assets to estimated net realizable value and estimated losses from operations during the disposal period, was $233,130. Summary operating results of discontinued operations, excluding the loss on disposal, are as follows:

                                                                             Year ended December 31,
                                                                       ----------------------------------

                                                                            1995               1994
                                                                       -------------       --------------
      Revenue                                                          $    6,336,394     $   6,710,883
      Net loss from discontinued operations                                  (539,053)         (310,667)


NOTE D - PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                    December 31,         December 31,        Estimated
                                                       1996                 1995           service lives
                                                  ----------------     ----------------    -------------
      Machinery and equipment                        $3,095,859            $2,772,913      3-10 years
      Furniture and fixtures                            475,068               487,705      10 years
      Leasehold improvements                             65,933                65,933      5 years
                                                      ---------             ---------
                                                      3,636,860             3,326,551
      Less accumulated depreciation                   2,280,547             1,828,992
                                                      ---------             ---------

                                                     $1,356,313            $1,497,559
                                                      =========             =========

Rental and demonstration inventory is depreciated on a straight-line basis over three years. Depreciation expense charged to operations was approximately $814,000, $722,000 and $421,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE E - NOTES PAYABLE AND BANK CREDIT FACILITIES

  Notes Payable

  Notes payable consist of the following:

                                                                                        December 31,
                                                                                ----------------------------
                                                                                     1996           1995
                                                                               --------------   ------------
    INS line of credit. Provides for maximum borrowings of
      $750,000, limited to 80% of eligible accounts receivable.
      Interest payable monthly at the prime rate plus 3%
      (effective rate of 11.25% at December 31, 1996).
      Collateralized by accounts receivable and inventory
      of INS.                                                                   $    181,725     $         -

    INS 1995 line of credit. Repaid and terminated in 1996                                 -       2,674,226

    Note payable to bank of European subsidiary.  Interest
      payable monthly at 5%.                                                         315,278         340,000

    Unsecured note payable to a director.  Interest accrued
      at the greater of the prime rate plus 2% or 12.5%.                                   -         299,656

    Other                                                                              4,638          25,538
                                                                                 -----------      ----------
                                                                                $    501,641     $ 3,339,420
                                                                                 ===========       =========

  During 1994, the Company entered into a line of credit agreement with a director. The agreement provided for borrowings of up to $1,000,000, which was fully utilized at December 31, 1994. In consideration for the agreement, the Company issued 300,000 common shares and 100,000 common stock purchase warrants to the director. The warrants are exercisable over a period of ten years at an exercise price of $.40 per share.

  The Company also had a note payable to a director with an outstanding balance of $327,642 at December 31, 1994. In consideration for this note, the Company issued 150,000 common shares and 150,000 common stock purchase warrants to the director. The warrants are exercisable over a period of ten years at an exercise price of $.40 per share.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995

NOTE E - NOTES PAYABLE AND BANK CREDIT FACILITIES - Continued

  Notes Payable - Continued

  During 1995, the Company repaid $500,000 under the $1 million line of credit and retired the remaining outstanding principal through the issuance of 363,108 common shares. The note payable was reduced to $250,000 through the issuance of 194,105 common shares. All accrued and unpaid interest on the line of credit and note payable, amounting to $49,656, was added to the remaining balance of $250,000, and a new note agreement was executed for $299,656. In consideration for the new note agreement, the Company issued 37,500 common shares to the director. All prior note agreements with the directors were terminated. During 1996, the remaining balance of this note $299,656 plus accrued interest of $37,457, was retired by the issuance of 244,817 common shares. Interest expense under notes due to the director totaled approximately $16,000, $71,000 and $147,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  The common stock and common stock purchase warrants issued as consideration for the note agreements with the director have been accounted for as debt issue costs and are amortized on a straight-line basis over the terms of the agreements.

  Bank Credit Facilities

  At December 31, 1996, the Company's foreign subsidiary had bank credit facilities which provided for maximum borrowings of approximately $570,000 and $272,000 at December 31, 1996 and 1995, respectively. These bank credit facilities are collateralized by the subsidiary's accounts receivable and inventory and bear interest at 8.75%. Outstanding borrowings under these agreements were $127,605 and $155,676 at December 31, 1996 and 1995, respectively.

  Revolving Credit and Security Agreement

  The Company has a revolving credit and security agreement (the agreement) with a finance company which provides for the sale of the Company's eligible accounts receivable. Advances equal to eighty percent (80%) of eligible accounts receivable are made under the agreement, with the remaining twenty percent (20%) advanced upon customer payment. The receivables are sold with recourse and the finance company can charge back certain uncollected receivables in accordance with the agreement. The agreement provides for maximum advances of $4,000,000 with interest on outstanding advances payable monthly at the prime rate plus 2%. The agreement also provides for a monthly maintenance fee of .25% of eligible receivables sold. Interest and maintenance fees are subject to an aggregate monthly minimum of $7,500. The agreement expires in June 1997 and cannot be terminated without penalty unless the Company receives a written commitment from a bank to provide financing. Outstanding advances under this agreement were $1,534,647 and $1,031,302 at December 31, 1996 and 1995, respectively, and are classified as a reduction of accounts receivable in the accompanying consolidated balance sheets.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE F - CONVERTIBLE DEBENTURES

  In September 1996, the Company issued $5,000,000 of 5% convertible debentures, due in September 1999. The debentures are convertible into common stock at the lesser of the per share market price at the time of funding or 80% of the per share price of the common stock at the time of conversion. The Company can force conversion of the debentures anytime after September 30, 1997, provided that the per share price of the common stock has increased by at least 50% from the date of funding. Market price of the common stock is defined as the five day average closing bid price.

  In December 1996, convertible debentures amounting to $750,000 plus accrued interest of $8,111 were converted into 423,673 common shares.


NOTE G - STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN

  Stock Option Plans

  The Company's board of directors has approved a stock option plan which covers up to 2,700,000 shares of common stock. The plan provide for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options transaction for each of the three years in the year ended December 31, 1996 are summarized below:

                                              1996                             1995                      1994
                                     --------------------------       --------------------------   --------------------
                                                       Weighted                         Weighted               Weighted
                                                       Average                          Average                 Average
                                                       Exercise                         Exercise               Exercise
                                        Shares          Price            Shares          Price       Shares       Price
                                     -----------     -----------      -----------     ----------- ----------    -------
      Outstanding, beginning of year   1,936,967         $1.48         1,285,012          $1.01   1,875,464       $1.55

      Granted                            550,954          2.27         1,002,646           2.01     734,000         .64

      Exercised                         (305,631)          .98          (298,533)          1.25           -           -
      Forfeited                         (258,865)         2.58           (52,158)          1.25  (1,324,452)       1.56
                                        --------          ----         ---------           ----  ----------        ----

      Outstanding, end of year         1,923,425         $1.63         1,936,967          $1.48   1,285,012       $1.01
                                      ==========          ====         =========           ====   =========        ====



                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE G - STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN -
            Continued

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                       Options Exercisable
                           --------------------------------------------    --------------------------------
                                                Weighted
                                                Average        Weighted                           Weighted
             Range of           Number           Remaining     Average           Number           Average
             Excise          Outstanding at    Contractual     Exercise      Exercisable at       Exercise
              Price        December 31, 1996
            -----------    -----------------
                                               Life (Years)     Price      December 31, 1996        Price
                                               ------------ ------------   -----------------     ----------
           $0.01-0.94                615,421      8.1         $  .50              309,667         $ 0.63
           $1.00-1.88                735,670      8.0           1.44              359,337           1.42
            $
            2.00-2.81                300,188      8.8           2.38              128,188           2.45
           $3.63-4.31                272,146      9.1           3.89               99,667           3.74
                                   ---------      ---           ----             --------           ----
                                   1,923,425      8.3         $ 1.75              896,859         $ 1.55
                                   =========      ===          =====              =======          =====

  The Company uses the intrinsic value method in accounting for its stock option plans. In applying this method, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                                                                  1996              1995
                                                                              ------------        ----------
    Net loss                      As reported                                  $ (6,706,894)   $  (5,340,557)
                                  Pro forma                                      (7,509,903)      (5,615,345)

    Net loss per
      common share                As reported                                  $       (.18)   $        (.17)
                                  Pro forma                                            (.21)            (.18)

  For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; expected volatility of 110% and 100%, risk-free interest rates of 5.3%-6.6% and 5-8%-7.8%; and expected lives of 3-7 years for both years.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995

NOTE G - STOCK OPTIONS, WARRANTS AND EMPLOYEE STOCK PURCHASE PLAN -
            Continued

  Warrants

  In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 250,000 common stock purchase warrants were granted to a director at an exercise price of $0.40 per share. These warrants expire in July 2004.

  Employee Stock Purchase Plan

  The Company has an employee stock purchase plan that provides for the sale of up to 300,000 shares of common stock to eligible employees. The purchase price for shares of common stock purchased pursuant to the Plan is the lesser of 85% of the fair market value of common stock on the first pay date or last pay date of each plan period. 44,477 and 52,975 shares of common stock were purchased by employees under this Plan for the years ended December 31, 1996 and 1995, respectively.

NOTE H - INCOME TAXES

  The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance, summarized as follows:

                                                                                        December 31,
                                                                                ---------------------------
                                                                                  1996              1995
                                                                                -----------      ----------
    Deferred tax assets
      Operating loss carryforwards                                               $6,232,000     $ 4,946,000
      Nondeductible accruals and allowances                                         359,000         465,000
      Capitalized inventory costs                                                   151,000         174,000
      Tax credit carryforwards                                                       89,000          89,000
      Other                                                                         219,000          52,000
                                                                                 ----------     -----------
         Gross deferred tax assets                                                7,050,000       5,726,000

    Deferred tax asset valuation allowance                                       (6,883,000)     (5,251,000)
                                                                                 ----------     -----------
         Net deferred tax asset                                                     167,000         475,000
                                                                                 ----------     -----------

    Deferred tax liabilities
      Cash to accrual adjustments                                                   125,000         444,000
      Other                                                                          42,000          31,000
                                                                                 ----------     -----------
         Deferred tax liabilities                                                   167,000         475,000
                                                                                 ----------     -----------

         Net deferred tax                                                        $        -     $         -
                                                                                 ==========     ===========

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE H - INCOME TAXES - Continued

  Income tax expense for 1995 and 1994 represents income tax expense of INS and approximated income taxes as computed at the statutory rates for the separate pretax earnings of INS.

  At December 31, 1996, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $16,187,000 available to reduce future taxable income and approximately $89,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire as follows:

                                           Net
                                         operating                Tax
                      Year                loss                   Credits
                      ----            -------------              -------
                      2000             $     22,000              $18,000
                      2001                  434,000               43,000
                      2002                1,016,000               28,000
                      2003                  805,000                 -
                      2004                  652,000                 -
                      2005                  937,000                 -
                      2006                  255,000                 -
                      2007                  766,000                 -
                      2008                2,864,000                 -
                      2009                2,173,000                 -
                      2010                1,816,000                 -
                      2011                4,447,000                 -
                                         ----------               ------

                                        $16,187,000              $89,000
                                         ==========               ======

  The Company's European subsidiary has net operating loss carryforwards of approximately $2,801,000 that can be used to offset future taxable income. These carryforwards can be carried forward indefinitely. The resulting deferred income tax asset has been reduced to zero by a related valuation allowance.

  The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during calendar year 1993. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

                     VSI Enterprises, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995


NOTE I - LINE OF BUSINESS AND MAJOR CUSTOMERS

  The Company and its subsidiaries are engaged in one business segment: providing network multimedia products and services. The Company sells its products and services to customers located primarily in the United States and Europe (sales in Europe were approximately $2,264,000, $2,727,000 and $3,560,000 for the years ended December 31, 1996, 1995 and 1994, respectively). Revenue from healthcare providers and related entities comprised approximately 25%, 42% and 32% of consolidated revenues for the years ended December 31, 1996, 1995 and 1995, respectively. Revenue from telephone operating companies and related communications entities comprised approximately 23%, 18% and 29% of consolidated revenues for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, accounts receivable from telephone operating companies and related communication entities comprised 46% of consolidated receivables and accounts receivable from health care providers comprised 17% of consolidated receivables.

  Sales to one customer accounted for approximately 14%, 12% and 13% of consolidated sales for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, approximately 43% of consolidated accounts receivable at December 31, 1996 were from two customers, accounting for 31% and 12% of consolidated accounts receivable.

  Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The Company's customers are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

  The Company's operations are subject to rapid technological developments. Management periodically evaluates the realizability of its technology related assets, including inventories, software development costs and costs in excess of net assets of acquired businesses. Management believes that no material impairment of these assets exists at December 31, 1996. It is possible, however, that management's estimates may change in the near term due to technological, regulatory and other changes in the Company's industry.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE J - COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company and its subsidiaries lease office space and equipment under non-cancelable operating leases expiring at various dates through February 2001. Rent expense for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 was approximately $660,000, $735,000 and $626,000, respectively. Approximate minimum annual future rental payments under the leases are as follows:

            Year ending December 31,
                     1997                                           $      561,000
                     1998                                                  186,000
                     1999                                                   77,000
                     2000                                                   56,000
                     2001                                                   80,000
                                                                     -------------
                                                                    $      960,000
                                                                     =============


  Litigation

 In January 1997, the Company, together with an officer, had been named as defendants in a lawsuit filed by certain stockholders of the Company. The lawsuit, which purports to represent a class of stockholders, alleges that the defendants made certain misrepresentations and omissions in connection with certain disclosures about the Company. The Company denies these allegations and intends to defend itself vigorously; however, management and legal counsel are currently unable to determine the possible outcome of this matter. Accordingly, no liability for possible losses has been accrued.

 The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to directors and executive officers of the Company contained in the Company's proxy statement, dated March 24, 1997, for the 1997 annual meeting of shareholders is incorporated hereby by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained in the Company's proxy statement, dated March 24, 1997, for the 1997 annual meeting of shareholders is incorporated hereby by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management contained in the Company's proxy statement, dated March 24, 1997, for the 1997 annual meeting of shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to related party transactions contained in the Company's proxy statement, dated March 24, 1997, for the 1997 annual meeting of shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.  Financial Statements.

         The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 1996 and December 31,
         1995

         Consolidated Statements of Operations for Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for Years Ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules.

         The following financial statement schedule of VSI Enterprises, Inc. for the years ended December 31, 1996, 1995 and 1994 is included pursuant to
Item 8:

                            Report of Independent Certified Public
                              Accountants on Schedules  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

         Schedule II        Valuation and Qualifying Accounts   . . . . . . . . . . . . . . . . . . . . . . . . . . . S-2


Schedules not listed above have been omitted because they are not applicable or are not required for the information required to be set forth therein is included in the Financial Statements or notes thereto.

         3.  Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18"), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iv) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (v) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "12/31/92 10-Q"); (vi) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vii) the Company's Registration Statement Form S-1 (File No.
33-85754) (referred to as "S-1"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); and
(ix) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K").

    EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
    -----------                                     ----------------------
       *3.1               Certificate of Incorporation, including Certificate of Stock Designation dated September 25,
                          1990, and amendments dated December 26, 1990, August 19, 1991 and October 17, 1991 (S-18
                          No. 3, Exhibit 3-1)

       *3.2               Amended Bylaws of the Registrant as presently in use (S-18 No. 1, Exhibit 3.2)

       *3.3               Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993  (12/31/92
                          10-Q)

       *3.6               Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995 (1994 10-
                          K)

       *3.7               Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (1995 10-
                          K)

       *10.3              1991 Stock Option Plan (S-18 No. 2, Exhibit 10.1(a))

     *10.3.1              Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

      *10.3.2             Amendment No. 2 to 1991 Stock Option Plan (S-1)

      *10.3.3             Amendment No. 3 to 1991 Stock Option Plan (S-1)

       *10.4              Revolving Credit and Security Agreement dated June 7, 1995 by and between Videoconferencing
                          Systems, Inc. ("VSI") and Fidelity Funding of California, Inc. (1995 10-K)

       *10.5              Agreement, dated June 5, 1995, among Registrant, VSI and Larry Carr regarding renewal of promissory note and termination of line of credit (1995
                          10-K)

       *10.6              Promissory Note, dated June 6, 1995, from VSI to Larry Carr in the principal amount of
                          $299,656 (1995 10-K)

      *10.15              1994 Employee Stock Purchase Plan (1994 10-K)

       21.1               Subsidiaries of the Registrant

       23.1               Consent of Grant Thornton LLP

       27.1               Financial Data Schedule (SEC use only)


     (b) Reports on Form 8-K.

         During the quarter ended December 31, 1996, the Company filed (i) a Current Report on Form 8-K dated October 2, 1996, (ii) Amendment No. 1 on Form 8-K/A dated November 21, 1996 to its Current Report on Form 8-K dated October 2, 1996, and (iii) Amendment No. 2 on Form 8-K/A dated December 13, 1996 to its Current Report on Form 8-K dated October 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VSI  ENTERPRISES,  INC.


                                         By: /s/ Richard K. Snelling
                                            ----------------------------------
Date:  March 25, 1997                       Richard K. Snelling, Chairman of
                                            the Board and Chief Executive
                                            Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.

                   Signature                                       Title                            Date
                   ---------                                       -----                            ----
            /s/ Richard K. Snelling                        Chairman of the Board               March 25, 1997
------------------------------------------------        and Chief Executive Officer
              Richard K. Snelling



                /s/ B.R. Brewer                     President, Chief Operating Officer,        March 25, 1997
------------------------------------------------   Chief Financial Officer and Secretary
                 B. R. Brewer                            (Principal Financial and
                                                            Accounting Officer)


             /s/ Carleton A. Brown                               Director                      March 25, 1997
------------------------------------------------
               Carleton A. Brown


               /s/ Larry M. Carr                                 Director                      March 25, 1997
------------------------------------------------
                 Larry M. Carr


              /s/ Leo M. Cortjens                                Director                      March 25, 1997
------------------------------------------------
                Leo M. Cortjens


               /s/ Mark E. Munro                                 Director                      March 25, 1997
------------------------------------------------
                 Mark E. Munro


            /s/ Edward S. Redstone                               Director                      March 25, 1997
------------------------------------------------
              Edward S. Redstone


                                                                 Director
------------------------------------------------
             Andre van den Bogaert


               Report of Independent Certified Public Accountants
                                  on Schedule



Board of Directors
VSI Enterprises, Inc.



In connection with our audit of the consolidated financial statements of VSI Enterprises, Inc. and subsidiaries referred to in our report dated February 21, 1997, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited
Schedule II of VSI Enterprises, Inc. and subsidiaries for the year ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

We have previously audited and reported on Schedule II of VSI Enterprises, Inc. and subsidiaries for the years ended December 31, 1995 and 1994, prior to its restatement for the 1996 pooling of interests with Integrated Network Services, Inc. (INS). Separate financial statements of INS included in the restated consolidated balance sheet as of December 31, 1995, and the restated consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 were audited and reported on separately by other auditors.

We have also audited the combination of Schedule II for the years ended December 31, 1995 and 1994, after restatement for the 1996 pooling of interests; in our opinion, such schedule has been properly combined on the basis described in Note B of the notes to the consolidated financial statements.

                                               /s/ Grant Thornton LLP

Atlanta, Georgia
February 21, 1997

                                      VSI

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            Column A                                Column B         Column C            Column D          Column E
            --------                                --------         --------            --------          --------

                                                                    Additions
                                                   Balance at       Charged to                            Balance at
                                                   Beginning        Costs and           Deductions         End of
            Description                            of Period         Expenses          Describe (1)          Period
            -----------                           -----------       ----------         ------------       -----------
Year ended December 31, 1996
  Reserve for obsolete inventory                   $  244,000      $  250,000            $      -          $494,200
  Reserve for doubtful accounts receivable            658,402         (28,558)            358,720           271,124

Year ended December 31, 1995
  Reserve for obsolete inventory                      166,200         78,000                    -           244,200
  Reserve for doubtful accounts receivable            349,832         431,512             122,942           658,402

Year ended December 31, 1994
  Reserve for obsolete inventory                      555,200         75,000              464,000           166,200
  Reserve for doubtful accounts receivable            283,768         90,392               24,328           349,832


(1) - Obsolete items which have been disposed and bad debt write offs.

(2) - Column C-2 "Charged to other accounts" has been omitted as the response is "none".

                                 EXHIBIT INDEX

      EXHIBIT                                                                           SEQUENTIAL
      NUMBER                            DESCRIPTION OF EXHIBIT                           PAGE NO.
      ------                            ----------------------                           --------
       21.1                          Subsidiaries of the Registrant

       23.1                          Consent of Grant Thornton LLP

       27.1                          Financial Data Schedule (SEC use only)
