Form 10-Q
period 1997-03-31
VSI ENTERPRISES INC
filed 1997-05-12
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                     YES   X                           NO
                         ----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
      CLASS OF SECURITIES                               MAY 7, 1997
      -------------------
COMMON STOCK, $.00025 PAR VALUE                         43,476,750


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


PART I.      FINANCIAL INFORMATION                                                 Page No.
                                                                                   --------
             Item 1. Financial Statements:

             Consolidated Condensed Balance Sheets
             March 31, 1997 and December 31, 1996...............................      3

             Consolidated Condensed Statements of Operations
             Three Months Ended March 31, 1997 and 1996.........................      4

             Consolidated Condensed Statements of Cash Flows
             Three Months Ended March 31, 1997 and 1996.........................      5

             Notes to Consolidated Condensed Financial Statements...............      6

             Item 2. Management's Discussion and Analysis of Financial                7
             Condition and Results of Operations:

             Financial Condition................................................      7
             Results of Operations..............................................      7
             Liquidity and Sources of Capital...................................      8

PART II.     OTHER INFORMATION
             Item 6. Exhibits and Reports on Form 8-K...........................      9

CONSOLIDATED CONDENSED BALANCE SHEETS
VSI Enterprises, Inc. and Subsidiaries

                                                                March 31,          December 31,
                                                                  1997                 1996
                                                              (Unaudited)
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents                               $  1,051,256         $  2,260,185
      Accounts receivable, net                                   4,577,132            3,884,446
      Inventories, net                                           2,606,922            2,810,231
      Rental and demonstration inventory, net                    1,438,041            1,542,667
      Prepaid expenses                                             438,679              365,435
                                                              ------------         ------------

Total current assets                                            10,112,030           10,862,964
                                                              ------------         ------------

Property and equipment, net                                      1,313,457            1,356,313
Costs in excess of net assets acquired, net                      9,420,003            9,537,558
Software development costs                                         876,008              980,110
Other assets                                                       612,195              560,665
                                                              ------------         ------------

                                                              $ 22,333,693         $ 23,297,610
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                            $    605,695         $    501,641
     Bank credit facilities                                         51,842              127,605
     Accounts payable                                            2,665,168            2,410,049
     Accrued expenses                                            1,468,737            1,463,952
     Deferred revenue                                              707,433              725,662
                                                              ------------         ------------

Total current liabilities                                        5,498,875            5,228,909

Convertible Debentures                                           1,541,000            4,250,000

Stockholders' Equity:
     Common stock, authorized 46,000,000 shares of
             $.00025 par value; issued and outstanding
             41,334,578 and 39,516,249 shares, respectively         10,334                9,879
     Additional paid-in capital                                 41,001,892           38,222,005
     Accumulated deficit                                       (25,367,749)         (24,124,509)
     Cumulative translation adjustment                            (350,659)            (288,674)
                                                              ------------         ------------

Total Stockholders' Equity                                      15,293,818           13,818,701
                                                              ------------         ------------

                                                              $ 22,333,693         $ 23,297,610
                                                              ============         ============



            See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and Subsidiaries

                                                        Three Months Ended
                                                             March 31,
                                                       1997            1996
                                                    (Unaudited)     (Unaudited)
-------------------------------------------------------------------------------
Revenue                                            $  5,506,416    $  2,968,558

Costs and expenses
     Cost of revenue                                  2,734,323       2,051,045
     Selling, general and administrative              3,607,377       2,153,573
     Research & development                             284,501         348,746
                                                   ------------    ------------

           Total costs and expenses                   6,626,201       4,553,364
                                                   ------------    ------------

           Loss from operations                      (1,119,785)     (1,584,806)

Other expenses, primarily financing charges            (101,671)       (163,268)
                                                   ------------    ------------

Net loss from operations before income taxes         (1,221,456)     (1,748,074)
                                                   ------------    ------------

Income tax (provision) benefit                          (21,784)         38,606
                                                   ------------    ------------

Net Loss                                           $ (1,243,240)   $ (1,709,468)
                                                   ============    ============


Net loss per common share                          $      (0.03)   $      (0.05)
                                                   ============    ============

Weighted average shares outstanding                  40,639,919      35,154,391
                                                   ============    ============




            See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and Subsidiaries

                                                                         Three months ended March 31,
                                                                              1997          1996
                                                                          (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                          $(1,243,240)   $(1,709,468)
       Adjustments to reconcile net loss to net
              cash provided (used) in operating activities:
              Depreciation and amortization                                  283,014        278,984
              Allowance to reduce inventory to lower
                      cost or market                                         105,225         37,525
              Provision for doubtful accounts, net                           (79,379)        89,073
              Changes in operating assets and liabilities:
                      Accounts receivable                                   (613,307)      (270,239)
                      Inventories                                             98,084       (502,592)
                      Rental and demonstration inventory                     (12,817)             0
                      Prepaid expenses and other assets                      (73,244)        16,328
                      Accounts payable                                       255,119       (275,152)
                      Accrued expenses                                         4,785       (323,485)
                      Deferred revenue                                       (18,229)        66,637
                                                                         -----------    -----------

                      Net cash provided (used) by operating activities    (1,293,989)    (2,592,389)
                                                                         -----------    -----------

Cash flows from investing activities:
       Purchases of property and equipment                                  (136,076)       (24,521)
       Change in other assets                                                (51,530)        18,716
       Capitalized software development costs                                235,018        (22,997)
                                                                         -----------    -----------

                      Net cash used by investing activities                   47,412        (28,802)
                                                                         -----------    -----------

Cash flows from financing activities:
       Borrowings / (payments) on notes payable                              104,054        (18,917)
       Net borrowings / (payments) on short term credit facilities           (75,763)        (1,185)
       Proceeds from exercise of stock options
          and warrants                                                            --         68,645
       Proceeds from stock issuance                                           71,342        115,330
                                                                         -----------    -----------

                    Net cash provided by financing activities                 99,633        163,873
                                                                         -----------    -----------

       Effect of exchange rate changes on cash                               (61,985)       (19,663)

Increase (decrease) in cash and cash equivalents                          (1,208,929)    (2,476,981)
Cash and cash equivalents at beginning of the period                       2,260,185      4,144,066
                                                                         -----------    -----------

Cash and cash equivalents at end of the period                           $ 1,051,256    $ 1,667,085
                                                                         ===========    ===========

Cash paid during the three month period:
       Interest                                                          $    73,707    $    45,716
                                                                         ===========    ===========

            See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
VSI ENTERPRISES, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.


NOTE B - PRINCIPLES OF CONSOLIDATION.

The consolidated financial statements include the accounts of VSI Enterprises, Inc. and its subsidiaries, Videoconferencing Systems, Inc., VSI Network Services Inc. (d/b/a. Integrated Network Services, or INS), Videoconferencing Systems, n.v., VSI Solutions, Inc. and VSI Network Solutions, Inc. (d/b/a Eastern Telecom, or ETI). All significant intercompany transactions and balances have been eliminated.


NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK.

Net income (loss) per share of Common Stock for the three month periods ended March 31, 1997 and 1996 have been computed based on the weighted average number of shares and common equivalent shares outstanding during each period. Fully diluted information is not presented as fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE D - CONVERTIBLE DEBENTURES

In September 1996, the Company issued $5.0 million of 5% convertible debentures, due in September 1999. The debentures are convertible into common stock at the lesser of the per share market price at the time of funding or 80% of the per share price of the common stock at the time of conversion. The Company can force conversion of the debentures anytime after September 30, 1997, provided that the per share price of the common stock has increased by at least 50% from the date of funding. Market price of the common stock is defined as the five day average closing bid price.

During the first quarter of 1997, convertible debentures amounting to $2,709,000 plus accrued interest of $46,082 were converted into 1,752,092 common shares.

NOTE E - NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

All previously reported financial information has been restated to reflect the June 28, 1996 acquisition of Integrated Network Services. (INS), which was accounted for as a pooling of interest.

Since December 31, 1996, the Company's total assets decreased 4% to $22,333,693, primarily due to a $1,208,929, or 53%, decrease in cash and a $203,309, or 7%, decrease in inventories, partially offset by a $692,686, or 18%, increase in accounts receivable. The rise in accounts receivable was due to an increase in revenues late in the first quarter that were not collected by March 31. Also, the cash position on December 31, 1996 was positively affected by the issuance in September 1996 of $5,000,000 in 5% convertible debentures due September 1999, the proceeds of which were used to fund the cash portion of the October 2, 1996 acquisition of Eastern Telecom (ETI) and for working capital purposes.

Current liabilities as of March 31, 1997 were $5,498,875, an increase of $269,966, or 5%, from December 31, 1996, primarily as a result of an increase in notes payable and an increase in accounts payable. Partially offsetting the increases was a 59% decrease in bank credit facilities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenue for the three months ended March 31, 1997 was $5,506,416, an increase of 85% over revenue of $2,968,558 recorded for the three months ended March 31, 1996. The increase was due primarily to a 60% increase in videoconferencing system sales and to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed about 31% of first quarter revenues. ETI was acquired in October 1996.

The Company's backlog of purchase orders at March 31, 1997 was $3,287,923.

Gross margin as a percentage of revenues for the three months ended March 31, 1997 was 50%, up from 31% for the three months ended March 31, 1996, due to an increase in sales of higher margin videoconferencing system products and the addition of high margin sales and account management commissions from ETI, a sales agency for a number of telecommunications companies.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $3,607,377, an increase of $1,453,801, or 68%, over the three months ended March 31, 1996, due primarily to an increase in the Company's sales, marketing and distribution initiatives in the United States (through the acquisition of ETI and its 40-person sales force) and the Far East.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended March 31, 1997, the Company's research and development expenses were $284,501, an 18 % decrease over the three month period ended March 31, 1996. Expenses in 1996 had been somewhat higher than historical levels, due to an expansion in the research and development workforce to accommodate projects related to forthcoming generations of the Omega product line and other software projects. Many of those projects were completed or were winding down by first quarter 1997, and the workforce -- primarily at subsidiary VSI Solutions, Inc. -- was reduced. At March 31, 1997, the balance in software development costs was $876,008, an 11% decrease as compared to the $980,110 capitalized as of March 31, 1996.

Non-operating expenses for the three month period ended March 31, 1997 decreased $61,597, or 38%, to $101,671 from the three month period ended March 31, 1996. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities, as those balances were reduced significantly during the three month period ended March 31, 1997.

Net losses for the three month period ended March 31, 1997 were $1,243,240, representing 23% of net product sales, as compared to $1,709,468, or 58% of net product sales, for the three month period ended March 31, 1996. The decrease in losses was due to an 85% increase in revenues and an improvement in gross margins.


LIQUIDITY AND SOURCES OF CAPITAL

In April, 1997, the Company completed a private placement of 850,000 shares of common stock to two VSI insiders and other accredited investors, resulting in proceeds of $800,000. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of VSI Enterprises, Inc., has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and fixed assets of VSI. At March 31, 1997, approximately $692,142 was owed to Fidelity Funding under the credit facility. Outstanding advances under this agreement are classified as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Since December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a subsidiary of VSI Enterprises Inc., has had a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of eligible accounts receivable, with certain restrictions. The credit facility is secured by receivables, inventory and fixed assets of INS. At March 31, 1997, approximately $292,112 was owed to Presidential Financial Corporation.

As of March 31, 1997, Videoconferencing Systems, n.v. had a secured bank facility of $435,000, of which $51,842 was outstanding at that time. As of March 31, 1997, the Company had cash and cash equivalents of $1,051,256. The Company's liquidity sources include existing cash and credit facilities. The Company's liquidity sources also include existing credit facilities. In order to meet its cash flow requirements, the Company will likely require additional financing in 1997. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

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

          3.1.1 Certificate of Amendment of Certificate of Incorporation, dated April 21, 1997

          27.1    Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VSI ENTERPRISES, INC.




Date:     May 12, 1997              /s/ Richard K. Snelling
     -------------------------      --------------------------------------------
                                    Chairman & Chief Executive Officer






                                    /s/ B.R. Brewer
                                    --------------------------------------------
                                    Group President & Chief Financial Officer