Form 10-Q
period 1997-06-30
VSI ENTERPRISES INC
filed 1997-08-05
CIK 846775

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                     YES    X                    NO
                        ---------                  -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
            CLASS OF SECURITIES                      AUGUST 5, 1997
            -------------------
COMMON STOCK, $.00025 PAR VALUE                         44,480,309



===============================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                     Index


             FINANCIAL INFORMATION                                                               Page No.

                                                                                                 --------
             Item 1.  Financial Statements:


             Consolidated Condensed Balance Sheets
             June 30, 1997 and December 31, 1996.............................................        3

             Consolidated Condensed Statements of Operations
             Three Months and Six Months Ended June 30, 1997 and 1996........................        4

             Consolidated Condensed Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996.........................................        5

             Notes to Consolidated Condensed Financial Statements............................        6

             Item 2.  Management's Discussion and Analysis of Financial                              7
             Condition and Results of Operations:

             Financial Condition.............................................................        7
             Results of Operations...........................................................        7
             Liquidity and Sources of Capital................................................        8
             Changes in Securities...........................................................       10

             OTHER INFORMATION
             Item 4. Submission of Matters to a Vote of Security Holders.....................       10

             Item 6.  Exhibits and Reports on Form 8-K.......................................       11

CONSOLIDATED CONDENSED BALANCE SHEETS
VSI Enterprises, Inc. and Subsidiaries


                                                                                 June 30,              December 31,
                                                                                   1997                    1996
                                                                                (Unaudited)

----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents                                                   $   728,624              $ 2,260,185
      Accounts receivable, net                                                      6,246,882                3,884,446
      Inventories, net                                                              2,607,577                2,810,231
      Rental and demonstration inventory, net                                       1,391,172                1,542,667
      Prepaid expenses                                                                951,559                  365,435
                                                                                  -----------              -----------

Total current assets                                                               11,925,814               10,862,964
                                                                                  -----------              -----------

Property and equipment, net                                                         1,293,317                1,356,313
Costs in excess of net assets acquired, net                                         9,291,189                9,537,558
Software development costs                                                            818,158                  980,110
Other assets                                                                          632,569                  560,665
                                                                                  -----------              -----------

                                                                                  $23,961,047              $23,297,610
                                                                                  ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                                $   513,905                 $501,641
     Bank credit facilities                                                            81,018                  127,605
     Accounts payable                                                               2,692,599                2,410,049
     Accrued expenses                                                               1,839,766                1,463,952
     Deferred revenue                                                                 952,002                  725,662
                                                                                  -----------              -----------

Total current liabilities                                                           6,079,290                5,228,909

Convertible Debentures                                                                      0                4,250,000

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares of
             $.00025 par value; issued and outstanding
             41,334,578 and 39,516,249 shares, respectively                            11,120                    9,879
     Additional paid-in capital                                                    44,161,761               38,222,005
     Accumulated deficit                                                          (25,915,534)             (24,124,509)
     Cumulative translation adjustment                                               (375,590)                (288,674)
                                                                                  -----------              -----------

Total Stockholders' Equity                                                         17,881,757               13,818,701
                                                                                  -----------              -----------

                                                                                  $23,961,047              $23,297,610
                                                                                  ===========              ===========



           See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and Subsidiaries


                                                  Six Months Ended                                      Three Months Ended
                                                      June 30,                                               June 30,
                                            1997                   1996                               1997               1996
                                         (Unaudited)             (Unaudited)                       (Unaudited)        (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

Revenue                                        $ 11,757,921    $  6,995,264                        $  6,251,505    $  4,026,707

Costs and expenses
     Cost of revenue                              5,623,599       5,059,686                           2,889,275       3,008,641
     Selling, general and administrative          7,198,424       4,411,251                           3,591,048       2,257,679
     Research & development                         540,037         666,201                             255,536         317,455
                                               ------------    ------------                        ------------    ------------

           Total costs and expenses              13,362,059      10,137,138                           6,735,860       5,583,775
                                               ------------    ------------                        ------------    ------------

           Loss from operations                  (1,604,138)     (3,141,874)                           (484,355)     (1,557,068)

Other expenses, primarily financing charges        (127,001)       (266,607)                            (25,330)       (103,339)
                                               ------------    ------------                        ------------    ------------

Net loss from operations before income taxes     (1,731,140)     (3,408,481)                           (509,685)     (1,660,407)
                                               ------------    ------------                        ------------    ------------

Income tax (provision) benefit                      (59,885)         46,189                             (38,101)          7,583
                                               ------------    ------------                        ------------    ------------

Net Loss                                       $ (1,791,025)   $ (3,362,292)                       $   (547,786)   $ (1,652,824)
                                               ============    ============                        ============    ============


Net loss per common share                      $      (0.04)   $      (0.10)                       $      (0.01)   $      (0.05)
                                               ============    ============                        ============    ============

Weighted average shares outstanding              41,955,001      35,269,167                          43,260,163      35,275,222
                                               ============    ============                        ============    ============

           See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and Subsidiaries




                                                                                        Six months ended June 30,
                                                                                 1997                            1996
                                                                              (Unaudited)                     (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
       Net loss                                                                 $(1,791,025)                  $(3,362,292)
       Adjustments to reconcile net loss to net
              cash provided (used) in operating activities:
              Depreciation and amortization                                       1,033,531                       710,126
              Allowance to reduce inventory to lower
                      cost or market                                                220,225                        75,025
              Provision for doubtful accounts, net                                   12,836                       (28,525)
              Changes in operating assets and liabilities:
                      Accounts receivable                                        (2,375,272)                    2,539,962
                      Inventories                                                   (17,571)                      528,109
                      Rental and demonstration inventory                           (122,116)                     (822,339)
                      Prepaid expenses and other assets                            (586,124)                      125,447
                      Accounts payable                                              282,550                      (773,012)
                      Accrued expenses                                              375,814                      (861,232)
                      Deferred revenue                                              226,340                       671,138
                                                                                -----------                   -----------
                      Net cash provided (used) by operating activities          $(2,740,812)                   (1,197,593)
                                                                                -----------                   -----------
Cash flows from investing activities:
       Purchases of property and equipment                                         (256,967)                     (529,201)
       Change in other assets                                                       (71,904)                       50,501
       Capitalized software development costs                                       (31,635)                      (30,663)
                                                                                -----------                   -----------
                      Net cash used by investing activities                        (360,506)                     (509,363)
                                                                                -----------                   -----------
Cash flows from financing activities:
       Borrowings / (payments) on notes payable                                      12,264                    (2,352,544)
       Net borrowings / (payments) on short term credit facilities                  (46,587)                       (4,672)
       Proceeds from issuance of common stock in connection
           with debt agreements                                                     538,991                       591,424
       Proceeds from exercise of stock options, warrants
          and stock purchase plan                                                   114,780                       317,477
       Proceeds from private placements net of
           issuance costs                                                         1,037,227                             -
                                                                                -----------                   -----------
                      Net cash provided by financing activities                   1,656,674                    (1,448,315)
                                                                                -----------                   -----------
       Effect of exchange rate changes on cash                                      (86,916)                       61,484

Increase (decrease) in cash and cash equivalents                                 (1,531,561)                   (3,093,787)
Cash and cash equivalents at beginning of the period                              2,260,185                     4,202,613
                                                                                -----------                   -----------

Cash and cash equivalents at end of the period                                  $   728,624                   $ 1,108,826
                                                                                ===========                   ===========

Cash paid during the six month period:
       Interest                                                                 $    98,300                   $   191,370
                                                                                ===========                   ===========

           See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE A - BASIS OF PRESENTATION.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

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

NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK.

Net income (loss) per share of Common Stock for the three month and six month periods ended June 30, 1997 and 1996 have been computed based on the weighted average number of shares and common equivalent shares outstanding during each period. Fully diluted information is not presented as fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE D - CONVERTIBLE DEBENTURES

In September 1996, the Company issued $5.0 million of 5% convertible debentures, due in September 1999. The debentures were convertible into common stock at the lesser of the per share market price at the time of funding or 80% of the per share price of the common stock at the time of conversion. As of June 9, 1997, all convertible debentures amounting to $5.0 million plus accrued interest of $111,749 were converted into 3,889,146 common shares. There are no outstanding convertible debentures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                    PART I

FINANCIAL CONDITION

Since December 31, 1996, the Company's total assets increased 3% to $23,961,047, primarily due to a $2,362,436, or 61%, increase in accounts receivable and a $586,124, or 160%, increase in prepaid expenses. These increases were partially offset by a $1,531,561, or 68%, decrease in cash and decreases in inventories (7%), rental and demonstration inventory (10%) and software development costs (17%). The rise in accounts receivable was due to an increase in revenues late in the second quarter that were not collected by June
30. Also, the cash position on December 31, 1996 was positively affected by the issuance in September 1996 of $5.0 million in 5% convertible debentures due September 1999, the proceeds of which were used to fund the cash portion of the October 2, 1996 acquisition of Eastern Telecom (ETI) and for working capital purposes.

Current liabilities as of June 30, 1997 were $6,079,290, an increase of $850,381, or 16%, from December 31, 1996, primarily as a result of an increase in accrued expenses, deferred revenue and accounts payable. Partially offsetting the increases was a 37% decrease in bank credit facilities.

In September 1996, the Company issued $5.0 million of 5% convertible debentures, due in September 1999. As of June 9, 1997, all convertible debentures amounting to $5.0 million plus accrued interest of $111,749 were converted into 3,889,146 common shares. There are no outstanding convertible debentures.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues for the three months ended June 30, 1997 were $6,251,505, an increase of 55% over the revenues of $4,026,707 recorded for the three months ended June 30, 1996. The increase was due primarily to a 26% increase in videoconferencing system sales and to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed 31% of second quarter revenues. ETI was acquired in October 1996.

The Company's backlog of purchase orders at June 30, 1997 was $3,336,516.

Gross margin as a percentage of revenues for the three months ended June 30, 1997 was 54%, up from 25% for the three months ended June 30, 1996, due to an increase in sales of higher margin videoconferencing system products, corporate-wide cost reduction initiatives and the addition of high margin sales and account management commissions from ETI, a sales agency for a number of major telecommunications companies.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $3,591,048, an increase of $1,333,369, or 59%, over the three months ended June 30, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily the acquisition of ETI and its 40-person sales force) and the Far East.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended June 30, 1997, the Company's research and development expenses were $255,536, a 20% decrease over the three month period ended June 30, 1996. At June 30, 1997, the balance in software development costs was $818,158, a 17% decrease as compared to the $980,110 capitalized as of June 30, 1996.

Non-operating expenses for the three month period ended June 30, 1997 were $25,330, a decrease of $78,009, or 75%, from the three month period ended June 30, 1996. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities, as those balances were reduced during the three month period ended June 30, 1997.

Net losses for the three month period ended June 30, 1997 were $547,786, representing 9% of net product sales, as compared to $1,652,824, or 41% of net product sales, for the three month period ended June 30, 1996. The decrease in losses was due to a 55% increase in revenues and a substantial improvement in gross margins.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues for the six months ended June 30, 1997 were $11,757,921, an increase of 68% over the revenues of $6,995,264 recorded for the six months ended June 30, 1996. The increase was due primarily to a 41% increase in videoconferencing system sales and to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed about 31% of first and second quarter revenues. ETI was acquired in October 1996.

Gross margin as a percentage of revenues for the six months ended June 30, 1997 was 52%, up from 28% for the six months ended June 30, 1996, due to an increase in sales of higher margin videoconferencing system products, corporate-wide cost reduction initiatives and the addition of high margin sales and account management commissions from ETI, a sales agency for a number of major telecommunications companies.

Selling, general and administrative expenses for the six months ended June 30, 1997 were $7,198,424, an increase of $2,787,173 or 63%, over the six months ended June 30, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily the acquisition of ETI and its 40-person sales force) and the Far East.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the six month period ended June 30, 1997, the Company's research and development expenses were $540,037, a 19% decrease over the six month period ended June 30, 1996. Expenses in 1996 had been somewhat higher than historical levels, due to an expansion in the research and development workforce to accommodate projects related to forthcoming generations of the Omega product line and other software projects. Many of those projects were completed or were winding down by first quarter 1997, and the workforce -- primarily at subsidiary VSI Solutions, Inc. -- was reduced. At June 30, 1997, the balance in software development costs was $818,158, a 17% decrease as compared to the $980,110 capitalized as of June 30, 1996.

Non-operating expenses for the six month period ended June 30, 1997 decreased $139,606, or 52%, to $127,001 from the six month period ended June 30, 1996. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities, as those balances were reduced significantly during the six month period ended June 30, 1997.

Net losses for the six month period ended June 30, 1997 were $1,791,025, representing 15% of net product sales, as compared to $3,362,292, or 48% of net product sales, for the six month period ended June 30, 1996. The decrease in losses was due to a 68% increase in revenues and a substantial improvement in gross margins.

LIQUIDITY AND SOURCES OF CAPITAL

In April, 1997, the Company completed a private placement of 843,882 shares of common stock to two VSI insiders and four other accredited investors, resulting in proceeds of $800,000. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of VSI Enterprises, Inc., has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable and inventory of VSI. At June 30, 1997, approximately $336,727 was owed to Fidelity Funding under the credit facility. Outstanding advances under this agreement are classified as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Since December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a subsidiary of VSI Enterprises Inc., has had a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of eligible accounts receivable, with certain restrictions. The credit facility is secured by receivables, inventory and fixed assets of INS. At June 30, 1997, approximately $337,118 was owed to Presidential Financial Corporation.

As of June 30, 1997, Videoconferencing Systems, n.v. had a secured bank facility of $389,159, of which $156,307 was outstanding at that time.

As of June 30, 1997, the Company had cash and cash equivalents of $728,624. The Company's liquidity sources include existing cash, accounts receivable and credit facilities. The Company's liquidity sources also include existing credit facilities. In order to meet its cash flow requirements, the Company will likely require additional financing in 1997. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

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

                                    PART II

CHANGES IN SECURITIES

On April 22, 1997, the Company completed a private placement of 843,882 shares of Common Stock to two VSI insiders and four other accredited investors, resulting in proceeds of $800,000. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

On April 22, 1997, the Company issued 200,000 shares of Common Stock to Smith, Gambrell & Russell, LLP, the Company's general counsel. These shares were issued as payment for services rendered.

On May 13, 1997, the Company completed a private placement of 250,000 shares of Common Stock to Bank von Ernst & CIB, resulting in proceeds of $237,500. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

On May 16, 1997, the Company issued 100,000 shares of Common Stock to NRT Contract Manufacturing, Inc., a principal supplier of components for the Company's videoconferencing equipment. These shares were issued as payment for shipments of components to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Bill R. Brewer, Carleton A. Brown, Larry M. Carr, Leo M. Cortjens, Mark E. Munro, Edward S. Redstone and Richard K. Snelling. The number of votes cast for and against election of each nominee for director was as follows:

                  Director                                                      For              Against
                  --------                                                      ---              -------
                  Bill R. Brewer, CPA....................................       29,598,474       351,356
                  Carleton A. Brown......................................       29,566,199       383,631
                  Larry M. Carr..........................................       29,635,209       314,621
                  Leo M. Cortjens........................................       29,012,309       937,521
                  Mark E. Munro..........................................       29,589,712       360,118
                  Edward S. Redstone.....................................       29,637,409       312,421
                  Richard K. Snelling....................................       29,578,789       371,041

In addition, the Company's shareholders approved an Amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 46 million shares to 60 million shares. The number of votes cast in favor of the amendment was 28,087,013 and the number of votes cast against the amendment was 1,792,642. There were 70,172 abstentions.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       The following exhibit is filed with this report:

         27.1     Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VSI ENTERPRISES, INC.




Date: August 5, 1997                       /s/ Richard K. Snelling
     ---------------                       ----------------------------------
                                           Chairman & Chief Executive Officer





                                            /s/ B.R. Brewer
                                           ----------------------------------
                                           Group President & Chief Financial
                                           Officer