Form 10-Q
period 1997-09-30
VSI ENTERPRISES INC
filed 1997-11-10
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

             YES   X                                 NO
                 -----                                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
      CLASS OF SECURITIES                           NOVEMBER 6, 1997
      -------------------
COMMON STOCK, $.00025 PAR VALUE                         45,822,505


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


FINANCIAL INFORMATION                                                               Page No.
                                                                                    --------

Item 1. Financial Statements:

Consolidated Condensed Balance Sheets
September 30, 1997 and December 31, 1996........................................        3

Consolidated Condensed Statements of Operations
Three Months and Nine Months Ended September 30, 1997 and 1996..................        4

Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 1997 and 1996...................................        5

Notes to Consolidated Condensed Financial Statements............................        6

Item 2.  Management's Discussion and Analysis of Financial                              7
Condition and Results of Operations:

Financial Condition.............................................................        7
Results of Operations...........................................................        7
Liquidity and Sources of Capital................................................        8
Changes in Securities and Use of Proceeds.......................................       10

OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.......................................       10

CONSOLIDATED CONDENSED BALANCE SHEETS
VSI Enterprises, Inc. and Subsidiaries

                                                              September 30,   December 31,
                                                                   1997           1996
                                                               (Unaudited)
------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents                               $  1,956,020    $  2,260,185
      Accounts receivable, net                                   5,359,112       3,884,446
      Inventories, net                                           2,668,451       2,810,231
      Rental and demonstration inventory, net                    1,316,172       1,542,667
      Prepaid expenses                                             676,455         365,435
                                                              ------------    ------------

Total current assets                                            11,976,210      10,862,964
                                                              ------------    ------------

Property and equipment, net                                      1,110,564       1,356,313
Costs in excess of assets acquired, net                          9,168,004       9,537,558
Software development costs                                         762,235         980,110
Other assets                                                       863,820         560,665
                                                              ------------    ------------

                                                              $ 23,880,833    $ 23,297,610
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                            $    477,068    $    501,641
     Bank credit facilities                                        133,619         127,605
     Accounts payable                                            2,942,189       2,410,049
     Accrued expenses                                            1,631,054       1,463,952
     Deferred revenue                                              690,134         725,662
                                                              ------------    ------------

Total current liabilities                                        5,874,064       5,228,909

Convertible Debentures                                                   0       4,250,000

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares of
             $.00025 par value; issued and outstanding
             45,822,505 and 39,516,249 shares, respectively         11,456           9,879
     Additional paid-in capital                                 45,466,867      38,222,005
     Accumulated deficit                                       (26,962,794)    (24,124,509)
     Cumulative translation adjustment                            (508,760)       (288,674)
                                                              ------------    ------------

Total Stockholders' Equity                                      18,006,769      13,818,701
                                                              ------------    ------------

                                                              $ 23,880,833    $ 23,297,610
                                                              ============    ============



            See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and Subsidiaries

                                                     Nine Months Ended               Three Months Ended
                                                        September 30,                   September 30,
                                                    1997            1996            1997            1996
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
-----------------------------------------------------------------------------------------------------------


Revenue                                        $ 16,936,793    $ 10,739,244    $  5,178,872    $  3,743,983

Costs and expenses:
     Cost of revenue                              8,042,521       8,108,219       2,418,922       3,013,730
     Selling, general and administrative         10,659,234       6,745,247       3,460,804       2,321,629
     Research & development                         779,084         938,969         239,053         272,768
                                               ------------    ------------    ------------    ------------

           Total costs and expenses              19,480,838      15,792,435       6,118,779       5,608,127
                                               ------------    ------------    ------------    ------------

           Loss from operations                  (2,544,045)     (5,053,191)       (939,907)     (1,864,144)

Other expenses, primarily financing charges        (239,107)       (365,795)        (89,072)        (99,188)
                                               ------------    ------------    ------------    ------------

Net loss from operations before income taxes     (2,783,152)     (5,418,986)     (1,028,979)     (1,963,332)
                                               ------------    ------------    ------------    ------------

Income tax (provision) benefit                      (55,133)         53,772         (18,281)              0
                                               ------------    ------------    ------------    ------------

Net Loss                                       $ (2,838,285)   $ (5,365,214)   $ (1,047,260)   $ (1,963,332)
                                               ============    ============    ============    ============


Net loss per common share                      $      (0.07)   $      (0.15)   $      (0.02)   $      (0.05)
                                               ============    ============    ============    ============

Weighted average shares outstanding              42,830,493      35,666,183      44,552,928      36,451,585
                                               ============    ============    ============    ============




            See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and Subsidiaries

                                                                 Nine Months Ended September 30,
                                                                       1997           1996
                                                                   (Unaudited)    (Unaudited)
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                    $(2,838,285)   $(5,365,214)
       Adjustments to reconcile net loss to net
              cash used in operating activities:
              Depreciation and amortization                          1,534,162      1,013,525
              Allowance to reduce inventory to lower
                      of cost or market                                345,225        112,525
              Provision for doubtful accounts, net                      22,916        (54,458)
              Changes in operating assets and liabilities:
                      Accounts receivable                           (1,497,582)     3,373,342
                      Inventories                                     (203,445)       146,283
                      Rental and demonstration inventory              (236,050)      (890,499)
                      Prepaid expenses and other assets               (311,020)       279,924
                      Accounts payable                                 532,140       (596,328)
                      Accrued expenses                                 167,102       (882,770)
                      Deferred revenue                                 (35,528)       321,976
                                                                   -----------    -----------

                      Net cash used by operating activities         (2,520,364)    (2,541,694)
                                                                   -----------    -----------

Cash flows from investing activities:
       Purchases of property and equipment                            (160,554)      (624,100)
       Change in other assets                                         (303,155)      (124,522)
       Capitalized software development costs                          (77,885)       (30,663)
                                                                   -----------    -----------

                      Net cash used by investing activities           (541,595)      (779,285)
                                                                   -----------    -----------

Cash flows from financing activities:
       Net borrowings (payments) on notes payable                      (24,573)    (2,830,259)
       Net borrowings (payments) on short term credit facilities         6,014        (42,069)
       Proceeds from issuance of common stock in connection
           with debt and vendor agreements                             368,002        591,424
      Proceeds from issuance of common stock in connection
           with acquisition of ETI                                          --      4,966,920
       Proceeds from exercise of stock options, warrants
          and stock purchase plan                                      141,210        395,319
       Proceeds from private placements net of
           issuance costs                                            2,487,227      2,489,776
                                                                   -----------    -----------

                    Net cash provided by financing activities        2,977,879      5,571,111
                                                                   -----------    -----------

       Effect of exchange rate changes on cash                        (220,086)        28,198

Increase (decrease) in cash and cash equivalents                      (304,166)     2,278,330
Cash and cash equivalents at beginning of the period                 2,260,185      4,202,613
                                                                   -----------    -----------

Cash and cash equivalents at end of the period                     $ 1,956,019    $ 6,480,943
                                                                   ===========    ===========

Cash paid during the nine month period:
       Interest                                                    $   203,140    $   261,370
                                                                   ===========    ===========

            See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
VSI ENTERPRISES, INC. AND SUBSIDIARIES


NOTE A - BASIS OF PRESENTATION.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

NOTE: The comparative results from third quarter 1996 have been restated to reflect a reduction in revenues of approximately $500,000 and a corresponding increase in net loss of approximately $200,000 from that reported in the third quarter 1996 Form 10-Q, filed November 13, 1996. The changes resulted from a reconciliation in the records of Integrated Network Services, which was acquired by VSI in June, 1996. The restatement did not impact VSI's third quarter 1996 loss per share.

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


NOTE C - NET INCOME (LOSS) PER SHARE OF COMMON STOCK.

Net income (loss) per share of Common Stock for the three month and nine month periods ended September 30, 1997 and 1996 have been computed based on the weighted average number of shares and common equivalent shares outstanding during each period. Fully diluted information is not presented as fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE E - NEW ACCOUNTING PRONOUNCEMENT.

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

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1996, the Company's total assets increased 3% to $23,880,833, primarily due to a $1,474,666, or 38%, increase in accounts receivable. This increase was partially offset by small decreases in cash, inventories, rental and demonstration inventory, software development costs, costs in excess of net assets acquired and property and equipment. The rise in accounts receivable was due to an increase in revenues late in the third quarter that were not collected by September 30. Also, the cash position on December 31, 1996 was positively affected by the issuance in September 1996 of $5.0 million in 5% convertible debentures due September 1999, the proceeds of which were used to fund the cash portion of the October 2, 1996 acquisition of Eastern Telecom (ETI) and for working capital purposes.

Current liabilities as of September 30, 1997 were $5,874,064, an increase of $645,155, or 12%, from December 31, 1996, primarily as a result of a $532,140, or 22%, increase in accounts payable. The rise in accounts payable was due to the purchase of inventory late in the third quarter of 1997 used to fill orders received late in the quarter.

In September 1996, the Company issued $5.0 million of 5% convertible debentures, due in September 1999. As of June 9, 1997, all convertible debentures amounting to $5.0 million plus accrued interest of $111,749 were converted into 3,889,146 common shares. There are no outstanding convertible debentures.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the three months ended September 30, 1997 were $5,178,872, an increase of 38% over the revenues of $3,743,983 recorded for the three months ended September 30, 1996. The increase was due primarily to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed 35% of the Company's consolidated third quarter 1997 revenues. ETI was acquired in October 1996.

The Company's backlog of purchase orders at September 30, 1997 was $4,238,959.

Gross margin as a percentage of revenues for the three months ended September 30, 1997 was 53%, up from 20% for the three months ended September 30, 1996, due to an increase in sales of higher margin videoconferencing system products, corporate-wide cost reduction initiatives and the addition of high margin sales and account management commissions from ETI, a sales agency for a number of major telecommunications companies.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $3,460,804, an increase of $1,139,175, or 49%, over the three months ended September 30, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily from the acquisition of ETI and its sales force) and the Far East.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended September 30, 1997, the Company's research and development expenses were $239,053, a 12% decrease over the three month period ended September 30, 1996. At September 30, 1997, the balance in software development costs was $762,235, a 22% decrease as compared to the $980,110 capitalized as of December 31, 1996.

Non-operating expenses for the three month period ended September 30, 1997 were $89,072, a decrease of $10,116, or 10%, from the three month period ended September 30, 1996. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities.

Net losses for the three month period ended September 30, 1997 were $1,047,260, representing 20% of net product sales, as compared to $1,963,332, or 52% of net product sales, for the three month period ended September 30, 1996. The decrease in losses was due to a 38% increase in revenues and a substantial improvement in gross margins.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 were $16,936,793, an increase of 58% over the revenues of $10,739,244 recorded for the nine months ended September 30, 1996. The increase was due primarily to an increase in videoconferencing system sales and to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed about 32% of the Company's consolidated year-to-date revenues. ETI was acquired in October 1996.

Gross margin as a percentage of revenues for the nine months ended September 30, 1997 was 53%, up from 25% for the nine months ended September 30, 1996, due to an increase in sales of higher margin videoconferencing system products, corporate-wide cost reduction initiatives and the addition of high margin sales and account management commissions from ETI, a sales agency for a number of major telecommunications companies.

Selling, general and administrative expenses for the nine months ended September 30, 1997 were $10,659,234, an increase of $3,913,987, or 58%, over the nine months ended September 30, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily from the acquisition of ETI and its sales force) and the Far East.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the nine month period ended September 30, 1997, the Company's research and development expenses were $779,084, a 17% decrease over the nine month period ended September 30, 1996. Expenses in 1996 had been somewhat higher than historical levels, due to an expansion in the research and development workforce to accommodate projects related to forthcoming generations of the Omega product line and other software projects. Many of those projects were completed or were winding down by first quarter 1997, and the workforce -- primarily at subsidiary VSI Solutions, Inc. -- was reduced. At September 30, 1997, the balance in software development costs was $762,235, a 22% decrease as compared to the $980,110 capitalized as of December 31, 1996.

Non-operating expenses for the nine month period ended September 30, 1997 decreased $126,688, or 35%, to $239,107 from the nine month period ended September 30, 1996. This decrease was primarily due to reduced costs associated with the Company's secured credit facilities.

Net losses for the nine month period ended September 30, 1997 were $2,838,285, representing 17% of net product sales, as compared to $5,365,214, or 50% of net product sales, for the nine month period ended September 30, 1996. The decrease in losses was due to a 58% increase in revenues and a substantial improvement in gross margins.

LIQUIDITY AND SOURCES OF CAPITAL

In April, 1997, the Company completed a private placement of 843,882 shares of common stock to two VSI insiders and four other accredited investors, resulting in proceeds of $800,000. The proceeds of this offering were added to the working capital of the Company and utilized for general corporate purposes.

In September, 1997, the Company issued 1,160,000 shares of common stock in a private placement to three VSI insiders and five other accredited investors, resulting in proceeds of $1,450,000. The proceeds of this offering were utilized to acquire inventory to fill customer orders and for general corporate purposes.

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of VSI Enterprises, Inc., has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the company with up to $4.0 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable and inventory of VSI. At September 30, 1997, $1,177,947 was owed to Fidelity Funding under the credit facility. Outstanding advances under this agreement are classified as a reduction of accounts receivable in the accompanying consolidated balance sheets.

Since December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a subsidiary of VSI Enterprises Inc., has had a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of eligible accounts receivable, with certain restrictions. The credit facility is secured by receivables, inventory and fixed assets of INS. At September 30, 1997, $369,628 was owed to Presidential Financial Corporation.

On October 2, 1997, VSI Network Solutions, Inc. (d/b/a Eastern Telecom, or ETI), a subsidiary of VSI Enterprises, Inc., entered into a revolving credit and security agreement with Foothill Capital Inc. This credit facility provides ETI with up to $1.5 million at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI.

As of September 30, 1997, Videoconferencing Systems, n.v. had a secured bank facility of $274,348, of which $203,068 was outstanding at that time.

As of September 30, 1997, the Company had cash and cash equivalents of $1,956,020. The Company's liquidity sources include existing cash, accounts receivable and credit facilities. In order to meet its cash flow requirements, the Company may require additional financing in 1997. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September, 1997, the Company issued 1,160,000 shares of common stock in a private placement to three VSI insiders and five other accredited investors, resulting in proceeds of $1,450,000. The proceeds of this offering were utilized to acquire inventory to fill customer orders and for general corporate purposes.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    The following exhibit is filed with this report:

         27.1     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:

    During the quarter ended September 30, 1997, the Company filed (i) a Current Report on Form 8-K dated September 25, 1997, and (ii) Amendment No. 1 on Form 8-K/A dated October 7, 1997 to its Current Report on Form 8-K dated September 25, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VSI ENTERPRISES, INC.




Date:  November 10, 1997            /s/ Julia B. North
      -------------------           --------------------------------------------
                                    President & Chief Executive Officer






                                    /s/ B.R. Brewer
                                    --------------------------------------------
                                    Group President & Chief Financial Officer