Form 10-K405
period 1997-12-31
VSI ENTERPRISES INC
filed 1998-03-25
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1997

                         ------------------------------

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

                                      None
                                      ----

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                    Common Stock, $.00025 par value per share
                    -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (39,222,741 shares) on March 18, 1998 was approximately $42,752,788, based on the closing price of the registrant's common stock as quoted on the Nasdaq Small Cap Market on March 18, 1998. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 18, 1998: 47,034,970 shares of $.00025 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1998 annual meeting of shareholders scheduled to be held on May 19, 1998, are incorporated by reference in response to Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         VSI Enterprises, Inc. (the "Company"), through its five wholly-owned subsidiaries, is in the videoconferencing and system integration business. The Company, along with its strategic partners, offers customers turnkey solutions by supplying videoconferencing products and services, as well as transmission equipment and a complete internal network, to support video, voice and data applications. Its core business is the design, manufacture, marketing and servicing of interactive group and desktop videoconferencing systems (the "VSI Systems"). Each VSI System is designed with open software and modular subsystems which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve. The Company's products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. The Company integrates standard video, audio and transmission components with its own proprietary video, audio and computer control components and software.

         The Company's open software and modular subsystems streamline production and allow the product to be tailored to meet customers' specific needs, with or without the necessity of custom design. The Company's lead products are marketed under the trade name Omega(TM). Customers are offered a variety of option packages to fit specific applications. Customers are also offered upgrade packages that make the Company's new product compatible with older models. To date, the Company has sold over 1,500 videoconferencing systems to approximately 300 customers, including Bell Atlantic, Boeing, MCI, NationsBank, BellSouth, General DataComm and Johnson & Johnson; various foreign, U.S. and state government departments and agencies; educational institutions; and health care facilities.

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

         On July 31, 1992, the Company acquired substantially all of the outstanding shares of Common Stock of CyberVision, n.v., a Belgian corporation. In April 1994, the Company changed the name of CyberVision, n.v. to Videoconferencing Systems, n.v. (hereinafter referred to as "VSI Europe") to permit both companies to market products under the common trade name of "VSI." VSI Europe is a distributor of the Company's videoconferencing systems in Europe. VSI Europe has offices located in London and Antwerp.

         In April 1995, the Company acquired cR Solutions, a software company whose products include a reservation system for the management of videoconferencing systems. This business is being operated by the Company through its VSI Solutions, Inc. subsidiary ("VSI Solutions").

         On June 28, 1996, the Company merged with Integrated Network Services, Inc. ("INS"), a company engaged in the design, installation and support of local and wide area networks, primarily for the healthcare industry. This business is operated by the Company through its VSI Network Services, Inc. subsidiary. INS is an integration firm specializing in the connectivity of multi-protocol environments, ranging from small, local area networks to large, enterprise-wide networks employing WAN technologies to connect multiple sites.

         On October 2, 1996, the Company acquired Eastern Telecom, Inc. ("ETI"), a company engaged in the business of marketing and sales of telecommunications services and products. ETI sells network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections on behalf of a number of major telecommunications providers.

         VSI, VSI Europe, VSI Solutions, INS and ETI will continue their respective businesses as operating subsidiaries of the Company. References to the Company herein refer to VSI Enterprises, Inc., VSI, VSI Europe, VSI Solutions, INS and ETI as a consolidated operation, unless the context indicates otherwise.

         The Company's principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and its telephone number is (770) 242-7566.

VSI SYSTEMS & APPLICATIONS

         VSI Systems enable participants in multiple locations to hold interactive group meetings remotely, thus avoiding costly and time-consuming travel. Participants at any connected location can be seen and heard by all other participants. If the VSI System is equipped with the appropriate options, the participants can also utilize slides, graphs, plain paper drawings, computer-generated graphics, computer data, laser discs and video tape interactively. Unlike audio teleconferencing systems which only allow voice communications, audiographic teleconferencing which is limited to voice plus still images, and business television which does not provide for interaction among the participants (also known as one-way videoconferencing), the Company believes its VSI Systems foster the look and feel of live, face-to-face meetings and promote a natural interaction among the participants.

         A typical VSI videoconference involves three major elements: (i) access to transmission services, (ii) a "codec" for coding/decoding digitized signal transmissions and (iii) the VSI System, which contains television monitors, cameras, audio system, microphones, cabinetry, various control systems for interfacing the componentry to the user, and various optional components specific to the user's application. The Company designs, manufactures, assembles, installs and services the VSI Systems, and it has nonexclusive remarketing agreements with codec manufacturers to resell the codecs. The Company may sell the transmission services through its ETI subsidiary, or in many instances the customer will secure the services independently through telecommunications carriers for either fixed monthly or hourly usage prices. These transmission services may vary, depending upon the customer's application and preferences, and include a range of transmission bandwidths. In general, the higher the bandwidth the better the quality of the transmitted images, although the choice of codec will affect image quality for a given speed. The VSI Systems operate over the range of available transmission bandwidths and are compatible with all major brands of codecs known by the Company to be currently available; they also operate without codecs, for certain specialized networks.

         The primary users of videoconferencing are major corporations, government agencies, educational institutions and health care organizations.

         Corporate and government organizations often use meetings to provide information, review operations, make plans, resolve problems, introduce new ideas or products, conduct training sessions and communicate with customers and vendors. Such conventional group meetings usually require at least some of the participants to travel to the meeting site. When meetings are required on a frequent, repetitive or emergency basis, travel costs and productivity losses can be substantial. The VSI Systems provide users with the ability to hold two-way and multi-way meetings, often at significant savings over the costs of travel and lost productivity while traveling. As an added and in some cases a more important benefit, because travel time and costs are eliminated, it may be more economic for more people to participate via videoconferencing, thereby causing the direct dissemination of pertinent information to more parties simultaneously, which may improve efficiency in problem solving and decision making.

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

         In the area of telemedicine, the Company supplies standalone group and desktop videoconferencing systems. It also, in an alliance with strategic partner Global Telemedix, Inc., offers systems used in conjunction with telemedicine software, specialty devices and desktop/rollabout workstations. These systems can offer a multimedia platform for use by physicians, medical researchers and administrators for a wide variety of applications, including: patient consults, remote monitoring, grand rounds, treatment protocols, research and administration.

PROPRIETARY TECHNOLOGY

         The Company has developed proprietary technology in the areas of videoconferencing control systems, system diagnostics, information access and communications access. While VSI Systems make use of some other manufacturers' components, the Company's primary product, Omega(TM) utilizes internally developed proprietary software and products as key elements in differentiating the Company's systems in the marketplace. Since VSI Systems use standards based codecs, VSI Systems are interoperable with systems of other standards-compliant manufacturers.

         The heart of the Omega(TM) is the System Controller, a proprietary software suite that must be installed on a properly configured 486 or Pentium Windows-based PC. The software suite includes the Omega(TM) real time operating system, Omega(TM) videoconferencing application package, device drivers, and a third party SQL database engine (as licensed to VSI for resale). This software is delivered in object code format. The Company has also developed and manufactures certain proprietary components:
Omega(TM) Audio Processor, Omega(TM) Video Processor, Omega(TM) Power Supply, the Omega(TM) Basic/Serial IQ Connectors, the Omega(TM) Pan/Tilt/Zoom/Focus Controller, the Omega(TM) Infra-red User Control Panel and proprietary cabinetry. These proprietary components are designed to work exclusively with the Omega(TM) System Controller software.

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

PRODUCTS

         Historically, videoconferencing systems were used to provide "point-to-point" connectivity through proprietary codecs. Most videoconferences were conducted on an intra-network basis. With the recent acceptance and implementation of interoperability standards (collectively referred to as H.320 of the ITU-TS) and the growth of the installed base of systems, the Company believes that customers are beginning to seek "one-to-many" system solutions on both an intra-network as well as an inter-network basis. This has resulted in a significant shift in use of videoconferencing, leading to a complex matrix of interconnectivity, scheduling, service and user interface issues. The Company believes that the videoconferencing world is becoming a world of "networks of systems" where all systems from boardroom to rollabout to desktop will have to interconnect. The Company believes that most systems in use today are not equipped to handle these demands.

         The Omega(TM) platform features a system control architecture based upon a PC486 or Pentium engine, proprietary software compatible with Microsoft's Windows 3.1/95 and MS DOS 6.0+ operating systems, and distributed component intelligence. In addition, the Company introduced a new state of the art 7kHz audio system, sophisticated 8x8 video switcher/processor, a new high speed pan/tilt/zoom/focus, and new cabinetry. The key features and benefits of the Omega(TM) platform include:

         Compression Technology Independence

         - Investment protection, by separating system control from compression technology

         -        Customer choice of compression technology

         Open Network Architecture

         - Wide support for options and peripherals (e.g., multiple cameras, VCRs, laser disc players, video printers, PC presentations)
         - Built-in flexibility for adding new devices and advanced technology as it evolves
         - Support for a wide number of network connection technologies (including switched 56, ISDN, T1, T3 or ATM)
         - Network management for centralized administration and diagnostics

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

         Software Based System

         -        Remote upgrades of new Omega(TM) software releases
         -        Custom configuration of icons and system settings
         - Sign-on security and system accounting totals for individual users

         The Omega(TM) product line offers a complete range of group and desktop videoconferencing systems, including the deluxe, full-featured Executive series, the economical Flex Plus and Flex rollabout series and the Desk PC-based desktop series. Other customized systems are offered for such application-specific markets as telemedicine and video arraignment.

         The Executive series is engineered for stationary videoconferencing applications in dedicated boardrooms, classrooms and courtrooms. Its dual monitors allow users to see local and remote sites easily, which is especially helpful when using multimedia tools or application-specific devices for meetings, presentations and training. Flex and Flex Plus models offer a spectrum of options, configurations and peripherals. Their single-monitor cabinets are portable and move easily between rooms for the widest range of applications in any environment. They are also upgradable to the Executive series. The Desk series adds videoconferencing to almost any 486 IBM-compatible PC and works with Windows 95 software. It offers flexible configuration through easy-to-use Windows menus and dialog boxes and supports a wide range of peripheral devices and multiple video inputs for supporting varied videoconferencing applications.

         Customers are offered a menu of options which allows them to tailor systems to meet their specific needs. The Omega(TM) is sold on a standalone basis, with or without codec. The Omega(TM) is offered with single or dual color monitors of 27" or 35" size, for rollabout cabinets or in the wall installation. Other options include: audio and video expansion packages, multiple cameras (either single or three chip), a graphics stand, a computer graphics interface, facsimile transmission and reception, transmission network interface, and a variety of videocassette recorders, slides chains and peripheral devices.

         The Company began shipping the first version of Omega(TM) during the first quarter of calendar 1994.

         Video Administrator is a custom software package that facilitates network management by providing scheduling, reservations and connection services with minimal human intervention. Video Administrator is being utilized by BellSouth for its multipoint videoconferencing service, as well as by other corporate and institutional clients.

NEW PRODUCT DEVELOPMENT

         The Company continues to upgrade its present products and to develop new and innovative products for the videoconferencing market. Extensions of its product line will include a LAN-based gateway offering, and software upgrades of existing products. Additional system and network management products are under development.

         The Company is also upgrading the design of application specific packages of the Omega(TM) videoconferencing system for the judicial, distance learning and telemedicine markets.

CUSTOMER SERVICE

         The Company generally provides a warranty for parts and labor on its systems for 90 days from the date of delivery. The Company maintains videoconference rooms and the necessary transmission facilities and codecs to provide on-line assistance to its installed customers at its executive offices near Atlanta, Georgia and at its European offices. It also provides a telephone helpline to assist customers in the diagnosis of system failures. Approximately 95% of all customer calls for assistance have been resolved through telephone or videoconference contact. The remaining 5% have generally been resolved by the removal and replacement of field replaceable units by Company or customer personnel. The Company maintains a spare parts inventory, and its policy is to replace failed units which are under warranty or subject to a service contract within 24 hours of notification.

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

TELEPHONE NETWORK RESELLING

         In addition, the Company, through its ETI subsidiary, serves as a sales agent for a number of major telecommunications clients, including Bell Atlantic and Southern New England Telephone. ETI is paid a commission by its clients for products and services sold to other entities. Among ETI's core product offerings are network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections. In the year ended December 31, 1997, ETI contributed about 34% of the Company's consolidated revenues.

MARKETS

         The Company has defined its near-term, primary target markets for its products as the "Fortune 1000" companies in North America, Europe and the Pacific Rim. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Cost/benefit analyses are generally performed by the Company's customers themselves prior to purchasing a system. In addition, the Company has targeted as a secondary market small to mid-sized companies, as well as educational institutions, governments and healthcare providers. The Company's systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors.

         For the fiscal years ended December 31, 1997, 1996 and 1995, international sales (sales outside of the United States and Canada) represented approximately 13%, 15% and 13%, respectively, of the Company's total sales. Net product sales attributable to VSI Europe increased from approximately $2.5 million during the year ended December 31, 1996 to approximately $2.8 million for the year ended December 31, 1997. VSI Europe has contributed substantially all of the Company's international sales, although sales in China began in late 1997. The Company believes it presently maintains an approximate 1% to 2% share of the total worldwide videoconferencing equipment market as measured by 1997 total sales volume for the industry.

CUSTOMERS

         The Company's customers include Fortune 1000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Boeing, MCI, NationsBank, Duracell, BellSouth, Bell Atlantic and Johnson & Johnson.

         During fiscal 1997, approximately 27% of the Company's revenue - primarily, commissions earned by wholly-owned subsidiary ETI -- were from Bell Atlantic. During fiscal 1996, approximately 14% of the Company's sales were to Bell Atlantic; the 1996 percentage is much smaller than the percentage for 1997 because revenue contributed by ETI was only included in fourth quarter results for 1996, when ETI was acquired by the Company. No other customers accounted for more than 10% of the Company's revenue during the years ended December 31, 1997 or 1996.

ORDER BACKLOG AND INVENTORY

         As of December 31, 1997, the Company had a backlog of orders for service and/or equipment of approximately $9.0 million for systems and/or service to be delivered during the next 12 months. As of December 31, 1996, the Company had a backlog of orders for service and/or equipment of approximately $4,700,000. The Company had inventories, net of allowance, of $2,541,754 at December 31, 1997. The Company's inventory is pledged to secure the Company's line of credit.

COMPETITION

         The Company competes in the videoconferencing industry by providing custom solutions (products and services) for its customers' videoconferencing needs. Because the Company's videoconferencing systems are compression technology-independent, they can be sold to customers with standard codecs, high speed codecs, board-level codecs or specialty codecs with direct links to ATM and fiber optic networks.

         The videoconferencing industry covers a broad spectrum of videoconferencing services available to businesses and others, all of which are, in a general sense, competitive with the Company's systems. The VSI Systems, however, are designed and marketed primarily for the group videoconferencing segment of the industry. Within this segment of the industry, the Company presently competes primarily with two companies, all of which presently have significantly greater resources and market shares than the Company. In addition, four of the Company's suppliers of codecs directly compete with the Company in the group videoconferencing segment. The Company believes demand for videoconferencing will continue to increase, which will attract additional competitors to the industry, some of which may have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

         All of the Company's product engineering, including costs associated with design and configuration of fully-developed VSI Systems for particular customer applications, is accounted for in the Company's financial statements as research and development expenses. During the years ended December 31, 1997, 1996 and 1995, the Company's aggregate expenses for research and development of new products or new components for existing VSI Systems were $1,031,814, $1,192,010 and $953,955, respectively. During fiscal 1997, the Company's research and development expenses decreased by 13%, due to the completion in early 1997 of projects related to forthcoming generations of the Omega product line and other projects.

EMPLOYEES

         As of December 31, 1997, the Company employed 169 persons full time, including five executive officers. Of the full-time employees who are not executive officers, 72 are engaged in sales and marketing, 8 in production, 49 in service, 12 in research and development, and 23 in general administration. Employee relations are considered good, and the Company has no collective bargaining contracts covering any of its employees.

ITEM 2.  PROPERTIES.

         The Company maintains its primary executive and sales offices, as well as its production facilities, in 44,140 square feet of leased office and warehouse space in Norcross, Georgia, under a five-year lease which expires in September, 2002. The lease - originally for 26,140 square feet of space -- was renewed in September, 1997, and now includes an additional 18,000 square feet of space currently being subleased to another tenant. The Company and some of its subsidiaries-

- VSI Europe, INS and ETI -- lease a number of facilities (primarily sales offices) in the United States and Europe under operating lease agreements that expire at various dates through 2006.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is a party or to which its properties are subject; nor are there any material proceedings known to the Company to be contemplated by any governmental authority; nor are there any material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no occurrence requiring a response to this Item.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq Small Cap Market under the Nasdaq symbol "VSIN". The Company's Common Stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November, 1991 until February 18, 1998, when the Company voluntarily delisted from the exchange. The Common Stock has been quoted on the Nasdaq System since February 28, 1992. The following table sets forth the quarterly high and low bid quotations per Common Share on the Nasdaq Small Cap Market as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                              HIGH         LOW
                                                             ------------------
         FISCAL YEAR ENDED DECEMBER 31, 1996
                  First Quarter                              $4.31        $1.88
                  Second Quarter                              4.06         2.44
                  Third Quarter                               3.13         2.00
                  Fourth Quarter                              3.06         1.88

         FISCAL YEAR ENDED DECEMBER 31, 1997
                  First Quarter                              $3.00        $1.00
                  Second Quarter                              1.56         1.03
                  Third Quarter                               2.00         1.06
                  Fourth Quarter                              2.75         1.22

         As of March 6, 1997, the Company had approximately 500 holders of record of its Common Shares and in excess of 9,000 beneficial holders of its Common Shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

         On December 30, 1997, the Company issued 7,214 shares of Common Stock to Paul D'Haeyer, an employee of the Company, in payment of $9,018 of sales commissions earned by Mr. D'Haeyer.

         In the period from October 21, 1997 through December 31, 1997, the Company issued 250,000 shares of Common Stock to two vendors in consideration for reduction in accounts payable.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the four years ended
December 31, 1997, 1996, 1995 and 1994, and for the nine-month transition period ended December 31, 1993, are derived from the consolidated financial statements of the Company. All financial information prior to 1997 was restated to reflect the June 1996 acquisition by the Company of Integrated Network Services, Inc., which was accounted for as a pooling of interest. Information for the years ended December 31, 1997 and 1996 includes Eastern Telecom, Inc., which was acquired in October 1996. Information for the years ended December 31, 1997, 1996 and 1995 include VSI Solutions Inc., which was acquired in April 1995. See Notes 2 and 3 to the consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                             9 Months
                                         Year Ended December 31,               Ended
                              --------------------------------------------    Dec. 31,
                                1997        1996        1995        1994       1993(1)
                              --------    --------    --------    --------    --------
                                        (in thousands, except per share data)
STATEMENT OF INCOME DATA:

Revenue ...................   $ 21,765    $ 17,056    $ 20,541    $ 19,226    $ 12,370

Cost of revenues ..........     11,342      12,102      14,255      13,131       9,141
                              --------    --------    --------    --------    --------

Gross Profit ..............     10,423       4,954       6,196       6,095       3,229

Operating and other
   expenses ...............     16,240      11,661      10,764       8,505       6,357
                              --------    --------    --------    --------    --------
Net loss from continuing
   operations .............   $ (5,817)   $ (6,707)   $ (4,568)   $ (2,410)   $ (3,128)
                              ========    ========    ========    ========    ========

Net loss per share from
   continuing operations ..   $  (0.13)   $  (0.18)   $  (0.15)   $  (0.11)   $  (0.19)
                              ========    ========    ========    ========    ========

                                                    December 31,
                              --------------------------------------------------------
                                1997        1996        1995        1994       1993(1)
                                                   (in thousands)
BALANCE SHEET DATA:

Working capital ...........   $  3,690    $  5,634    $  6,904    $  1,260    $  1,963

Total assets ..............     22,880      24,832      19,666      13,393      10,001

Long-term debt ............         --       4,250          --          44          68

Stockholders' equity ......     15,591      13,819      10,535       4,401       4,242

-------------------
(1) On October 20, 1993, the Company changed it fiscal year end from March 31 to December 31.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         During the year ended December 31, 1997, the Company's total assets decreased approximately 8% to $22,880,459 from $24,832,257. Assets for 1996 were restated to reflect the adoption of a new accounting pronouncement in 1997 to on-balance sheet financing of the Company's credit facility with Fidelity Funding.

         Cash as of December 31, 1997, decreased $1,394,176, or approximately 62%, from December 31, 1996. Accounts receivable increased by $723,843, primarily due to the delivery of orders late in 1997 for which payment had not been received by year end. Inventories decreased $268,477, primarily due to the write-off of approximately $2,111,000 for obsolete inventory and an increase in inventory reserve. The charge was partially offset by an increase in inventory needed to fill orders deliverable in early 1998.

         Demonstration inventory decreased approximately 36% from $1,542,667 at December 31, 1996, to $990,054 at December 31, 1997, due primarily to additional allowance recorded in accordance with the Company's policy (Note 2).

         Total current liabilities as of December 31, 1997 increased $525,979, or approximately 8%, from December 31, 1996, primarily as a result of a $991,498 increase in accounts payable. Accounts payable increased due to the purchase of inventory used to fill orders in late 1997 and early 1998. Notes payable decreased by $613,921, or approximately 30%, from December 31, 1996, a primary reason for an approximate 62% decrease in cash.

         Total stockholders' equity increased $1,772,223, or approximately 13%, from December 31, 1996, primarily because of two private equity placements and a conversion of debt, which were partially offset by a $5,817,365 increase in accumulated deficit as a result of the net loss for the year.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Revenues for the year ended December 31, 1997 were $21,765,181 an approximately 28% increase over revenues for the year ended December 31, 1996. The increase was due to an increase in videoconferencing system sales and to growth in sales and account management commissions from wholly-owned subsidiary ETI, which contributed about 34% of the Company's consolidated 1997 revenues. ETI was acquired in October 1996.

         The Company's backlog of purchase orders for service and/or equipment at December 31, 1997 was approximately $9,000,000, an approximately 91% increase over the backlog of purchase orders of approximately $4,700,000 at December 31, 1996.

Gross Margin

         Gross margin as a percentage of revenues for the year ended December 31, 1997 was approximately 48%, up from approximately 29% for the year ended December 31, 1996, due primarily to a full year of high margin sales and account management commissions from ETI, a sales agency for a number of telecommunications companies, and also due to an increase in sales of higher margin videoconferencing system products and, corporate-wide cost reduction initiatives. The percentage would have been higher had the Company not taken a charge of approximately $2,111,000 to reflect obsolescence of certain inventory and to increase inventory reserve.

Selling, General & Administrative Expenses

         Selling, general and administrative expenses for the year ended December 31, 1997 were $14,939,302, an increase of $4,728,361, or approximately 46%, over the year ended December 31, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily due to the October 1996 acquisition of ETI and its sales force) and the Far East.

Research and Development Expenses

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1997, the Company's research and development expenses were $1,031,814, an approximate 13% decrease over the year ended December 31, 1996. Expenses in 1996 had been somewhat higher than historical levels, due to an expansion in the research and development workforce to accommodate projects related to forthcoming generations of the Omega product line and other software projects. Many of those projects were completed or were winding down by first quarter 1997, and the workforce -- primarily at subsidiary VSI Solutions, Inc. -- was reduced.

Other Expenses/Income Taxes

         Non-operating expenses and income taxes for the year ended December 31, 1997 were $269,410, an approximate 5% increase over non-operating expenses for the year ended December 31, 1996.

Net Loss

         Net loss for the year ended December 31, 1997 was $5,817,366, an approximate 13% improvement over the net loss for the year ended December 31, 1996. Excluding a charge to reflect obsolescence of certain inventory and an inventory reserve of approximately $2,111,000, the net loss for the year was $3,706,366, an approximate 45% improvement over 1996. The decrease in the loss was primarily due to an approximate 28% increase in revenues and a substantial improvement in gross margins.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Revenues

         Revenues for the year ended December 31, 1996 decreased approximately 17% to $17,055,947 from the $20,450,958 recorded during the year ended December 31, 1995. The decrease was due primarily to lower revenues for INS, as the sudden and unexpected death in early 1996 of INS' then-chairman and CEO, Bill Rogers, adversely affected sales efforts during the year. Core sales of videoconferencing systems also declined, due to longer than anticipated sales cycles in closing key accounts.

         The Company's backlog of purchase orders for service and/or equipment at December 31, 1996 was approximately $4,700,000, an increase of approximately 62% over the December 31, 1995 order backlog of approximately $2,900,000.

Gross Margin

         Gross margin as a percentage of revenues was approximately 29% for the year ended December 31, 1996, a slight decrease from approximately 30% for the year ended December 31, 1995.

Selling, General and Administrative Expenses

         The increase in selling, general and administrative expenses of $1,091,418, or approximately 12% over the year ended December 31, 1995 is the result of additional administrative costs associated with the acquisitions of INS and ETI, the addition of several new salespeople, and an increase in the Company's sales and marketing expenses to support strategic partner BellSouth's rollout of its videoconferencing sales and service program.

Research and Development Expenses

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1996, the Company's research and development expenses were $1,192,010, an approximate 25% increase over the year ended December 31, 1995. The increase in expense was a result of expanding the research and development workforce to accommodate efforts relating to forthcoming generations of the Omega product line and other software products. For the year ended December 31, 1996, development costs of $153,007 were capitalized as software development costs, compared to $345,097 capitalized for the year ended December 31, 1995.

Other Expenses

         Non-operating expenses for the year ended December 31, 1996 decreased approximately 62% to $257,610, from $680,616 for the year ended December 31, 1995. This decrease was primarily due to a reduction in costs associated with the Company's secured credit facilities.

Net Loss

         Net loss for the year ended December 31, 1996 was $6,706,894, representing approximately 39% of revenue, as compared to $5,340,557, or approximately 26% of revenue, for the year ended December 31, 1995. The increase in losses was due to an approximate 17% decrease in revenues as well as a 12% increase in selling, general and administrative expenses. The decrease in revenues was attributed to lower revenues for INS during 1996 and a longer than anticipated sales cycle for some videoconferencing orders.

LIQUIDITY AND SOURCES OF CAPITAL

General

         On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. Subject to acceptance by the Company, the Debenture purchaser may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20 day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

         During 1997, the Company issued an aggregate of 2,253,882 shares of Common Stock in private placement transactions. The net proceeds of $2,487,500 were added to the working capital of the Company and utilized for general corporate purposes.

         As of December 31, 1997, the Company had cash and cash equivalents of $866,009. The Company's liquidity sources also include existing credit facilities. In order to meet its cash flow and working capital requirements, the Company may require additional financing in 1998. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

Credit Facilities
         VSI

         Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California, Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At March 9, 1998, approximately $325,000 was owed to Fidelity Funding under the credit facility.

         In March, 1998, VSI was approved for a working capital loan for approximately $2,000,000 from AmTrade International Bank of Georgia. The loan is guaranteed by the Export-Import Bank of the United States, and is collateralized by a letter of credit from a VSI customer. Funds will be used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate is prime plus 2.5%. Repayment will be made through proceeds of the letter of credit, which will be applied first to the loan principal and interest, with the remaining amount remitted to VSI.

         ETI
         In October, 1997, ETI, a wholly-owned subsidiary of the Company, entered into a revolving credit and security agreement with Foothill Capital Inc. This credit facility provides ETI with up to $1,500,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI. At March 9, 1998, approximately $157,000 was owed to Foothill Capital.

         VSI, n.v.
         In February, 1998, Videoconferencing Systems, n.v., a wholly-owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of prime plus 1%. The credit facility is secured by 550,000 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At March 9, 1998, no amounts were outstanding under this credit facility.

         As of December 31, 1997, Videoconferencing Systems, n.v. had a secured bank credit facility of $219,030, of which $154,938 was outstanding at that time.

         INS
         In December 1996, INS, a wholly-owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of INS. At March 9, 1998, approximately $121,000 was owed to Presidential Financial Corporation.

ACCUMULATED DEFICIT

         As of December 31, 1997, the Company had an accumulated deficit of $29,941,875, of which $5,817,366 was realized in 1997. The Company believes that given its highest ever purchase order backlog, recent debt financing for working capital purposes, several revolving credit facilities and recent management changes, the Company will continue to aggressively compete in the global videoconferencing and multimedia marketplace.

         As of December 31, 1997, the Company had operating loss carryforwards for income tax purposes of approximately $20,000,000 available to reduce taxable income through 2012. The Company also has research and development credits of approximately $89,000 available to reduce income taxes payable through 2002. During 1993, the Company experienced a change in control, as defined under
Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

YEAR 2000

         As of December 31, 1997, the Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software. Expenditures for the Year 2000 project have not had, nor are they expected to have, a material impact on the Company's consolidated financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning in fiscal 1998. The Company does not believe that these statements will significantly change its financial statement disclosure.

FORWARD-LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

Report of Independent Public Accountants

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996

Consolidated Statements of Operations for Years Ended December 31, 1997, 1996 and 1995

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VSI Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Enterprises, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Atlanta, Georgia
March 18, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of VSI Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet of. VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Enterprises, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statements of operations, stockholders' equity, and cash flows of VSI Enterprises, Inc. and Subsidiaries for the year ended December 31, 1995, prior to their restatement for the 1996 pooling of interests with Integrated Network Services, Inc. The contribution of VSI Enterprises, Inc. and subsidiaries to total revenue and net loss represented 58% and 86% of the respective restated totals for 1995. Separate financial statements of INS included in the restated consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 were audited and reported on separately by other auditors.

We also have audited the combination of the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 3 of the notes to the consolidated financial statements.

/s/ Grant Thornton LLP
Atlanta, Georgia
February 21, 1997

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                        ASSETS                                   1997            1996
-------------------------------------------------------      ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $    866,009    $  2,260,185
   Accounts receivable, less allowance for doubtful
      accounts of $447,174 and $271,000 at
      December 31, 1997 and 1996, respectively                  6,142,936       5,419,093
   Inventories, less allowance of $178,235 and $494,000 at
      December 31, 1997 and 1996, respectively                  2,541,754       2,810,231
   Demonstration inventory, net of allowance of $839,184
      and $374,922 at December 31, 1997 and 1996,
      respectively                                                990,054       1,542,667
   Prepaid expenses and other current assets                      438,665         365,435
                                                             ------------    ------------
            Total current assets                               10,979,418      12,397,611
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                     1,194,908       1,356,313
                                                             ------------    ------------

OTHER ASSETS:
   Goodwill, net                                                9,020,715       9,537,558
   Software development costs, net                                658,052         980,110
   Other long-term assets                                       1,027,366         560,665
                                                             ------------    ------------
            Total other assets                                 10,706,133      11,078,333
                                                             ------------    ------------
                                                             $ 22,880,459    $ 24,832,257
                                                             ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY                    1997             1996
-------------------------------------------------------      ------------    ------------
CURRENT LIABILITIES:
   Notes payable                                             $  1,422,367    $  2,036,288
   Short-term borrowings                                          154,938         127,605
   Accounts payable                                             3,401,547       2,410,049
   Accrued expenses                                             1,116,326       1,158,951
   Accrued Commissions                                            687,180         305,001
   Deferred revenue                                               507,177         725,662
                                                             ------------    ------------
            Total current liabilities                           7,289,535       6,763,556
                                                             ------------    ------------
CONVERTIBLE DEBENTURES                                                  0       4,250,000
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.00025 par value; authorized 800,000
      shares, none issued and outstanding                               0               0
   Common stock, authorized 60,000,000 shares of $.00025
      par value; issued and outstanding 46,184,970 and
      39,516,249 shares at December 31, 1997 and 1996,
      respectively                                                 11,546           9,879
   Additional paid-in capital                                  45,976,291      38,222,005
   Accumulated deficit                                        (29,941,875)    (24,124,509)
   Cumulative translation adjustment                             (455,038)       (288,674)
                                                             ------------    ------------
         Total stockholders' equity                            15,590,924      13,818,701
                                                             ------------    ------------
                                                             $ 22,880,459    $ 24,832,257
                                                             ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                        (as restated
                                                                                         see Note 3)
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
REVENUE:
    Videoconferencing systems                           $ 12,168,107    $ 11,159,943    $ 11,920,437
    System integration                                     2,145,388       4,346,723       8,530,521
    Commissions from telephone network reselling           7,451,686       1,549,281               0
                                                        ------------    ------------    ------------
                                                          21,765,181      17,055,947      20,450,958
                                                        ------------    ------------    ------------
COSTS AND EXPENSES:
    Cost of videoconferencing systems                      9,686,633       9,115,556       8,344,196
    Cost of system integration                             1,655,388       2,986,724       5,910,559
    Selling, general, and administrative                  14,939,302      10,210,941       9,119,523
    Research and development                               1,031,814       1,192,010         953,955
                                                        ------------    ------------    ------------
                                                          27,313,137      23,505,231      24,328,233
                                                        ------------    ------------    ------------
              Loss from operations                        (5,547,956)     (6,449,284)     (3,877,275)

OTHER EXPENSES                                                76,169         257,610         680,616
                                                        ------------    ------------    ------------
              Net loss from continuing operations
                 before income taxes                      (5,624,125)     (6,706,894)     (4,557,891)

INCOME TAXES                                                 193,241               0          10,483
                                                        ------------    ------------    ------------
              Net loss from continuing operations         (5,817,366)     (6,706,894)     (4,568,374)

DISCONTINUED OPERATIONS:
    Loss from operations (net of tax benefits of
       $236,000)                                                   0               0        (539,053)
    Loss on disposal (net of tax benefit of $102,000)              0               0        (233,130)
                                                        ------------    ------------    ------------
              Loss from discontinued operations                    0               0        (772,183)
                                                        ------------    ------------    ------------
              Net loss                                  $ (5,817,366)   $ (6,706,894)   $ (5,340,557)
                                                        ============    ============    ============

NET LOSS PER COMMON SHARE:
    Loss from continuing operations                     $       (.13)   $       (.18)   $       (.15)
    Loss from discontinued operations                            .00             .00            (.02)
                                                        ------------    ------------    ------------
                                                        $       (.13)   $       (.18)   $       (.17)
                                                        ============    ============    ============

    Weighted average shares outstanding                   43,606,481      36,476,932      31,070,908
                                                        ============    ============    ============




  The accompanying notes are an integral part of these consolidated statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                           COMMON STOCK
                                                      --------------------- ADDITIONAL                 CUMULATIVE
                                                      NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION
                                                        SHARES   PAR VALUE   CAPITAL       DEFICIT      ADJUSTMENT      TOTAL
                                                      ---------- --------- -----------   ------------  -----------  ------------
BALANCE, DECEMBER 31, 1994 (AS RESTATED - NOTE 3)     26,481,868  $ 6,620  $16,600,715   $(12,077,058)  $(129,089)  $  4,401,188

   Purchase of treasury stock of INS                           0        0     (163,561)             0           0       (163,561)
   Exercise of warrants, net of exercise costs
      of $77,989                                       6,424,470    1,606    8,473,641              0           0      8,475,247
   Exercise of stock options                             298,533       75      372,755              0           0        372,830
   Issuance of common shares for employee stock
      purchase plan                                       52,975       13       68,181              0           0         68,194
   Issuance of common shares for conversion of
      notes payable and related costs                    646,275      161      722,739              0           0        722,900
   Sale of common shares                                 362,319       91      499,909              0           0        500,000
   Issuance of common shares in lieu of cash
      compensation                                       452,736      113      342,376              0           0        342,489
   Issuance of common shares for products and
      services                                           100,000       25      874,083              0           0        874,108
   Issuance of common shares for acquisition of
      VSI solutions                                      188,000       47      300,753              0           0        300,800
   Foreign currency translation adjustment                     0        0            0              0     (18,580)       (18,580)
   Net loss                                                    0        0            0     (5,340,557)          0     (5,340,557)
                                                      ----------  -------  -----------   ------------   ---------   ------------

                                                            COMMON STOCK
                                                      --------------------  ADDITIONAL                 CUMULATIVE
                                                      NUMBER OF              PAID-IN     ACCUMULATED   TRANSLATION
                                                        SHARES   PAR VALUE   CAPITAL       DEFICIT      ADJUSTMENT      TOTAL
                                                      ---------- --------- -----------   ------------  -----------  ------------
BALANCE, DECEMBER 31, 1995 (AS RESTATED--NOTE 3)      35,007,176  $ 8,751  $28,091,591   $(17,417,615)  $(147,669)  $ 10,535,058

   Issuance of common shares in lieu of cash
      compensation                                       110,775       28      139,464              0           0        139,492
   Issuance of common shares for employee stock
      purchase plan                                       44,477       11      109,413              0           0        109,424
   Exercise of stock options                             305,631       76      298,789              0           0        298,865
   Issuance of common shares for products and
      services                                           250,000       63      599,946              0           0        600,009
   Issuance of common shares for conversion of
      notes payable                                      244,817       61      337,052              0           0        337,113
   Private placement of common shares, net of
      issuance costs of $41,998                        1,122,361      281    2,388,247              0           0      2,388,528
   Issuance of common shares for acquisition of
      Eastern Telecom, Inc.                            2,007,339      502    5,499,498              0           0      5,500,000
   Issuance of common shares for conversion of
      convertible debentures                             423,673      106      758,005              0           0        758,111
   Foreign currency translation adjustment                     0        0            0              0    (141,005)      (141,005)
   Net loss                                                    0        0            0     (6,706,894)          0     (6,706,894)
                                                      ----------  -------  -----------   ------------   ---------   ------------
BALANCE, DECEMBER 31, 1996                            39,516,249    9,879   38,222,005    (24,124,509)   (288,674)    13,818,701

   Issuance of common shares for products
      and services                                       550,000      138      650,001              0           0        650,139
   Issuance of common shares for
      conversion of convertible debentures             3,465,473      866    4,352,772              0           0      4,353,638
   Issuance of common shares for employee
      stock purchase plan                                146,612       37      156,002              0           0        156,039
   Issuance of common shares for
      conversion of private placement                  2,253,882      563    2,486,937              0           0      2,487,500
   Exercise of stock options                             252,754       63      108,574              0           0        108,637
   Foreign currency translation adjustment                     0        0            0              0    (166,364)      (166,364)
   Net loss for the year                                       0        0            0     (5,817,366)          0     (5,817,366)
                                                      ----------  -------  -----------   ------------   ---------   ------------
BALANCE, DECEMBER 31, 1997                            46,184,970  $11,546  $45,976,291   $(29,941,875)  $(455,038)  $ 15,590,924
                                                      ==========  =======  ===========   ============   =========   ============


 The accompanying notes are an integral part of these consolidated statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                                                                                                  (as restated
                                                                                                                   see Note 3)
                                                                                      1997            1996            1995
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (5,817,366)   $ (6,706,894)   $ (5,340,557)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 1,438,054       1,420,547       1,092,666
       Provision for doubtful accounts                                                 176,174          62,000         431,512
       Allowance to reduce inventory to lower of cost or market                       (315,645)        250,000          78,025
       Issuance of common stock in lieu of cash compensation                                 0         139,492         342,489
       Loss on sale of property and equipment                                                0          28,145           1,069
       Changes in related assets and liabilities, net of businesses acquired:
           Accounts receivable                                                        (900,018)      2,797,035      (2,472,752)
           Inventories                                                                 584,122         794,139      (1,948,281)
           Demonstration inventory                                                     568,877      (1,491,934)        (59,109)
           Prepaid expenses and other current assets                                   (73,230)        344,616        (197,925)
           Accounts payable                                                            991,498        (139,772)        815,555
           Accrued expenses                                                            339,554        (746,742)        196,400
           Deferred revenue                                                           (218,484)        289,483         139,955
                                                                                  ------------    ------------    ------------
              Net cash used in operating activities                                 (3,226,464)     (2,959,885)     (6,920,953)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for business acquisitions, net of cash acquired                                0      (3,668,131)        (62,946)
    Proceeds from sale of property and equipment                                             0          30,314          30,213
    Purchases of property and equipment                                               (400,230)       (418,304)       (623,625)
    Capitalized software development costs                                             (77,886)       (153,007)       (345,097)
    Other assets                                                                      (442,596)       (405,760)         43,632
                                                                                  ------------    ------------    ------------
              Net cash used in investing activities                                   (920,712)     (4,614,888)       (957,823)
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in notes payable and short-term borrowings, net                            (586,588)     (2,062,849)      1,433,986
    Proceeds from convertible debentures                                                     0       5,000,000               0
    Proceeds from exercise of stock options and warrants, net of related costs         264,676         298,865       8,848,077
    Proceeds from issuance of common stock, net of issuance costs                      650,139         109,424         568,194
    Proceeds from private placements financings, net of issuance costs               2,487,500       2,388,528               0
    Acquisition of treasury stock by INS                                                     0               0        (163,561)
                                                                                  ------------    ------------    ------------
              Net cash provided by financing activities                              2,815,727       5,733,968      10,686,696
                                                                                  ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           (62,727)       (101,623)        (74,361)
                                                                                  ------------    ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,394,176)     (1,942,428)      2,733,559

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         2,260,185       4,202,613       1,469,054
                                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $    866,009    $  2,260,185    $  4,202,613
                                                                                  ============    ============    ============

SUPPLEMENTARY DISCLOSURES:

    Interest paid                                                                 $    247,744    $    357,216    $    436,059
                                                                                  ============    ============    ============
    Income taxes paid                                                             $    180,000    $          0    $     10,483
                                                                                  ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

NONCASH INVESTING AND FINANCING ACTIVITIES:

    Conversion of debt to common stock                                            $  4,353,638    $  1,095,224    $    722,900
                                                                                  ============    ============    ============
    Common stock issued for products and services                                 $    650,139    $    600,009    $    874,108
                                                                                  ============    ============    ============

ACQUISITIONS OF BUSINESSES:

    Fair value of assets acquired                                                            0       9,540,923         396,282
    Cash paid                                                                                0      (3,685,128)        (78,318)
    Common stock and options issued                                                          0      (5,500,000)       (300,800)
                                                                                  ------------    ------------    ------------
              Liabilities assumed                                                 $          0    $    355,795    $     17,164
                                                                                  ============    ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

  1.  NATURE OF BUSINESS

      VSI Enterprises, Inc. and its wholly-owned subsidiaries (the "Company") were incorporated in Delaware in September 1988. The Company provides network multimedia products and services including videoconferencing systems, software, and service; design, installation, and integration of local and wide area computer networks; and commission-based reselling of telephone network services for telephone operating companies and related communication entities.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING ESTIMATES

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company, including all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS

      For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories primarily consist of videoconferencing system and integration services, components and parts and are valued at the lower of cost (first-in, first-out method) or market.

      DEMONSTRATION INVENTORY

      Demonstration inventory is stated at cost. Demonstration inventory allowance is provided for in amounts sufficient to reflect the asset at its estimated fair value.


      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on straight-line basis.

      GOODWILL

      The excess acquisition cost over the fair value of net assets of acquired businesses are amortized over 20 years on a straight-line basis. Accumulated amortization of goodwill was $802,584 and $309,846 at December 31, 1997 and 1996, respectively. Amortization charged to operations was $492,738, $156,784, and $44,799 for the years ended December 31, 1997, 1996, and 1995, respectively.


      SOFTWARE DEVELOPMENT COSTS

      All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,052,194 and $652,249 at December 31, 1997 and 1996, respectively. Amortization expense charged to operations was $399,945, $416,407 and $180,352 for the years ended December 31, 1997,
      1996 and 1995 respectively.


      INVESTMENTS

      The Company accounts for investments in entities in which it owns less than 20% under the cost method. At December 31, 1997 and 1996, other assets included $544,781 and

      $406,000, respectively, representing the Company's cost investment in Global Telemedix. Global Telemedix provides computer hardware and software to healthcare providers. At December 31, 1997, other assets also included $400,000, representing the Company's cost investment in Educational Video Conferencing ("EVC"). EVC acts as a marketing and technological bridge between higher education institutions and corporations. Investments are included in other long term assets in the accompanying consolidated balance sheets. At December 31, 1997 and 1996, receivables outstanding from Global Telemedix and EVC were approximately $250,000 and $0, respectively. Further, sales to Global Telemedix and EVC were approximately $1,038,000, $35,000 and $0 for the years ended December 31, 1997, 1996 and 1995 respectively.

      ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

      Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. Management believes long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

      FOREIGN CURRENCY TRANSLATION

      The asset and liability accounts of the Company's foreign subsidiaries are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Stockholders' equity is translated at historical rates. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

      Transaction gains and losses were not significant for any period presented.

      REVENUE RECOGNITION

      Revenue from sales of videoconferencing systems and related maintenance contracts on these systems are included in videoconferencing systems revenues. Revenue on system sales are recognized upon shipment. Revenue on maintenance contracts are recognized over the term of the related contract.

      System integration revenues include computer network design, installation and integration services and sales of related computer hardware. Revenues on integration services are recognized as services are performed. Integration hardware revenues are recognized upon shipment.

      Commission revenue from telephone network service sales are recognized upon receipt of order and when the Company has no further obligation related to the order.

      INCOME TAXES

      The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized. (Note 9)

      STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting

      Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the proforma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. (Note 8)

      NET LOSS PER SHARE

      In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share when different from basic. Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share gives effect to all potentially dilutive securities. There is no difference between basic loss per share and diluted loss per share for any period presented.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include cash and cash equivalents, notes payable and, in 1996, convertible debentures. Estimates of fair value of these instruments are as follows:

               CASH AND CASH EQUIVALENTS

               The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

               NOTES PAYABLE AND CONVERTIBLE DEBENTURES

               The carrying amount of the Company's notes payable and convertible debentures approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

      NEW ACCOUNTING PRONOUNCEMENTS

      During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning in fiscal 1998. The Company does not believe that these statements will significantly change its financial statement disclosures.

      RECLASSIFICATIONS

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

      TECHNOLOGICAL CHANGE AND NEW PRODUCTS

      The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionally and better picture quality at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market, will be a significant factor in the Company's ability to grow and to remain competitive. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

      DEPENDENCE ON THIRD PARTIES

      Substantially all of the Company's components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in price of one or more of these components or failure of a third-party supplier to remain competitive in functionality or price could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will not experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with the Company's anticipated new product line of videoconferencing systems could adversely affect the Company's business and operating results.

      FOREIGN SALES AND OPERATIONS

      International sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection and adverse tax consequences. Currency translation gains and losses on the conversion to United States dollars and international operations could contribute to fluctuations in the Company's results of operations. If for any reason exchange or price controls or other restrictions on the conversion or repatriation of foreign currencies were imposed, the Company's operating results could be adversely affected. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales and operations and, consequently, on the Company's operating results.

      COMPETITION

      Competition in the video communications market is intense. In the videoconferencing market, the Company's primary competitors are PictureTel Corporation and VTEL Corporation, each of which has greater resources and market share than those of the Company. The Company expects other competitors, some with significantly greater technical and financial resources, to enter the videoconferencing market. If the Company cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect the Company's results of operations.

  3.  MERGER AND ACQUISITIONS

      INS MERGER

      On June 25, 1996, the Company, through its wholly-owned subsidiary, INS Acquisition Co., issued 481,670 shares of its common stock in exchange for all of the outstanding common stock of Integrated Network Services, Inc. ("INS"). The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of INS for all periods prior to the merger. INS provides integration services for local and wide area networks.

      Separate results of operations for the periods prior to the merger are as follows for the years ending December 31, 1996 and 1995:


                                                                   1996               1995
                                                               ------------       ------------
       Revenue:
           VSI                                                 $ 12,709,224       $ 11,920,437
           INS                                                    4,346,723          8,530,521
                                                               ------------       ------------
           Combined                                            $ 17,055,947       $ 20,450,958
                                                               ============       ============
       Net (loss) earnings from continuing
           operations:
           VSI                                                 $ (5,992,477)      $ (4,592,340)
           INS                                                     (714,417)            23,966
                                                               ------------       ------------
            Combined                                           $ (6,706,894)      $ (4,568,374)
                                                               ============       ============
       Net (loss):
           VSI                                                 $ (5,992,477)      $ (4,592,340)
           INS                                                     (714,417)          (748,217)
                                                               ------------       ------------
           Combined                                            $ (6,706,894)      $ (5,340,557)
                                                               ============       ============

      ACQUISITIONS

      In October 1996, the Company acquired all of the outstanding common stock of Eastern Telecom, Inc. ("ETI") in exchange for 2,007,339 shares of VSI common stock, 127,754 options to purchase VSI common stock at less than $.01 per share and $3,500,000 in cash. The cash portion of the purchase was funded from the issuance of $5,000,000 of convertible debentures. The acquisition was valued at approximately $9,185,000 including acquisition costs of approximately $185,000. ETI is engaged in the selling of network services of telephone operating companies and long distance carriers.

      In April 1995, the Company acquired all of the outstanding common stock of cR Solutions, Inc. in exchange for 188,000 shares of VSI common stock. The transaction was valued at approximately $379,000, including acquisition costs of approximately $78,000. cR Solutions, whose name as changed to VSI Solutions, is engaged in the development of software for videoconferencing systems.

      The ETI and cR Solutions acquisitions were accounted for as purchases. Accordingly, the purchase prices were allocated to assets and liabilities based on their estimated fair values at the dates of acquisition. Results of operations of ETI and cR Solutions have been included in the consolidated financial statements from the respective date of each acquisition. Goodwill of approximately $9,000,000 related to the ETI purchase is being amortized on a straight-line basis over 20 years.

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

      Unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 are as follows:


                                                                   1996                1995
                                                                -----------        -----------
       Revenue                                                  $20,962,562        $25,068,972
       Net loss from continuing operations                       (5,906,652)        (3,364,029)
       Net loss                                                  (5,906,652)        (4,136,212)

       Net loss per common share from
         continuing operations                                  $      (.16)       $      (.10)
       Net loss per common share                                       (.16)              (.13)

  4.  DISCONTINUED OPERATIONS

      Subsequent to December 31,1995, INS discontinued the operations of its cable television system design and commercial personal computer distribution businesses. These operations are accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying consolidated statements of operations. Net sales, operating expenses, and other expenses for 1995 have been reclassified for amounts associated with the discontinued businesses.

      The loss on disposal of discontinued businesses, including provisions to reduce related assets to estimated net realizable value and estimated losses from operations during the disposal period, was $233,130. Summary operating results of discontinued operations, excluding the loss on disposal, is as follows for the year ended December 31, 1995:


                Revenue                                            $6,336,394
                Net loss from discontinued operations
                    (net of tax benefits of $236,000)                (539,053)


  5.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of December 31, 1997 and 1996:



                                                                                                        Estimated
                                                                   1997                   1996         Service Life
                                                              --------------        --------------     -------------
                Machinery and equipment                           $3,199,101            $3,095,859      3-10 years
                Furniture and fixtures                               668,132               475,068       10 years
                Leasehold improvements                               169,857                65,933        5 years
                                                              --------------        --------------
                                                                   4,037,090             3,636,860
                Less accumulated depreciation                      2,842,182             2,280,547
                                                              --------------        --------------
                                                                  $1,194,908            $1,356,313
                                                              ==============        ==============

      Certain property and equipment are pledged under financing arrangements. (Note 6)

      Depreciation expense charged to operations was approximately $561,635, $814,000, and $722,000 for the years ended December 31, 1997, 1996 and 1995, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of operation.

6.    NOTES PAYABLE AND SHORT-TERM BORROWINGS

      NOTES PAYABLE

      Notes payable consist of the following:


                                                                                         1997           1996
                                                                                     ----------      ----------

      VSI line of credit; provides for maximum borrowings of $4,000,000, limited to 80% of eligible accounts receivable, interest payable monthly at the prime rate plus 2% (10.5% at December 31, 1997); collateralized by accounts receivable, certain property and equipment and inventory of
      VSI.                                                                           $  905,684      $1,534,647

      INS line of credit; provides for maximum borrowings of $750,000, limited to 80% of eligible accounts receivable; interest payable monthly at the prime rate plus 3% (11.5% at December 31, 1997); collateralized by
      accounts receivable, property and equipment and inventory of INS.                 279,355         181,725

      ETI line of credit; provides for maximum borrowings of $1,500,000, limited to 80% of eligible accounts receivable; interest payable monthly at the prime rate plus 2% (10.5% at December 31, 1997); collateralized
      by accounts receivable, property and equipment and inventory of ETI.              210,543               0

      Note payable to bank of European subsidiary; interest payable monthly at 5%        26,785         315,278

      Other                                                                                   0           4,638
                                                                                     ----------      ----------
                                                                                     $1,422,367      $2,036,288
                                                                                     ==========      ==========

      In 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (the "Statement"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. At December 31, 1997 and 1996, the Company has recognized approximately $1,396,000 and $1,716,000 of accounts receivable financing, respectively, as notes payable in the accompanying balance sheets.

      During 1996, note agreements with directors were terminated. The remaining balances of these notes of $299,656 plus accrued interest of $37,457, were retired by the issuance of 244,817 common shares. Interest expense under notes due to directors totaled approximately $0, $16,000, and $71,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

      The common stock and common stock purchase warrants issued as consideration for the note agreements with the director have been accounted for as debt issue costs and are amortized on a straight-line basis over the terms of the agreements.

      SHORT-TERM BORROWINGS

      At December 31, 1997, the Company's foreign subsidiary had short-term borrowings which provided for maximum borrowings of approximately $219,000 and $570,000 at December 31, 1997 and 1996, respectively. These bank credit facilities are collateralized by the subsidiary's accounts receivable and inventory and bear interest at 8.75%. Outstanding borrowings under these agreements were $ 154,938 and $127,605 at December 31, 1997 and 1996, respectively.

  7.  CONVERTIBLE DEBENTURES

      In September 1996, the Company issued $5,000,000 of 5% convertible debentures, due in September 1999. The debentures were convertible into common stock at the lesser of the per share market price at the time of funding or 80% of the per share price of the common stock at the time of conversion. During 1997 and 1996, all convertible debentures amounting to $5,000,000 plus accrued interest of $111,749 were converted into 3,889,146 common shares. As of December 31, 1997, there were no outstanding convertible debentures.

  8.  STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

      STOCK OPTION PLANS

      The Company's board of directors has approved a stock option plan which covers up to 2,700,000 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock options transactions for each of the three years in the year ended December 31, 1997 are summarized below:


                                                1997                      1996                       1995
                                      ---------------------------------------------------------------------------
                                                     Weighted                  Weighted                  Weighted
                                                     Average                    Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                         Shares       Price        Shares        Price        Shares       Price
                                      -----------    --------     ---------    --------      ---------   --------
Outstanding, beginning of year          1,923,425      $1.63      1,936,967      $1.48       1,285,012     $1.01
   Granted                                336,000       1.55        550,954       2.27       1,002,646      2.01
   Exercised                             (252,754)      (.84)      (305,631)       .98        (298,533)     1.25
   Forfeited                             (103,202)      2.69       (258,865)      2.58         (52,158)     1.25
                                        ---------      -----      ---------      -----       ---------     -----
Outstanding, end of year                1,903,469       1.72      1,923,425      $1.63       1,936,967     $1.48
                                        =========      =====      =========      =====       =========     =====

      The following table summarizes information about stock options outstanding at December 31, 1997:


                 Options Outstanding                                  Options Exercisable
     ---------------------------------------------------------------------------------------------------
                                      Weighted
     Range of      Number              Average          Weighted            Number             Weighted
      Excise    Outstanding at        Remaining          Average        Exercisable at          Average
       Price    December 31,         Contractual        Exercise         December 31,          Exercise
                    1997             Life (Years)         Price              1997               Price
    ----------  --------------      --------------      ---------        --------------       ----------
    $0.47-0.94      397,667              6.7              $ .63             397,667             $0.63
    $1.06-1.94      944,002              7.8               1.45             632,170              1.45
    $2.13-2.81      336,854              8.0               2.35             194,854              2.35
    $3.63-4.31      224,946              8.1               3.88             122,466              3.88
                -----------         --------            -------          ----------           -------
                  1,903,469              7.6              $1.72           1,347,157             $1.72
                ===========         ========            =======          ==========           =======


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


                                                          1997               1996            1995
                                                       ------------     -------------    -------------
       Net loss                       As reported      $(5,817,366)      $(6,706,894)     $(5,340,557)
                                      Pro forma         (6,490,242)       (7,509,903)      (5,615,345)

       Net loss per common share      As reported      $      (.13)      $      (.18)     $      (.17)
                                      Pro forma               (.15)             (.21)            (.18)

      For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively; expected volatility of 88%, 110% and 100% risk-free interest rates of 5.9%-6.7%, 5.3%-6.6%
      and 5.8%-7.8% and expected lives of 3-7 years for all periods presented.

      WARRANTS

      In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 250,000 common stock purchase warrants were granted to a director at an exercise price of $0.40 per share. These warrants expire in July 2004.

      EMPLOYEE STOCK PURCHASE PLAN

      The Company has an employee stock purchase plan ("Plan") that provides for the sale of up to 300,000 shares of common stock to eligible employees. The purchase price for shares of common stock purchased pursuant to the Plan is the lesser of 85% of the fair market value of common stock on the first pay date or last pay date of each plan period. 146,612 and 44,477 shares of common stock were purchased by employees under this Plan for the years ended December 31, 1997 and 1996, respectively.

  9.  INCOME TAXES

      The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 1997 and 1996:


                                                                              1997                 1996
                                                                            ----------           ----------
                Deferred tax assets:
                    Operating loss carryforwards                            $7,700,000           $6,232,000
                    Nondeductible accruals and allowances                      758,000              359,000
                    Capitalized inventory costs                                147,000              151,000
                    Tax credit carryforwards                                    89,000               89,000
                    Other                                                      205,000              219,000
                                                                            ----------           ----------
                              Gross deferred tax assets                      8,899,000            7,050,000
                Deferred tax asset valuation allowance                      (8,689,000)          (6,883,000)
                                                                            ----------           ----------
                              Net deferred tax asset                           210,000              167,000
                                                                            ----------           ----------
                Deferred tax liabilities                                      (210,000)            (167,000)
                                                                            ----------           ----------
                              Net deferred tax                              $        0           $        0
                                                                            ==========           ==========

      Income tax expense for 1997 represents state income taxes associated with the operations of ETI and are calculated using the statutory rates applicable in the various states to which income has been apportioned. Income tax expense for 1995 represents income tax expense of INS and approximated income taxes as computed at the statutory rates for the separate pretax earnings of INS.

      At December 31, 1997, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $20,000,000 available to reduce future taxable income and approximately $89,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2012.

      The Company's European subsidiary has net operating loss carryforwards of approximately $3,000,000 that can be used to offset future taxable income. These carryforwards can be carried forward indefinitely. The resulting deferred income tax asset has been reduced to zero by a related valuation allowance.

      The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during calendar year 1993. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

  10. MAJOR CUSTOMERS

      Revenue from healthcare providers and related entities comprised approximately 10%, 25%, and 42% of consolidated revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Revenue from telephone operating companies and related communications entities comprised approximately 43%, 23%, and 18% of consolidated revenues for the years ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, accounts receivable from telephone operating companies and related communication entities comprised 44% and 46%, respectively, of consolidated receivables, and accounts receivable from health care providers comprised 7% and 17%, respectively of consolidated receivables.

      Sales to one customer accounted for approximately 27%, 14%, and 12% of consolidated sales for the years ended December 31, 1997, 1996, and 1995, respectively. Additionally, approximately 28% of consolidated accounts receivable at December 31, 1997 were from one customer; at December 31, 1996, approximately 43% of consolidated accounts receivable were from two customers, accounting for 31% and 12% of consolidated accounts receivable.

      Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The Company's customers are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

      The Company's operations are subject to rapid technological developments. Management periodically evaluates the realizability of its technology-related assets, including inventories, software development costs and goodwill. During the year ended December 31, 1997, the Company recorded approximately $2,111,000 of additional cost of videoconferencing systems related to the write down of certain inventories determined to be technologically obsolete. Management believes that no material impairment of remaining inventories and other assets exists at December 31, 1997. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.

11.   OPERATIONS BY SEGMENT

      The following table presents information regarding the Company's different geographical regions:


                                   For the Years Ended December 31,
                                   --------------------------------
                               1997             1996              1995
                          ------------------------------------------------
Revenue:
     United States        $ 18,996,899      $ 14,556,279      $ 17,723,799
     Europe                  2,768,282         2,499,668         2,727,159
                          ------------      ------------      ------------
                          $ 21,765,181      $ 17,055,947      $ 20,450,958
                          ============      ============      ============
Operating loss:
     United States        $ (5,510,144)     $ (5,721,928)     $ (2,501,593)
     Europe                    (37,812)         (727,356)       (1,375,682)
                          ------------      ------------      ------------
                          $ (5,547,956)     $ (6,449,284)     $ (3,877,275)
                          ============      ============      ============
Capital expenditures:
     United States        $    331,897      $    333,588      $    520,053
     Europe                     68,333            84,716           103,572
                          ------------      ------------      ------------
                          $    400,230      $    418,304      $    623,625
                          ============      ============      ============




                                December 31,
                                ------------
                             1997           1996
                         ---------------------------
Identifiable assets:
     United States       $22,002,184     $23,421,755
     Europe                  878,275       1,410,502
                         -----------     -----------
                         $22,880,459     $24,832,257
                         ===========     ===========

      The following table presents information regarding the Company's different industry segments:


                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                            1997                    1996
                                                        ------------------------------------
                Revenue:
                   Videoconferencing systems           $ 14,313,495            $ 15,506,666
                   Telephone network reselling            7,451,686               1,549,281
                                                       ------------            ------------
                                                       $ 21,765,181            $ 17,055,947
                                                       ============            ============
                Operating (loss) income:
                   Videoconferencing systems           $ (6,849,741)             (6,935,577)
                   Telephone network reselling            1,301,785                 486,293
                                                       ------------             -----------
                                                       $ (5,547,956            $ (6,449,284)
                                                       ============            ============
                Capital Expenditures:
                   Videoconferencing systems           $     98,096                 369,117
                   Telephone network reselling              302,134                  49,187
                                                       ------------             -----------
                                                       $    400,230            $    418,304
                                                       ============            ============
                Identifiable Assets
                   Videoconferencing systems           $ 11,348,173            $ 14,564,569
                   Telephone network reselling           11,532,286              10,267,688
                                                       ------------            ------------
                                                       $ 22,880,459            $ 24,832,257
                                                       ============            ============


      The Company acquired its telephone network reselling subsidiary in October 1996.

12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company leases office space and equipment under noncancelable operating leases expiring at various dates through February 2002. Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $572,000, $660,000, and $735,000, respectively. Approximate minimum annual future rental payments under the leases are as follows at December 31:



                         Year ending:

                             1998                                      $  432,000
                             1999                                         341,000
                             2000                                         328,000
                             2001                                         360,000
                             2002                                         216,000
                                                                       ----------
                                                                       $1,677,000
                                                                       ==========

      LITIGATION

      In January 1997, the Company together with an officer were named as defendants in a lawsuit filed by certain stockholders of the Company. The lawsuit, which purported to represent a class of stockholders, alleged that the defendants made certain misrepresentations and omissions in connection with certain disclosures about the Company. On August 18, 1997, a motion filed by the Company to dismiss the lawsuit was granted.

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13.   SUBSEQUENT EVENTS

      On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. Subject to acceptance by the Company, the Debenture purchaser may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20 day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

      In March 1998, VSI secured a working capital loan for approximately $2.0 million from AmTrade International Bank of Georgia. The loan is guaranteed by the Export-Import Bank of the United States, and is collateralized by a letter of credit from a VSI customer. Funds will be used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate is prime plus 2.5%. Repayment will be made through proceeds of the letter of credit, which will be applied first to the loan principal and interest, with the remaining amount remitted to VSI.

      In March 1998, Videoconferencing Systems, n.v., a wholly-owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to 20 million Belgium Francs or approximately $550,000, at an interest rate of prime plus 1%. The credit facility is secured by 550,000 shares of VSI Enterprises, Inc. common stock, held in escrow by Kredietbank, n.v.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information relating to directors and executive officers of the Company contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1998 annual meeting of shareholders scheduled to be held on May 19, 1998 is incorporated hereby by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information relating to executive compensation contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1998 annual meeting of shareholders scheduled to be held on May 19, 1998 is incorporated hereby by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information relating to security ownership of certain beneficial owners and management contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1998 annual meeting of shareholders scheduled to be held on May 19, 1998 is incorporated hereby by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1998 annual meeting of shareholders scheduled to be held on May 19, 1998 is incorporated hereby by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       1.   Financial Statements.

         The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

         Report of Independent Public Accountants

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1997 and December 31,
         1996

         Consolidated Statements of Operations for Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

         The following financial statement schedule of VSI Enterprises, Inc. for the years ended December 31, 1997, 1996 and 1995 is included pursuant to Item 8:

         Report of Independent Public Accountants............................S-1
         Report of Independent Certified Public Accountants on Schedule II...S-2
         Schedule II       Valuation and Qualifying Accounts.................S-3

         3.   Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"),
(ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1");
(vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (referred to as "1996 10-K"); and (xi) the Company's Form S-8 Registration Statement (File No. 333-18239, referred to as "S-8").


           EXHIBIT NO.  DESCRIPTION OF EXHIBIT



            *3.1            Certificate of Incorporation, including
                            Certificate of Stock Designation dated September
                            25, 1990, and amendments dated December 26, 1990,
                            August 19, 1991 and October 17, 1991 (S-18 No. 3,
                            Exhibit 3-1)

             3.2            Amended and Restated Bylaws of the Registrant

            *3.3            Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993
                            (1992 10-Q)

            *3.6            Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995
                            (1994 10-K)

            *3.7            Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995
                            (1995 10-K)

            *3.8            Certificate of Amendment to Certificate of Incorporation filed on April 21, 1997 (1997
                            10-Q, Exhibit 3.1.1)

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

           *10.5            1995 Performance Warrant Plan (S-8, Exhibit 4.1)

            10.6            Employment Agreement dated August 4, 1997, by and between
                            the Registrant and Judi North

           *10.15           1994 Employee Stock Purchase Plan (1994 10-K)

           *21.1            Subsidiaries of the Registrant (1996 10-K)

            23.1            Consent of Arthur Andersen LLP

            23.2            Consent of Grant Thornton LLP

            27.1            Financial Data Schedule (SEC use only)

     (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of VSI Enterprises, Inc.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and have issued our report thereon dated March 18, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 hereon is the responsibility of management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data for the year ended December 31, 1997 as required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
March 18, 1998

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                                  SCHEDULE II




To the Board of Directors and Stockholders of VSI Enterprises, Inc.

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

     We have previously audited and reported on Schedule II of VSI Enterprises, Inc. and subsidiaries for the year ended December 31, 1995 prior to its restatement for the 1996 pooling of interests with Integrated Network Services, Inc. (INS). Separate financial statements of INS included in the restated consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995 were audited and reported on separately by other auditors.

     We have also audited the combination of Schedule II for the year ended December 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such schedule has been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.


/s/ Grant Thornton LLP
Atlanta, GA
February 21, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                           BALANCE AT     CHARGED TO                    BALANCE AT
                                            BEGINNING     COSTS AND      DEDUCTIONS      END OF
DESCRIPTION                                 OF PERIOD      EXPENSES      DESCRIBE(1)     PERIOD
                                           -----------   -----------     -----------   ----------
Year ended December 31, 1997
 Reserve for obsolete inventory            $  494,200    $  557,060      $ 873,025     $ 178,235
 Reserve for doubtful accounts receivable     271,000       332,633        156,459       447,174

Year ended December 31, 1996
 Reserve for obsolete inventory               244,000       250,000             --       494,200
 Reserve for doubtful accounts receivable     658,402       (28,558)       358,844       271,000

Year ended December 31, 1995
 Reserve for obsolete inventory               166,200        78,000             --       244,200
 Reserve for doubtful accounts receivable     349,832       431,512        122,942       658,402

(1) Obsolete items which have been disposed as bad debt write offs.
Column C-2 "Charged to other accounts" has been omitted as the response is "none".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           VSI  ENTERPRISES,  INC.

                                           By: /s/ Julia B. North
                                              ----------------------------
Date:  March 20, 1998                         Julia B. North, President & CEO



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.



         Signature                     Title                          Date
         ---------                     -----                          ----
/s/ Richard K. Snelling        Chairman of the Board             March 20, 1998
-----------------------
Richard K. Snelling

/s/ Julia B. North             President and                     March 20, 1998
------------------             Chief Executive Officer
Julia B. North


/s/ E. Anthony Godfrey         Chief Financial Officer           March 20, 1998
----------------------          and Secretary
E. Anthony Godfrey             (Principal Financial and
                                 Accounting Officer)


/s/ Carleton A. Brown          Director                          March 20, 1998
---------------------
Carleton A. Brown

/s/ Larry M. Carr              Director                          March 20, 1998
-----------------
Larry M. Carr

/s/ Edward S. Redstone         Director                          March 20, 1998
------------------------
Edward S. Redstone

                                 EXHIBIT INDEX

                                    EXHIBIT

                                     NUMBER

                       DESCRIPTION OF EXHIBIT SEQUENTIAL

PAGE NO.

 3.2              Amended and Restated Bylaws of the Registrant
10.6              Employment Agreement, dated August 4, 1997, by and between the Registrant and Judi North
23.1              Consent of Arthur Andersen LLP
23.2              Consent of Grant Thornton LLP
27.1              Financial Data Schedule (for SEC use only)
27.2              Financial Data Schedule Restated for the Period Ended December 31, 1996 (for SEC use only)