Form 10-Q
period 1998-03-31
VSI ENTERPRISES INC
filed 1998-05-15
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                YES    X                                   NO
                     -----                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
       CLASS OF SECURITIES                              MAY 15, 1998
COMMON STOCK, $.00025 PAR VALUE                          47,171,668


--------------------------------------------------------------------------------

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


                                                                                                 Page No.
                                                                                                 --------
             FINANCIAL INFORMATION
             Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
             March 31, 1998 and December 31, 1997............................................        3

             Condensed Consolidated Statements of Operations
             Three Months Ended March 31, 1998 and 1997......................................        4

             Condensed Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1998  and 1997.....................................        5

             Notes to Condensed Consolidated Financial Statements............................        6

PART I.      Item 2.  Management's Discussion and Analysis of Financial                              8
             Condition and Results of Operations:

             Financial Condition.............................................................        8
             Results of Operations...........................................................        8
             Liquidity and Sources of Capital................................................        9

PART II.     Item 2. Changes in Securities and Use of Proceeds...............................        12
             Item 6.  Exhibits and Reports on Form 8-K.......................................        12

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     March 31,          December 31,
                                                                       1998                1997
                                                                   (Unaudited)
----------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents                                    $    995,740         $    866,009
      Accounts receivable, net                                        5,034,874            6,142,936
      Inventories, net                                                3,793,975            2,541,754
      Rental and demonstration inventory, net                           836,553              990,054
      Prepaid expenses                                                  268,196              438,665
                                                                   ------------         ------------

Total current assets                                                 10,929,338           10,979,418
                                                                   ------------         ------------

Property and equipment, net                                           1,225,236            1,194,908
Software development costs, net                                         544,352              658,052
Goodwill, net                                                         8,897,530            9,020,715
Other assets, net                                                     1,059,888            1,027,366
                                                                   ------------         ------------

                                                                   $ 22,656,344         $ 22,880,459
                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $  3,802,432         $  3,401,547
     Bank credit facilities                                             132,808              154,938
     Notes payable                                                      535,508            1,422,367
     Accrued expenses                                                 1,739,195            1,803,506
     Deferred revenue                                                   696,990              507,177
                                                                   ------------         ------------

Total current liabilities                                             6,906,933            7,289,535

Convertible Debentures (Note 4)                                       2,775,000                    0

Commitments and Contingencies

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares of
             $.00025 par value; issued and outstanding
             47,171,668 and 46,184,970 shares, respectively              11,793               11,546
     Paid-in capital                                                 46,286,869           45,976,291
     Accumulated deficit                                            (32,846,289)         (29,941,875)
     Cumulative translation adjustment                                 (477,962)            (455,038)
                                                                   ------------         ------------

Total Stockholders' Equity                                           12,974,411           15,590,924
                                                                   ------------         ------------

                                                                   $ 22,656,344         $ 22,880,459
                                                                   ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended
                                                                March 31,
                                                        1998                1997
                                                    (Unaudited)         (Unaudited)
-----------------------------------------------------------------------------------
Revenue                                             $ 2,858,923         $ 5,506,416

Costs and expenses
     Cost of revenue                                  2,053,209           2,734,323
     Selling, general and administrative              3,366,334           3,607,377
     Research & development                             205,647             284,501
                                                    -----------         -----------

           Total costs and expenses                   5,625,190           6,626,201
                                                    -----------         -----------

           Loss from operations                      (2,766,267)         (1,119,785)

Other expenses                                          138,147             101,671
                                                    -----------         -----------

Net loss from operations before income taxes         (2,904,414)         (1,221,456)
                                                    -----------         -----------

Income tax provision                                          0              21,784
                                                    -----------         -----------

Net loss attributable to common stockholders,
basic and diluted                                   $(2,904,414)        $(1,243,240)
                                                    ===========         ===========


Net loss per common share, basic and diluted        $     (0.06)        $     (0.03)
                                                    ===========         ===========

Weighted average shares outstanding                  46,500,933          40,639,919
                                                    ===========         ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended March 31,
                                                                            1998               1997
                                                                         (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                         $(2,904,414)        $(1,243,240)
       Adjustments to reconcile net loss to net
              cash used in operating activities:
              Depreciation and amortization                                 466,136             283,014
              Allowance to reduce inventory to lower
                      of cost or market                                      40,427             105,225
              Allowance for doubtful accounts                               285,977             (79,379)
              Changes in operating assets and liabilities:
                      Accounts receivable                                   822,085            (613,307)
                      Inventories                                        (1,292,648)             98,084
                      Rental and demonstration inventory                      7,126             (12,817)
                      Prepaid expenses and other assets                     170,469             (73,244)
                      Accounts payable                                      681,570             326,461
                      Accrued expenses                                      (64,310)              4,785
                      Deferred revenue                                      189,812             (18,229)
                                                                        -----------         -----------

                      Net cash used by operating activities              (1,597,770)         (1,222,647)
                                                                        -----------         -----------

Cash flows from investing activities:
       Purchases of property and equipment                                 (113,204)           (136,076)
       Other assets                                                         (32,522)            (51,530)
       Capitalized software development costs                                     0             235,018
                                                                        -----------         -----------

                      Net cash used/provided by investing activities       (145,726)             47,412
                                                                        -----------         -----------

Cash flows from financing activities:
       Net borrowings (payments) on notes payable                          (886,859)            104,054
       Net borrowings (payments) on short term credit facilities            (22,130)            (75,763)
       Proceeds from exercise of stock options
          and stock purchase plan                                            30,140                  --
       Proceeds from private placements net of
           issuance costs                                                 2,775,000                  --
                                                                        -----------         -----------

                    Net cash provided by financing activities             1,896,151              28,291
                                                                        -----------         -----------

       Effect of exchange rate changes on cash                              (22,924)            (61,985)

Increase (decrease) in cash and cash equivalents                            129,731          (1,208,929)
Cash and cash equivalents at beginning of the period                        866,009           2,260,185
                                                                        -----------         -----------

Cash and cash equivalents at end of the period                          $   995,740         $ 1,051,256
                                                                        ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1997 Annual Report on Form 10-K, as filed with the SEC on March 25, 1998.

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company, including all wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - NET INCOME (LOSS) PER SHARE OF COMMON STOCK

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. There is no difference between basic net income
(loss) per share and diluted net income (loss) per share for any period presented.

NOTE 4 - CONVERTIBLE DEBENTURES

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. Proceeds were $3,000,000 less debt issuance costs of $225,000. Subject to acceptance by the Company, the Debenture holder may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. On February 19, 1998, the Company placed in an escrow account 4,000,000 shares of Common Stock. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. Management believes long-lived assets in the accompanying condensed consolidated balance sheet are appropriately valued.

NOTE 6 - SEGMENT REPORTING

During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. Interim period reporting is not required in the initial year of adoption. Management does not believe that this statement will significantly change its financial statement disclosures.


NOTE 7 - COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended March 31, 1998 and 1997, total comprehensive loss was approximately $2,927,000 and $1,305,000 million, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY

In February and March of 1998, the Company issued a total of 950,000 shares of common stock to two vendors in exchange for products and services.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1997, the Company's total assets decreased less than 1% to $22,656,344. A $1,252,221, or about 49%, increase in inventories during the first quarter was partially offset by an $1,108,062, or about 18%, decrease in accounts receivable, net. The increase in inventories primarily consisted of parts used to build, during the first quarter, a $2,600,000 order for a customer in China. This order is being shipped during the month of May. The decrease in accounts receivable, net, was primarily due to customer-requested delays in the shipment of about $3,100,000 in videoconferencing system orders.

Current liabilities as of March 31, 1998 were $6,906,933, a decrease of $382,602, or about 5%, from December 31, 1997. The decrease was primarily due to the repayment of notes payable (reduced by $886,859, or about 62%). Partially offsetting this decrease was an increase in account payable of $400,885, or about 12%, due to purchase of inventory related to the China order.

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. Subject to acceptance by the Company, the Debenture holder may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

Additionally, at the request of the Debenture holder, the Company on February 19, 1998 issued 4,000,000 shares of VSI Common Stock, which are being held in escrow by a third party. As Debentures are converted into shares of VSI Common Stock, the number of shares held in escrow will be reduced by an identical amount.

In April 1998, VSI entered into a working capital loan agreement for approximately $2,000,000 with AmTrade International Bank of Georgia ("AmTrade"). The loan is guaranteed by the Export-Import Bank of the United States, and is collateralized by a letter of credit from a VSI customer. Funds are being used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate is prime plus 2.5%. Repayment will be made through proceeds of the letter of credit, which will be applied first to the loan principal and interest, with the remaining amount remitted to VSI. As of May 14, 1998, approximately $1,454,000 was owed to AmTrade.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 were $2,858,923, a decrease of about 48% from the revenues of $5,506,416 recorded for the three months ended March 31, 1997. The decrease was due primarily to customer-requested delays of about $3,100,000 in videoconferencing orders, including a $2,600,000 order to China being shipped during the month of May, and lower commissions from telephone network reselling at wholly-owned subsidiary Eastern Telecom, Inc.
(ETI), primarily resulting from lower commission rates and higher than anticipated chargebacks for disconnections and cancellations.

The Company's backlog of purchase orders at March 31, 1998 was $10.2 million, the largest in the Company's history.

Gross margin as a percentage of revenues for the three months ended March 31, 1998 was about 28%, down from the 50% gross margin for the three months ended March 31, 1997. The decrease was primarily due to a decline in higher margin commissions from telephone network reselling at ETI.

Selling, general and administrative expenses for the three months ended March 31, 1998 were $3,366,334, a decrease of $241,043, or about 7%, over the three months ended March 31, 1997.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended March 31, 1998, the Company's research and development expenses were $205,647, a decrease of about 28% over the three month period ended March 31, 1997. The decrease was primarily due to the completion of initial development of a new product, introduced in mid-1997. At March 31, 1998, the balance in software development costs was $544,352, a 17% decrease as compared to the $658,052 capitalized as of December 31, 1997.

Non-operating expenses for the three-month period ended March 31, 1998 were $138,147, an increase of $36,476, or about 36%, from the three month period ended March 31, 1997. This increase was primarily due to increased costs associated with the Company's secured credit facilities and convertible debentures.

LIQUIDITY AND SOURCES OF CAPITAL

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures"), the proceeds of which were utilized for working capital proposes. Subject to acceptance by the Company, the Debenture purchaser may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

As of March 31, 1998, the Company had cash and cash equivalents of $995,740. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company may require additional financing in 1998. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.


Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At March 31, 1998, no amounts were outstanding to Fidelity Funding under the credit facility.

In April 1998, VSI entered into a working capital loan agreement for approximately $2,000,000 with AmTrade International Bank of Georgia. The loan is guaranteed by the Export-Import Bank of the United States, and is collateralized by a letter of credit from a VSI customer. Funds will be used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate is prime plus 2.5%. Repayment will be made through proceeds of the letter of credit, which will be applied first to the loan principal and interest, with the remaining amount remitted to VSI. At May 14, 1998, approximately $1,454,000 was owed to AmTrade under the credit facility.

ETI

In October 1997 VSI Network Solutions, Inc. (d/b/a Eastern Telecom, or ETI), a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Foothill Capital Inc. This credit facility provides ETI with up to $1,500,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI. At March 31, 1998, approximately $272,000 was owed to Foothill Capital.

INS

In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of INS. At March 31, 1998, approximately $193,000 was owed to Presidential Financial Corporation.

VSI n.v.

In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of prime plus 1%. The credit facility is secured by 550,000 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At March 31, 1998, approximately $53,000 was owed to Kredietbank, n.v.

At March 31, 1998, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $100,000, of which approximately $80,000 was outstanding at that time.

ACCUMULATED DEFICIT

 As of March 31, 1998, the Company had an accumulated deficit of $32,846,289, of which $2,904,414 was realized in the three months ended March 31, 1998. The Company believes that given its highest ever purchase order backlog, recent debt financing for working capital purposes, several revolving credit facilities and recent management changes, the Company will continue to aggressively compete in the global videoconferencing and multimedia marketplace.

YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software. Expenditures for the Year 2000 project will be expensed as incurred and are not expected to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

NEW ACCOUNTING PRONOUNCEMENT

See Notes 6 and 7 to Condensed Consolidated Financial Statements.

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

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During February and March of 1998, the Company issued 950,000 shares of common stock to two vendors in exchange for products and services.

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. Subject to acceptance by the Company, the Debenture holder may purchase an additional $2,000,000 of Debentures on or before May 24, 1998. The Debentures are convertible into shares of common stock of the Company at the option of the holder, as follows: 33-1/3% commencing on May 24, 1998; 66-2/3% commencing on June 23, 1998; and 100% commencing on July 23, 1998. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibit is filed with this report:

     27.1     Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VSI ENTERPRISES, INC.




Date:   May 15, 1998                /s/ Julia B. North
     -------------------            -----------------------------------
                                    President & Chief Executive Officer






                                    /s/ E. Anthony Godfrey
                                    -----------------------------------
                                    Chief Financial Officer & Secretary