Form 10-Q
period 1998-06-30
VSI ENTERPRISES INC
filed 1998-08-13
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                     YES    X                       NO
                           ---                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
       CLASS OF SECURITIES                               AUGUST 11, 1998

COMMON STOCK, $.00025 PAR VALUE                               48,248,224

--------------------------------------------------------------------------

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


             FINANCIAL INFORMATION                                                              Page No.
                                                                                                --------
PART I.      Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
             June 30, 1998 and December 31, 1997.............................................        3

             Condensed Consolidated Statements of Operations
             Three Months and Six Months Ended June 30, 1998 and 1997........................        4

             Condensed Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1998  and 1997........................................        5

             Notes to Condensed Consolidated Financial Statements............................        6

             Item 2.  Management's Discussion and Analysis of Financial                              9
             Condition and Results of Operations:

             Financial Condition.............................................................        9
             Results of Operations...........................................................        9
             Liquidity and Sources of Capital................................................        11

PART II.     Item 4.  Submission of Matters to a Vote of Security Holders.....................       14
             Item 5.  Other Matters .........................................................        14
             Item 6.  Exhibits and Reports on Form 8-K.......................................        14

CONSENSED CONSOLIDATED BALANCE SHEETS
VSI Enterprises, Inc. and subsidiaries

                                                                              June 30,               December 31,
                                                                                1998                     1997
                                                                            (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
      Cash and cash equivalents                                            $  2,141,262               $    866,009
      Accounts receivable, net                                                5,931,960                  6,142,936
      Inventories, net                                                        3,272,930                  2,541,754
      Rental and demonstration inventory, net                                   642,576                    990,054
      Prepaid expenses                                                          232,681                    438,665
                                                                           ------------               ------------

Total current assets                                                         12,221,409                 10,979,418
                                                                           ------------               ------------

Property and equipment, net                                                   1,315,349                  1,194,908
Goodwill, net                                                                 8,774,346                  9,020,715
Software development costs, net                                                 439,865                    658,052
Other assets                                                                  1,250,979                  1,027,366
                                                                           ------------               ------------

                                                                           $ 24,001,948               $ 22,880,459
                                                                           ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                         $  1,814,518               $  1,422,367
     Bank credit facilities                                                      63,524                    154,938
     Accounts payable                                                         3,873,486                  3,401,547
     Accrued expenses                                                         1,719,535                  1,803,506
     Deferred revenue                                                         1,094,549                    507,177
                                                                           ------------               ------------

Total current liabilities                                                     8,565,612                  7,289,535

Convertible Debentures                                                        2,918,588                          0

Stockholders' Equity:
     Common stock, authorized 60,000,000 shares of
             $.00025 par value; issued and outstanding
             47,416,754 and 45,822,505 shares, respectively                      11,854                     11,546
     Additional paid-in capital                                              47,125,431                 45,976,291
     Accumulated deficit                                                    (34,176,167)               (29,941,875)
     Cumulative translation adjustment                                         (443,370)                  (455,038)
                                                                           ------------               ------------

Total Stockholders' Equity                                                   12,517,748                 15,590,924
                                                                           ------------               ------------

                                                                           $ 24,001,948               $ 22,880,459
                                                                           ============               ============

                   See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and subsidiaries

                                                       Six Months Ended                   Three Months Ended
                                                          June 30,                              June 30,
                                                  1998              1997                1998                1997
                                               (Unaudited)       (Unaudited)         (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenue                                       $ 10,125,912       $ 11,757,921          7,266,990       $  6,251,505

Costs and expenses
     Cost of revenue                             6,266,236          5,623,599          4,213,027          2,889,276
     Selling, general and administrative         6,847,962          7,198,424          3,481,635          3,591,048
     Research & development                        409,594            540,037            203,940            255,536
                                              ------------       ------------       ------------       ------------

           Total costs and expenses             13,523,792         13,362,060          7,898,602          6,735,860
                                              ------------       ------------       ------------       ------------

           Loss from operations                 (3,397,880)        (1,604,139)          (631,612)          (484,355)

Amortization of debt discount                     (448,000)                 0           (448,000)                 0
Amortization of debt issuance costs                (37,500)                 0            (37,500)                 0
Other expenses                                    (350,912)          (127,001)          (212,767)           (25,330)
                                              ------------       ------------       ------------       ------------

Net loss before income taxes                    (4,234,292)        (1,731,140)        (1,329,879)          (509,685)
                                              ------------       ------------       ------------       ------------

Income tax (provision) benefit                           0            (59,885)                 0            (38,101)
                                              ------------       ------------       ------------       ------------

Net Loss                                      $ (4,234,292)      $ (1,791,025)        (1,329,879)      $   (547,786)
                                              ============       ============       ============       ============


Net loss per common share                     $      (0.09)      $      (0.04)             (0.03)      $      (0.01)
                                              ============       ============       ============       ============

Weighted average shares outstanding             46,855,974         41,955,001         47,207,112         43,260,163
                                              ============       ============       ============       ============


            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and subsidiaries

                                                                            Six months ended June 30,
                                                                            1998               1997
                                                                        (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                         $(4,234,292)      $(1,791,025)
       Adjustments to reconcile net loss to net
              cash used in operating activities:
              Depreciation and amortization                               1,485,727         1,033,531
              Changes in operating assets and liabilities:
                      Accounts receivable                                   210,977        (2,362,436)
                      Inventories                                          (807,603)          (17,571)
                      Rental and demonstration inventory                    243,872            98,109
                      Prepaid expenses and other assets                     205,983          (586,124)
                      Accounts payable                                      471,939           282,550
                      Accrued expenses                                      (83,970)          375,814
                      Deferred revenue                                      587,372           226,340
                                                                        -----------       -----------

                      Net cash used by operating activities              (1,919,995)       (2,740,812)
                                                                        -----------       -----------

Cash flows from investing activities:
       Purchases of property and equipment                                 (476,077)         (256,967)
       Change in other assets                                               (36,114)          (71,904)
       Capitalized software development costs                                     0           (31,635)
                                                                        -----------       -----------

                      Net cash used by investing activities                (512,191)         (360,506)
                                                                        -----------       -----------

Cash flows from financing activities:
       Net borrowings / (payments) on notes payable                         392,151            12,264
       Net borrowings / (payments) on short term credit facilities          (91,414)          (46,587)
       Proceeds from issuance of common stock in connection
           with debt and vendor agreements                                  436,000           538,991
       Proceeds from exercise of stock options, warrants
          and stock purchase plan                                           184,035           114,780
       Proceeds from private placements net of
           issuance costs                                                 2,775,000         1,037,227
                                                                        -----------       -----------

                    Net cash provided by financing activities             3,695,772         1,656,675
                                                                        -----------       -----------

       Effect of exchange rate changes on cash                               11,668           (86,916)

Increase (decrease) in cash and cash equivalents                          1,275,253        (1,531,561)
Cash and cash equivalents at beginning of the period                        866,009         2,260,185
                                                                        -----------       -----------

Cash and cash equivalents at end of the period                          $ 2,141,262       $   728,624
                                                                        ===========       ===========


            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1997 Annual Report on Form 10-K, as filed with the SEC on March 25, 1998.

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 4 - CONVERTIBLE DEBENTURES

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. Proceeds were $3,000,000, less debt issuance costs of $225,000. In addition, the Company issued 37,500 common stock purchase warrants to the holder of the Debentures and 37,500 warrants to an agent involved in the transaction. The warrants, which expire on February 23, 2003, entitle the holder to purchase one common share of the common stock of the Company at the price of $2.50.

The Debentures are convertible into shares of common stock of the Company at the option of the holder. Any conversion shall be the lesser of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. On February

19, 1998, the Company placed in an escrow account 4,000,000 shares of Common Stock. As Debentures are converted, the shares in escrow will be reduced by the same amount. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

In accordance with SEC requirements, $529,000 of the debt issuance proceeds has been allocated to additional paid in capital in the accompanying balance sheet, to recognize the beneficial conversion feature of the Debentures. Debt issuance costs are included in "Other assets" in the accompanying balance sheet and are being amortized over the stated term of the debt, 24 months.

The debt discount resulting from the beneficial conversion feature of the Debentures is being amortized to interest expense during the vesting period of the conversion feature. During the quarter ended June 30, 1998, $448,000 of this debt discount was charged to interest expense. The remaining $81,000 will be recognized in the third quarter of 1998 when the debt becomes fully convertible.

At June 30, 1998, no Debentures had been converted. On July 11, 1998, $500,000 of Debentures (plus an additional $7,976.06 of accrued interest) were converted at the request of the Debenture holder into 831,475 shares of VSI Common Stock. The remaining balance of Debentures is $2,500,000.

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

NOTE 6 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of the transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance.

The Company has not yet quantified the impact of adopting SFAS No .133 on its financial statements and has not determined the timing of or method of its adoption of the Statement. The adoption of SFAS No. 133 is not expected to have a material impact on earnings or other comprehensive income. However, changes in the Company's derivative instruments and hedging activities could increase volatility in earnings and other comprehensive income.

NOTE 7 - COMPREHENSIVE INCOME

 In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended June 30, 1998 and 1997, total comprehensive loss was approximately $1,318,000 and $635,000, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive loss was approximately $4,223,000 and $1,878,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 1998, the Company issued a total of 950,000 shares of common stock to two vendors in exchange for products and services. The issuances took place in the months of February and March.

NOTE 10 - STOCK OPTIONS AND WARRANTS

At the annual meeting in May, the Company's shareholders approved an amendment to the Company's 1991 Stock Option Plan that increased the number of shares of Common Stock available for grant thereunder from 2,762,057 shares to 3,662,057 shares.

On February 23, 1998, in conjunction with the issuance of $3,000,000 of 5% Convertible Debentures, the Company issued 37,500 common stock purchase warrants to the holder of the Debentures and 37,500 warrants to an agent involved in the transaction. The warrants, which expire on February 23, 2003, entitle the holder to purchase one common share of the common stock of the Company at the price of $2.50.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1997, the Company's total assets increased approximately 5% to $24,001,948. A $1,275,253, or approximately 147%, increase in cash and a $731,176, or approximately 29%, increase in inventories accounted for most of the amount. Partially offsetting the increase were large decreases in rental and demonstration inventory (down approximately 35%), prepaid expenses (down approximately 47%) and software development costs (down approximately 33%).

Current liabilities as of June 30, 1998 were $8,565,612, an increase of $1,276,077, or approximately 18%, from December 31, 1997. The increase was primarily due to an increase of $587,372, or approximately 116%, of deferred revenue comprised primarily of extended service contracts from videoconferencing customers. Notes payable also increased by approximately 28%, as the Company utilized to a greater extent its accounts receivable financing sources, and accounts payable increased by approximately 14%, due to the purchase of videoconferencing system components used in the delivery of orders received late in the second quarter.

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. The Debentures are convertible into shares of common stock of the Company at the option of the holder. Any conversion shall be the lessor of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

Additionally, at the request of the Debenture holder, the Company on February 19, 1998 issued 4,000,000 shares of VSI Common Stock, which are being held in escrow by a third party. As Debentures are converted into shares of VSI Common Stock, the number of shares held in escrow will be reduced by an identical amount. At June 30, 1998, no debentures had been converted. On July 11, 1998, $500,000 of debentures (plus an additional $7,976.06 of accrued interest) were converted at the request of the Debenture holder into 831,475 shares of VSI Common Stock. The remaining balance of Debentures is $2,500,000.

In April 1998, VSI entered into a working capital loan agreement for approximately $2,000,000 with AmTrade International Bank of Georgia ("AmTrade"). The loan was guaranteed by the Export-Import Bank of the United States, and was collateralized by a letter of credit from a VSI customer. Funds were used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate was prime plus 2.5%. On June 18, 1998, the full amount of the loan proceeds, interest and fees was repaid to AmTrade.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 were $7,266,990, an increase of approximately 16% from the revenues of $6,251,505 recorded for the three months ended June 30, 1997. The increase was due primarily to the shipment of several large videoconferencing orders, including a $2.6 million order to a customer in China, and increased orders in such niche markets as video arraignment and distance education.

The Company's backlog of purchase orders at June 30, 1998 was approximately $5.1 million, compared to approximately $3.3 million at June 30, 1997.

Gross margin as a percentage of revenues for the three months ended June 30, 1998 was approximately 42%, as compared to approximately 54% for the three months ended June 30, 1997. The decrease was primarily due to higher than usual sales of lower margin videoconferencing products (especially a $2.6 million order to a customer in China).

Selling, general and administrative expenses for the three months ended June 30, 1998 were $3,481,635, a decrease of $109,413, or approximately 3%, over the three months ended June 30, 1997. The decrease was primarily due to a reduction in workforce.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended June 30, 1998, the Company's research and development expenses were $203,940, a decrease of approximately 20% over the three month period ended June 30, 1997. The decrease was primarily due to the completion of initial development of a new product introduced in mid-1997. At June 30, 1998, the balance in software development costs was $439,865, an approximately 33% decrease as compared to the $658,052 capitalized as of December 31, 1997.

Non-operating expenses for the three-month period ended June 30, 1998 were $698,267, an increase of $672,937 from the three month period ended June 30, 1997. This increase was primarily due to increased expenses associated with the Company's convertible debentures, working capital loan with AmTrade International Bank and secured credit facilities.

In accordance with SEC requirements, $529,000 of the debt issuance proceeds has been allocated to additional paid in capital in the accompanying balance sheet, to recognize the beneficial conversion feature of the Debentures. Debt issuance costs are included in "Other assets" in the accompanying balance sheet and are being amortized over the stated term of the debt, 24 months.

The debt discount resulting from the beneficial conversion feature of the Debentures is being amortized to interest expense during the vesting period of the conversion feature. During the quarter ended June 30, 1998, $448,000 of this debt discount was charged to interest expense. The remaining $81,000 will be recognized in the third quarter of 1998 when the debt becomes fully convertible.

Net losses for the three month period ended June 30, 1998 were $1,329,879, or approximately 18% of revenue, as compared to $547,786, or approximately 9% of revenue, for the three month period ended June 30, 1997. The increase in losses was due to higher than usual sales of lower margin videoconferencing products (especially a $2.6 million order to a customer in China), and to $485,500 in amortization of debt discount and debt issuance costs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 were $10,125,912, a decrease of approximately 14% from the revenues of $11,757,921 recorded for the six months ended June 30, 1997. The decrease was due primarily to customer-requested delays, at the end of the second quarter, of approximately $500,000 in videoconferencing orders, and lower commissions during the three months ended March 31, 1998 from telephone network reselling at wholly-owned subsidiary Eastern Telecom, Inc. (ETI). Those lower commissions primarily resulted from lower commission rates and higher than anticipated chargebacks for disconnections and cancellations during the first quarter of 1998.

The Company's backlog of purchase orders at June 30, 1998 was approximately $5.1 million, compared to approximately $3.3 million at June 30, 1997.

Gross margin as a percentage of revenues for the six months ended June 30, 1998 was approximately 38%, as compared to approximately 52% for the six months ended June 30, 1997. The decrease was primarily due to higher than usual sales of lower margin videoconferencing products, and a decline in higher margin commissions from telephone network reselling at ETI.

Selling, general and administrative expenses for the six months ended June 30, 1998 were $6,847,962, a decrease of $350,462, or approximately 5%, over the six months ended June 30, 1997. The decrease was primarily due to a reduction in workforce.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the six month period ended June 30, 1998, the Company's research and development expenses were $409,594, a decrease of approximately 24% over the six month period ended June 30, 1997. The decrease was primarily due to the completion of initial development of a new product introduced in mid-1997. At June 30, 1998, the balance in software development costs was $439,865, an approximately 33% decrease as compared to the $658,052 capitalized as of December 31, 1997.

Non-operating expenses for the six-month period ended June 30, 1998 were $836,412, an increase of $709,413 from the six month period ended June 30, 1997. This increase was primarily due to increased costs associated with the Company's secured credit facilities, working capital loan with AmTrade International Bank and convertible debentures.

Net losses for the six month period ended June 30, 1998 were $4,234,292, or approximately 42% of revenue, as compared to $1,791,025, or approximately 15% of revenue, for the six month period ended June 30, 1997. The increase in losses was due to higher than usual sales of lower margin videoconferencing products (especially a $2.6 million order to a customer in China), a decline in higher margin commissions from telephone network reselling at ETI and to $485,500 in amortization of debt discount and debt issuance costs, primarily a result of the vesting of the conversion feature of VSI's convertible debentures issued on February 23, 1998.

LIQUIDITY AND SOURCES OF CAPITAL

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures"), the proceeds of which were utilized for working capital proposes. The Debentures are convertible into shares of common stock of the Company at the option of the holder. Any conversion shall be the lesser of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's Common Stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the Common Stock for any three trading days in any 20-day period preceding the conversion. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

On July 11, 1998, $500,000 of Debentures (plus an additional $7,976.06 of accrued interest) were converted at the request of the Debenture holder into 831,470 shares of VSI Common Stock. The remaining balance of debentures is $2,500,000.

As of June 30, 1998, the Company had cash and cash equivalents of $2,141,262. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company may require additional financing in 1998. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be effected. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At June 30, 1998, approximately $751,000 was owed to Fidelity Funding.

In April 1998, VSI entered into a working capital loan agreement for approximately $2,000,000 with AmTrade International Bank of Georgia. The loan was guaranteed by the Export-Import Bank of the United States, and was collateralized by a letter of credit from a VSI customer. Funds were used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate was prime plus 2.5%. On June 18, 1998, the full amount of the loan proceeds, interest and fees was repaid to AmTrade.

ETI

In October 1997 VSI Network Solutions, Inc. (d/b/a Eastern Telecom, or ETI), a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Foothill Capital Inc. This credit facility provides ETI with up to $1,500,000 at an interest rate of prime plus 2%. Funds available under the credit facility are based on 80% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI. At June 30, 1998, approximately $512,000 was owed to Foothill Capital.

INS

In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3%. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of INS. At June 30, 1998, approximately $291,000 was owed to Presidential Financial Corporation.

VSI n.v.

In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of U.S. prime plus 1%. The credit facility is secured by 550,000 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At June 30, 1998, approximately $186,000 was owed to Kredietbank, n.v.

At June 30, 1998, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $215,000, of which approximately $59,000 was outstanding at that time.

ACCUMULATED DEFICIT

 As of June 30, 1998, the Company had an accumulated deficit of $34,176,167, of which $1,329,879 was realized in the three months ended June 30, 1998. The Company believes that given its higher than usual purchase order backlog, recent debt financing for working capital purposes, several revolving credit facilities, management changes and a growing pipeline of potential orders, the Company will continue to aggressively compete in the global videoconferencing and multimedia marketplace.

YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

The Company utilizes various computer software packages as tools in running its accounting and operations areas. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any potential software problems associated with Year 2000.

With respect to the production of its own proprietary software and hardware, the Company has taken the necessary steps to ensure that its proprietary technology is Year 2000 compliant. Also, the Company has surveyed the vendors who supply key computer-based components for its videoconferencing systems and services, and found that all are Year 2000 compliant. The Company will continue to monitor and assess the Year 2000 situation on an ongoing basis, especially in its dealings with new vendors or suppliers, and will take appropriate corrective action as needed.

Expenditures for the Year 2000 project are being expensed as incurred and are not expected to have a material impact on the Company's consolidated financial position, results of operation or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 6 to Condensed Consolidated Financial Statements.

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

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1998, the Company held its 1998 Annual Meeting of Shareholders. At the meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Carleton A. Brown, Larry M. Carr, Julia B. North, Edward S. Redstone and Richard K. Snelling. The number of votes cast for and against election of each nominee director was as follows:

                  Director                                                            For            Against
                  --------                                                            ---            -------
                  Carleton A. Brown........................................        39,916,954        794,149
                  Larry M. Carr............................................        40,258,911        452,192
                  Julia B. North...........................................        40,284,536        426,567
                  Edward S. Redstone.......................................        40,294,986        416,117
                  Richard K. Snelling......................................        40,167,386        543,717


In addition, the Company's shareholders approved an Amendment to the Certificate of Incorporation to effect, if and when the Board of Directors deems appropriate, and for a period of time expiring at the Company's 1999 Annual Meeting of Shareholders, a 1-for-4 reverse split of the Company's Common Stock:
38,176,061 shares in favor (representing approximately 81% of the shares issued and outstanding), 2,402,710 shares against and 132,332 shares abstaining.

Also, the Company's shareholders approved an Amendment to the 1991 Stock Option Plan to increase the number of shares available for grant thereunder from 2,762,057 shares to 3,662,057 shares: 38,048,722 shares in favor (representing approximately 93% of the shares present), 2,492,058 shares against and 170,322 shares abstaining.

ITEM 5. OTHER MATTERS

As set forth in the Company's 1998 Proxy Statement, proposals of shareholders intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received at the Company's principal executive offices by December 15, 1998 in order to be eligible for inclusion in the Company's proxy statement and form of proxy for that meeting.

With respect to any such proposals received by the Company after February 28, 1999, the persons named in the form of proxy solicited by management in connection with the 1999 Annual Meeting of Shareholders of the Company will have discretionary authority to vote on any such shareholder proposals in accordance with their judgment of what is in the best interests of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       The following exhibit is filed with this report:

         27.1     Financial Data Schedule

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           VSI ENTERPRISES, INC.




Date:       August 13, 1998                /s/ Julia B. North
         ------------------------          ------------------------------------
                                           President & Chief Executive Officer






                                           /s/ E. Anthony Godfrey
                                           ------------------------------------
                                           Chief Financial Officer & Secretary