Form 10-Q
period 1998-09-30
VSI ENTERPRISES INC
filed 1998-11-16
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO
                                                ------    -----

                         COMMISSION FILE NUMBER 1-10927

                              VSI ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE                               84-1104448
              (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                 5801 GOSHEN SPRINGS ROAD
                     NORCROSS, GEORGIA                            30071
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

                     YES    X                       NO
                          ----                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        OUTSTANDING AT
           CLASS OF SECURITIES                         NOVEMBER 11, 1998
           -------------------

COMMON STOCK, $.00025 PAR VALUE                           48,800,578

================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


             FINANCIAL INFORMATION                                                               Page No.
             ---------------------                                                               --------


PART I.      Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheets
             September 30, 1998 and December 31, 1997........................................         3

             Condensed Consolidated Statements of Operations
             Three Months and Nine Months Ended September 30, 1998 and 1997..................         4

             Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998  and 1997..................................         5

             Notes to Condensed Consolidated Financial Statements............................         6

             Item 2.  Management's Discussion and Analysis of Financial                              10
             Condition and Results of Operations:

             Financial Condition.............................................................        10
             Results of Operations...........................................................        10
             Liquidity and Sources of Capital................................................        12

PART II.     Item 6.  Exhibits and Reports on Form 8-K.......................................        15

CONDENSED CONSOLIDATED BALANCE SHEETS
VSI Enterprises, Inc. and subsidiaries




                                                                          September 30,   December 31,
                                                                               1998           1997
                                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
      Cash and cash equivalents                                        $  1,584,905       $    866,009
      Accounts receivable, net                                            6,594,598          6,142,936
      Inventories, net                                                    2,344,782          2,541,754
      Rental and demonstration inventory, net                               484,237            990,054
      Prepaid expenses and other                                            150,642            438,665
                                                                       ------------       ------------

Total current assets                                                     11,159,164         10,979,418
                                                                       ------------       ------------

Property and equipment, net                                               1,319,961          1,194,908
Goodwill, net                                                             8,651,161          9,020,715
Software development costs, net                                             339,822            658,052
Other assets                                                                950,644          1,027,366
                                                                       ------------       ------------

                                                                       $ 22,420,752       $ 22,880,459
                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                     $  2,035,971       $  1,422,367
     Bank credit facilities                                                 130,324            154,938
     Accounts payable                                                     2,568,704          3,401,547
     Accrued expenses                                                     1,928,197          1,803,506
     Deferred revenue                                                     1,850,631            507,177
                                                                       ------------       ------------

Total current liabilities                                                 8,513,827          7,289,535
                                                                       ------------       ------------

Convertible Debentures                                                    2,340,000                  0

Shareholders' Equity:
     Common stock, authorized 60,000,000 shares of
             $.00025 par value; issued and outstanding
             48,800,578 and 45,822,505 shares, respectively                  12,200             11,546
     Additional paid-in capital                                          47,660,676         45,976,291
     Accumulated deficit                                                (35,727,259)       (29,941,875)
     Cumulative translation adjustment                                     (378,692)          (455,038)
                                                                       ------------       ------------

Total Shareholders' Equity                                               11,566,925         15,590,924
                                                                       ------------       ------------

                                                                       $ 22,420,752       $ 22,880,459
                                                                       ============       ============

            See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
VSI Enterprises, Inc. and subsidiaries



                                                         Nine Months Ended                       Three Months Ended
                                                           September 30,                              September 30,
                                                     1998                  1997                1998                1997
                                                  (Unaudited)          (Unaudited)         (Unaudited)          (Unaudited)
---------------------------------------------------------------------------------------------------------------------------


Revenue                                         $ 15,829,853         $ 16,936,793         $  5,703,941         $  5,178,872

Costs and expenses
     Cost of revenue                               9,271,273            8,042,520            3,005,037            2,418,922
     Selling, general and administrative          10,345,005           10,659,234            3,497,043            3,460,804
     Research & development                          638,330              779,084              228,736              239,053
                                                ------------         ------------         ------------         ------------

           Total costs and expenses               20,254,608           19,480,838            6,730,816            6,118,779
                                                ------------         ------------         ------------         ------------

           Loss from operations                   (4,424,755)          (2,544,045)          (1,026,875)            (939,907)

Amortization of debt discount                       (529,000)                   0              (81,000)                   0
Amortization of debt issuance costs                  (65,625)                   0              (28,125)                   0
Loss on sale of investment                          (302,005)                   0             (302,005)                   0
Other expenses                                      (463,999)            (239,107)            (113,086)             (89,072)
                                                ------------         ------------         ------------         ------------

Net loss before income taxes                      (5,785,384)          (2,783,152)          (1,551,091)          (1,028,979)
                                                ------------         ------------         ------------         ------------

Income tax expense                                         0              (55,133)                   0              (18,281)
                                                ------------         ------------         ------------         ------------

Net Loss                                        $ (5,785,384)        $ (2,838,285)        $ (1,551,091)        $ (1,047,260)
                                                ============         ============         ============         ============


Net loss per common share                       $      (0.12)        $      (0.07)        $      (0.03)        $      (0.02)
                                                ============         ============         ============         ============
              (basic and diluted)

Weighted average shares outstanding               47,339,359           42,830,493           48,290,369           44,552,928
              (basic and diluted)               ============         ============         ============         ============



            See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VSI Enterprises, Inc. and subsidiaries
                                                                      Nine months ended September 30,
                                                                         1998               1997
                                                                     (Unaudited)         (Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                      $(5,785,384)        $(2,838,285)
       Adjustments to reconcile net loss to net
              cash used in operating activities:
              Depreciation and amortization                            2,068,315           1,902,303
              Changes in operating assets and liabilities:
                      Accounts receivable                               (451,662)         (1,497,582)
                      Inventories                                         73,394            (203,445)
                      Rental and demonstration inventory                 275,542            (236,050)
                      Prepaid expenses and other assets                  288,022            (311,020)
                      Accounts payable                                  (832,843)            532,140
                      Accrued expenses                                   124,691             167,102
                      Deferred revenue                                 1,343,454             (35,528)
                                                                     -----------         -----------

                      Net cash used by operating activities           (2,896,471)         (2,520,364)
                                                                     -----------         -----------

Cash flows from investing activities:
       Purchases of property and equipment                              (638,105)           (160,554)
       Change in other assets                                            236,096            (303,155)
       Capitalized software development costs                                  0             (77,885)
                                                                     -----------         -----------

                      Net cash used by investing activities             (402,009)           (541,595)
                                                                     -----------         -----------

Cash flows from financing activities:
       Net borrowings/(payments) on notes payable                        613,605             (24,573)
       Net borrowings/(payments) on bank credit facilities               (24,614)              6,014
       Proceeds from issuance of common stock in connection
           with debt and vendor agreements                               393,004             368,002
       Proceeds from exercise of stock options, warrants
          and stock purchase plan                                        184,035             141,210
       Proceeds from private placements net of
           issuance costs                                              2,775,000           2,487,227
                                                                     -----------         -----------

                    Net cash provided by financing activities          3,941,030           2,977,879
                                                                     -----------         -----------

       Effect of exchange rate changes on cash                            76,346            (220,086)

Increase (decrease) in cash and cash equivalents                         718,896            (304,166)
Cash and cash equivalents at beginning of the period                     866,009           2,260,185
                                                                     -----------         -----------

Cash and cash equivalents at end of the period                       $ 1,584,905         $ 1,956,019
                                                                     ===========         ===========



                                       5
            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1997 Annual Report on Form 10-K, as filed with the SEC on March 25, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three and nine month periods ended September 30, 1998 and 1997 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

NOTE 4 - CONVERTIBLE DEBENTURES

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 (the "Debentures"), the proceeds of which are being utilized for working capital purposes. Proceeds were $3,000,000, less debt issuance costs of $225,000. In addition, the Company issued 37,500 common stock purchase warrants to the holder of the Debentures and 37,500 warrants to an agent involved in the transaction. The warrants, which expire on February 23, 2003, entitle the holder to purchase one share of the common stock of the Company at the price of $2.50.

The Debentures are convertible into shares of common stock of the Company at the option of the holder. Any conversion shall be the lesser of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the common stock for any three trading days in any 20-day period, preceding the conversion, on which such shares are actually traded. On February 19, 1998, the Company placed in an escrow account 4,000,000 shares of common stock. As Debentures are converted, the shares in escrow will be reduced by the same amount. The Company may, at its option, redeem the Debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

In accordance with SEC requirements, $529,000 of the debt issuance proceeds has been allocated to additional paid in capital in the accompanying condensed consolidated balance sheet, to recognize the beneficial conversion feature of the Debentures. Debt issuance costs are included in "Other assets" in the accompanying condensed consolidated balance sheet and are being amortized over the stated term of the debt, which is two years.

The debt discount resulting from the beneficial conversion feature of the Debentures is being amortized to interest expense during the vesting period of the conversion feature. During the three and nine months ended September 30, 1998, the Company recognized $81,000 and $529,000, respectively, of the debt discount which is included in amortization of debt discount in the accompanying condensed consolidated statements of operations.

On July 11, 1998, $500,000 of Debentures (plus an additional $7,976 of accrued interest) were converted at the request of the Debenture holder into 831,475 shares of VSI Common Stock. Subsequent conversions totaling $160,000 (plus an additional $4,079 of accrued interested) occurred on August 14, August 20 and September 16, for an additional 552,354 shares of VSI Common Stock.

On October 1, 1998, the Company - under terms of an amended agreement with the holder of the Debentures -- bought back $1,040,000 of Debentures at face value. The Company also paid $128,858 in accrued interest and fees. Under terms of the amended agreement, the Company has until November 16, 1998 to repurchase the remaining $1,300,000 of convertible debentures at face value. Until that date, the debenture holder has agreed to refrain from converting any of the remaining Debentures or selling any shares of VSI common stock. Any Debentures outstanding after November 16, 1998 would revert to the terms of the original agreement.

Under the terms of an amended agreement, the Company will issue an additional 100,000 warrants to the holder of the Debentures on November 16, 1998, in return for the ability to repurchase (through November 16, 1998) the remaining Debentures at face value. The warrants, which expire on November 16, 2003, entitle the holder to purchase one share of the common stock of the Company at the price of $0.60. In addition, the 37,500 warrants issued to the holder of the Debentures on February 23, 1998 were repriced from $2.50 per share to $0.60 per share.

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. Management believes long-lived assets in the accompanying condensed consolidated balance sheets are appropriately valued.

NOTE 6 - COMPREHENSIVE INCOME

 In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended September 30, 1998 and 1997, total comprehensive loss was approximately $1,486,000 and $1,180,000, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive loss was approximately $5,709,000 and $3,003,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - SHAREHOLDERS' EQUITY

During the nine months ended September 30, 1998, the Company issued a total of 950,000 shares of common stock to two vendors in exchange for products and services. The issuances took place in the months of February and March.

During October 1998, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to purchase up to 1,000,000 shares of its common stock over a one-year period. The authorization allows repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. No shares will be knowingly purchased from Company insiders or their affiliates. The Company does not expect to begin repurchases before November 16, 1998, the deadline for it to buy back, at face value, its remaining Debentures.

NOTE 9 - STOCK OPTIONS

At the annual meeting in May 1998, the Company's shareholders approved an amendment to the Company's 1991 Stock Option Plan that increased the number of shares of common stock available for grant thereunder from 2,762,057 shares to 3,662,057 shares.

NOTE 10 - TERM NOTES AND COMMON STOCK PURCHASE WARRANTS

During September 1998, the Company began offering $3.0 million of term notes and common stock purchase warrants ("Warrants"). A minimum of $10,000 is required for each subscription. Each purchaser of the term notes will receive warrants to purchase shares of common stock of the Company on the basis of one warrant for each $2.00 of term notes purchased. The Warrants will have a term of five years, expiring on October 1, 2003, and will become exercisable on April 1, 2000 at an exercise price of $0.42 per share. Interest will accrue on the outstanding principal indebtedness and will accrue at a rate per annum equal to three percent in excess of the prime rate. Interest shall be paid quarterly on the last business day of each calendar quarter until maturity, commencing on December 31, 1998. None of these term notes and common stock purchase warrants were issued at September 30, 1998.

From October 1 through November 9, 1998, the Company issued $1,163,000 of term notes and 581,500 warrants. The Company has valued these warrants using the Black-Scholes option-pricing model as allowed by SFAS No. 123 and computed a value of approximately $154,000. The difference between the redemption price and carrying amount of the warrants will be accrued to the earliest put date, April 1, 2000, and the accretion will be charged to interest expense in the Company' statement of operations.

NOTE 11 - REVOLVING CREDIT AND SECURITY AGREEMENT

During October 1998, Eastern Telecom, Inc. (ETI) entered into a revolving credit and security agreement with RFC Capital, Inc. This credit facility provides ETI initially with up to $1,500,000 at an interest rate of prime plus 3.25% per annum. The facility may increase - at RFC Capital's option -- in $500,000 increments each month, up to a maximum of $5,000,000, and if certain conditions are met for any two consecutive fiscal quarters, the interest rate will be reduced to prime plus 2.75% per annum. Funds available under the credit facility are based on 90% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI.

NOTE 12 - SALE OF INVESTMENT

In October 1998, VSI sold its interest in Global TeleMedix, Inc., a provider of telemedicine software, back to that company for approximately $243,000. The proceeds will be used on November 16, 1998 to buy back a portion of the Company's debentures. The carrying value of the investment in Global TeleMedix, Inc. at September 30, 1998 has been reduced to reflect the October 1998 sale price. The resulting loss of approximately $302,000 is included in the accompanying statement of operations.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1997, the Company's total assets decreased $459,707, or less than 2% to $22,420,752. A $718,896, or approximately 83%, increase in cash and a $451,662, or approximately 7%, increase in accounts receivable were offset primarily by large decreases in rental and demonstration inventory (down $505,817, or approximately 51%), prepaid expenses (down $288,023, or approximately 66%) and software development costs (down $318,230, or approximately 48%). The increase in cash was primarily due to proceeds from the placement in February of $3,000,000 of 5% convertible debentures. The increase in accounts receivable was primarily due to the Company's recording the largest (the three-month period ended June 30, 1998) and fourth largest (the three-month period ended September 30, 1998) revenue quarters in its history. The decrease in rental and demonstration inventory was primarily due to efforts to allocate demonstration resources with respect to the Company's decision to pursue a narrower range of geographic and vertical videoconferencing markets, and the ongoing amortization of rental and demonstration inventory. The decrease in prepaid expenses was primarily due to a decline in the market value of VSI common stock held by vendors and to be used as payment for products and services. The decrease in software development costs was primarily due to the ongoing amortization of previously capitalized software development projects.

Current liabilities as of September 30, 1998 were $8,513,827, an increase of $1,224,292, or approximately 17%, from December 31, 1997. The increase was primarily due to an increase of $1,343,454, or approximately 265%, of deferred revenue comprised primarily of extended service contracts from videoconferencing customers. Notes payable also increased by $613,604, or approximately 43%, as the Company utilized to a greater extent its accounts receivable financing sources, but accounts payable decreased by $832,843, or approximately 24%, due to the Company's efforts to enhance vendor relationships by accelerating the payment schedule of certain accounts.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the three months ended September 30, 1998 were $5,703,941, an increase of approximately 10% from revenues of $5,178,872 earned during the three months ended September 30, 1997. The increase was due primarily to an expansion of the Company's base of videoconferencing customers and to additional sales from a number of existing customers.

Gross margin as a percentage of revenues for the three months ended September 30, 1998 was approximately 47%, as compared to approximately 53% for the three months ended September 30, 1997. The decrease was primarily due to expenses associated with the delivery of a portion of a large videoconferencing account with lower than usual margins, and the costs associated with the delivery and installation of a videoconferencing account in China.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $3,497,043, an increase of $36,239, or approximately 1%, over for the three months ended September 30, 1997.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three month period ended

September 30, 1998, the Company's research and development expenses were $228,736, a decrease of approximately 4% over the three month period ended September 30, 1997.

Non-operating expenses for the three-month period ended September 30, 1998 were $524,216, an increase of $435,144, or approximately 489%, from the three month period ended September 30, 1997. This increase was primarily due to the reevaluation of the Company's interest in Global TeleMedix, Inc., as that investment was sold at a loss in October 1998 (approximately $302,000 in expenses); the amortization of debt discount costs (approximately $81,000) during the vesting period of the conversion feature of the Company's convertible debentures and the amortization of debt issuance costs (approximately $28,000) associated with the Company's convertible debentures; and interest expenses from the convertible debentures.

The debt discount resulting from the beneficial conversion feature of the convertible debentures is being amortized to interest expense during the vesting period of the conversion feature. During the quarter ended September 30, 1998, $81,000 of this debt discount was charged to interest expense. The remaining $448,000 was recognized in the second quarter of 1998.

Net loss for the three month period ended September 30, 1998 was $1,551,091 as compared to $1,047,260 for the three month period ended September 30, 1997. The increase in net loss was due to the reevaluation of the Company's interest in Global TeleMedix, Inc., as that investment was sold at a loss in October 1998 (approximately $302,000 in expenses); expenses associated with the delivery of a portion of a large videoconferencing account with lower than usual margins and the costs associated with the delivery and installation of videoconferencing equipment in China; and to amortization of debt discount and debt issuance costs associated with the convertible debentures.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 were $15,829,853, a decrease of approximately 7% from the revenues of $16,936,793 earned during for the nine months ended September 30, 1997. The decrease was due primarily to lower revenues during the three months ended March 31, 1998 from telephone network reselling at wholly-owned subsidiary Eastern Telecom, Inc. (ETI). Those lower revenues primarily resulted from lower commission rates and higher than anticipated chargebacks for disconnections and cancellations during the first quarter of 1998.

Gross margin as a percentage of revenues for the nine months ended September 30, 1998 was approximately 41%, as compared to approximately 53% for the nine months ended September 30, 1997. The decrease was primarily due to higher than usual sales of lower margin videoconferencing products during the second and third quarters of 1998.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were $10,345,005, a decrease of $314,229, or approximately 3%, over the nine months ended September 30, 1997. The decrease was primarily due to improvements in parts procurement and ongoing cost reduction programs, and a slight reduction in workforce.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the nine month period ended September 30, 1998, the Company's research and development expenses were $638,330, a decrease of approximately 18% over the nine month period ended September 30, 1997. The decrease was primarily due to the completion of initial development of a new product introduced in mid-1997, which reduced development costs thereafter.

Non-operating expenses for the nine-month period ended September 30, 1998 were $1,360,629, an increase of $1,121,522, or approximately 469%, from the nine month period ended September 30, 1997. This increase was primarily due to the reevaluation of the Company's interest in Global TeleMedix, Inc., as that investment was sold at a loss in October 1998 (approximately $302,000 in expenses); the amortization of debt discount costs (approximately $529,000) during the vesting period of the conversion feature of the Company's convertible debentures and the amortization of debt issuance costs (approximately $66,000) associated with the Company's convertible debentures; and interest expenses from the convertible debentures.

Net loss for the nine-month period ended September 30, 1998 was $5,785,384 as compared to $2,838,285 for the nine month period ended September 30, 1997. The increase in losses was due to higher than usual sales of lower margin videoconferencing products (especially a $2.6 million order to a customer in China); a decline in higher margin commissions from telephone network reselling at ETI; a reevaluation of the Company's investment in Global TeleMedix, Inc.; and to $529,000 in amortization of debt discount costs and $66,000 in debt issuance costs, a result of the vesting of the conversion feature of VSI's convertible debentures issued on February 23, 1998.



LIQUIDITY AND SOURCES OF CAPITAL

As of September 30, 1998, the Company had cash and cash equivalents of $1,584,905. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company may require additional funding in 1999. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be affected in order to maximize the Company's allocation of cash resources. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures"), the proceeds of which were utilized for working capital proposes. The debentures are convertible into shares of common stock of the Company at the option of the holder. Any conversion shall be the lesser of (i) $2.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the common stock for any three trading days in any 20-day period, preceding the conversion, on which such shares are actually traded. The Company may, at its option, redeem the debentures at any time prior to February 23, 1999 at a price equal to 115% of the outstanding principal amount thereof, plus any accrued but unpaid interest.

Additionally, at the request of the debenture holder, the Company on February 19, 1998 placed in escrow with a third party 4,000,000 shares of VSI common stock. As debentures are converted into shares of VSI common stock, the number of shares held in escrow will be reduced by an identical amount. On July 11, 1998, $500,000 of debentures (plus an additional $7,976 of accrued interest) were converted at the request of the debenture holder into 831,475 shares of VSI common stock. Subsequent conversions totaling $160,000 (plus an additional $4,079 of accrued interested) occurred on August 14, August 20 and September 16, for an additional 552,354 shares of VSI common stock.

On October 1, 1998, the Company, under terms of an amended agreement with the holder of the Debentures, bought back $1,040,000 of convertible debentures at face value. The Company also paid $128,858 in accrued interest and fees. Under terms of the amended agreement, the Company has until November 16, 1998 to repurchase the remaining $1,300,000 of convertible debentures at face value. Until that date, the debenture holder has agreed to refrain from converting any of the remaining convertible debentures or selling any shares of VSI common stock.

The redemption of the convertible debentures is being funded from the proceeds of a private placement of term notes by the Company. The Company is offering up to $3,000,000 of term notes to accredited investors, of which $1,163,000 had been sold by November 9, 1998 (an additional $243,000 was raised from the proceeds of the sale of the Company's investment in Global TeleMedix, Inc.). Any proceeds from the sale of the remaining notes will be used to redeem the remaining convertible debentures and for general corporate purposes. The notes mature on March 31, 2000 and accrue interest at an annual rate of prime plus 3% per annum. Purchasers of notes will also receive a warrant to purchase one share of common stock of the Company for each $2.00 of notes purchased. Warrants have an exercise price of $0.42 per share and are exercisable commencing on April 1, 2000.

Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At September 30, 1998, approximately $817,000 was owed to Fidelity Funding.

ETI

In October 1997 VSI Network Solutions, Inc. (d/b/a Eastern Telecom, or ETI), a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Foothill Capital Inc. This credit facility provides ETI with up to $1,500,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI. At September 30, 1998, approximately $682,000 was owed to Foothill Capital. The agreement was terminated, by mutual consent, on October 8, 1998.

On October 8, 1998, ETI entered into a revolving credit and security agreement with RFC Capital, Inc. This credit facility provides ETI initially with up to $1,500,000 at an interest rate of prime plus 3.25% per annum. The facility may increase - at RFC Capital's option -- in $500,000 increments each month, up to a maximum of $5,000,000, and if certain conditions are met for any two consecutive fiscal quarters, the interest rate will be reduced to prime plus 2.75% per annum. Funds available under the credit facility are based on 90% of eligible ETI accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of ETI.

INS

In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3% per annum. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivables, inventory and fixed assets of INS. At September 30, 1998, approximately $245,000 was owed to Presidential Financial Corporation.



VSI n.v.

In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of U.S. prime plus 1% per annum. The credit facility is secured by 550,000 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At September 30, 1998, approximately $292,000 was owed to Kredietbank, n.v.

At September 30, 1998, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $232,000, of which approximately $130,000 was outstanding at that time.

ACCUMULATED DEFICIT

As of September 30, 1998, the Company had an accumulated deficit of $35,727,259, of which $1,551,091 was realized in the three months ended September 30, 1998. The Company believes that due to its several revolving credit facilities, management and Board of Directors changes, revised strategic direction, revamped product line and growing pipeline of potential orders, the Company will continue to aggressively compete in the global videoconferencing marketplace.

YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. All are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any potential software problems associated with Year 2000.

With respect to the production of its own proprietary software and hardware, the Company has taken the necessary steps to ensure that its proprietary technology is Year 2000 compliant. The Company's videoconferencing products use PC controllers of recent vintage that are computed in and displayed in four-digit format. In addition, the Company's Omega(TM) software uses "C" libraries that compute the date based on a count of the number of seconds from January 1970. Those software libraries are in no danger of being out of compliance before the year 2032.

 Also, the Company has surveyed the vendors who supply key computer-based components for its videoconferencing systems and services, and found that all are Year 2000 compliant. The Company will continue to monitor and assess the Year 2000 situation on an ongoing basis, especially in its dealings with new vendors or suppliers, and will take appropriate corrective action as needed.

The Company has not developed a Year 2000 contingency plan, since to date no adverse effect from the Year 2000 issue has been identified. Should it be determined that any major vendors, service providers or partners may be negatively impacted by the Year 2000 issue, the Company will develop contingency plans for affected areas or make use of alternate suppliers.

Expenditures for the Year 2000 project have to date been immaterial and are being expensed as incurred. Expenditures have not had, and are not expected to have, a material impact on the Company's consolidated financial position, results of operation or cash flows of the Company.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibit is filed with this report:

         27.1     Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           VSI ENTERPRISES, INC.




Date:       November 11, 1998              /s/ Julia B. North
         ------------------------          -----------------------------------
                                           President & Chief Executive Officer






                                           /s/ E. Anthony Godfrey
                                           -----------------------------------
                                           Chief Financial Officer & Secretary