Form 10-K
period 1998-12-31
VSI ENTERPRISES INC
filed 1999-04-15
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                             ---------------------

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1998

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

                    Common Stock, $.001 par value per share
                    ---------------------------------------

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (10,703,808 shares) on March 30, 1999 was approximately $8,027,856, based on the closing price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on March 30, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 30, 1999: 12,300,144 shares of $.001 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with for the 1999 annual meeting of shareholders scheduled to be held on June 11, 1999, are incorporated by reference in response to Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

       VSI Enterprises, Inc. (the "Company"), through its wholly-owned subsidiaries, is in the videoconferencing and system integration business. The Company offers customers mission-critical solutions by supplying videoconferencing products and services to support video, voice and data applications. Its core business is the design, manufacture, marketing and servicing of interactive group videoconferencing and control systems (the "VSI Systems"). Each VSI System is designed with open software and modular subsystems which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve.

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

       The Company's open software and modular subsystems streamline production and allow the product to be tailored to meet customers' specific needs, with or without the necessity of custom design. The Company's lead products are marketed under the trade name Omega(TM). Customers are offered a variety of option packages to fit specific applications. Customers are also offered upgrade packages that make the Company's new products compatible with older models. To date, the Company has sold over 1,700 videoconferencing systems to approximately 325 customers, including Bank of America, Bell Atlantic, Boeing, Duracell, MCI, General DataComm and Johnson & Johnson; various foreign, U.S. and state government departments and agencies; educational institutions; and health care facilities.

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

       In addition to its VSI subsidiary, the Company conducted its operations in 1998 through the following four subsidiaries:

- Videoconferencing Systems, n.v. ("VSI Europe") is a distributor of the Company's videoconference systems in Europe. VSI Europe has offices located in London and Antwerp.
- VSI Solutions Inc. ("VSI Solutions") is a software company whose products include a reservation system for the management of videoconferencing systems. The Company expects to close VSI Solutions by July 1, 1999, upon the completion of a contract with a customer.
-          VSI Network Services, Inc., d/b/a Integrated Network Services, Inc.
           ("INS") was engaged in the design, installation and support of local and wide area networks. INS was an integration firm specializing in the connectivity of multi-protocol environments, ranging from small, local area networks to large, enterprise-wide networks employing WAN technologies to connect multiple sites. INS discontinued operations in December, 1998.
- VSI Network Solutions, Inc., d/b/a Eastern Telecom, Inc. ("ETI") is a company engaged in the business of marketing and sales of telecommunications services and products. ETI sells network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections on behalf of a number of major telecommunications providers.

         References to the Company herein refer to VSI Enterprises, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

         The Company operates through two primary reportable segments (i) videoconferencing and (ii) through its ETI subsidiary, telephone network reselling. See Note K to the Company's consolidated financial statements for certain financial information relating to these two segments.

         On January 15, 1999, the Company implemented a 1-for-4 reverse split of the shares of VSI Common Stock. All share and per share amounts included in this report reflect the effects of the reverse split.

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

         A typical videoconference involves three major elements: (i) access to transmission services, (ii) a "codec" for coding/decoding digitized signal transmissions and (iii) the VSI System, which contains television monitors, cameras, audio system, microphones, cabinetry, various control systems for interfacing the components to the user, and various optional components specific to the user's application.

         As the name implies, codecs are used to encode and decode (or compress and decompress) various types of data -- particularly those that would otherwise use up inordinate amounts of disk space, such as sound and video files. Common codecs include those for converting analog video signals into compressed video files (such as MPEG) or analog sound signals into digitized sound (such as RealAudio). Codecs can be used with either streaming (live video or audio) or files-based (AVI, WAV) content.

         The Company designs, manufactures, assembles, installs and services the VSI Systems, and it has nonexclusive marketing agreements with codec manufacturers to resell the codecs. Customers secure the transmission services independently though telecommunications carriers for either fixed monthly or hourly usage prices. These transmission services may vary, depending upon the customer's application and preferences, and include a range of transmission bandwidths. In general, the higher the bandwidth the better the quality of the transmitted images, although the choice of codec will affect image quality for a given speed. The VSI Systems operate over the range of available transmission bandwidths and are compatible with all major brands of codecs known by the Company to be currently available; they also operate without codecs, for certain specialized networks.

         The primary users of VSI's videoconferencing products and services are major corporations, government agencies, educational institutions and health care facilities.

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

         The Company also supplies and installs the VSI Systems for use in educational and training settings to connect one or more distant classrooms with a centrally-based instructor. These "distance learning" applications of videoconferencing are used by corporations, state and federal governments, hospitals and clinics, high schools, technical school, colleges and universities.

         The Company also provides "judicial systems" to state and local governments. Judicial systems equip court systems with the ability to link court rooms with prisons and jails, thereby reducing the costs and security risks associated with inmate-related travel including: arraignments, attorney/client conferences, booking and prisoner processing and depositions.

PROPRIETARY TECHNOLOGY

         The Company has developed proprietary technology in the areas of videoconferencing control systems, system diagnostics, information access and communications access. While VSI Systems make use of some other manufacturers' components, the Omega(TM) utilizes internally developed proprietary software and products as key elements in differentiating the Company's systems in the marketplace. Since VSI Systems use standards-based codecs, they are interoperable with systems of other standards-compliant manufacturers.

         The heart of the Omega(TM) is the System Controller, a proprietary software suite that must be installed on a properly configured personal computer. The software suite includes the Omega(TM) real time operating system, Omega(TM) videoconferencing application package, device drivers, and a third party SQL database engine (as licensed to VSI for resale). This software is delivered in object code format. The Company has also developed and manufactures certain proprietary components: Omega(TM) Audio Processor, Omega(TM) Video Processor, Omega(TM) Power Supply, the Omega(TM) Basic/Serial IQ Connectors, the Omega(TM) Pan/Tilt/Zoom/Focus Controller, the Omega(TM) Infra-red User Control Panel and proprietary cabinetry. These proprietary components are designed to work exclusively with the Omega(TM) System Controller software.

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

         The Company has been granted seven patents from the U.S. Patent and Trademark Office that cover certain aspects of the Omega(TM) user interface, remote management and system architecture (which is a network videoconferencing system which combines the advantages of central and distributed intelligence systems). The patents protect the Company's innovative technology and enables the Company to pursue opportunities to license its technology to other manufacturers. Currently, the patents secure payment of a $900,000 promissory note at an interest rate of 14% per annum, with $300,000 due February 16, 1999 and $600,000 due May 16, 1999. In the event of default, the debt holder could foreclose on its security interest in the patents. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors")

         The Company also has confidentiality agreements with certain of its employees and has implemented other security measures.

PRODUCTS

         The Company believes that the videoconferencing world is becoming a world of "networks of systems" where all systems from boardroom to rollabout to desktop will have to interconnect. The Company believes that most systems in use today are not equipped to handle these demands.

         The Company's lead products are marketed under the trade name Omega(TM). The key features and benefits of the Omega(TM) platform include:

- Compression Technology Independence - separating control system from compression technology
-        Open Network Architecture - wide support for options and peripherals;
         flexibility; support for most network connection technologies; and centralized network management
- Ease of Use - point-and-click camera control and on-screen icons to control all functions
- System Management - remote management support and open system support of industry standards
-        Software-Based System - remote upgrades of software; customization;
         and sign-on security and system accounting

         The Omega(TM) product line offers a complete range of group videoconferencing systems, through three product families: Achiever, Performer and Ovation.

         The Achiever product family is designed for low to moderate usage of videoconferencing. The systems utilize the best board level codec on the market, a patented mouse driven graphical user interface and click and zoom camera control. These products can be upgraded to include remote diagnostics capabilities, sign on security and additional peripherals.

         The Performer product family is designed for moderate to high usage of videoconferencing. The system encompasses the highest quality codec, advanced audio and video processors, SCAN technology that supports onscreen control of peripheral devices and supplies information to a database in the system controller, remote diagnostics and an open architecture.

         The Ovation product family is designed for videoconferencing users with specific needs. These systems are specially designed for use in distance learning, video arraignment, large conference rooms and auditoriums.

         Customers are offered a menu of options which allows them to tailor systems to meet their specific needs. The Omega(TM) is sold on a standalone basis, with or without codec. The Omega(TM) is offered with single, dual or more color monitors of 27" to 35" size, for rollabout cabinets or in-the-wall installation. Other options include: audio and video expansion packages, multiple cameras (either single or three chip), a graphics stand, a computer graphics interface, facsimile transmission and reception, transmission network interface, and a variety of videocassette recorders, slides chains and peripheral devices.

         Video Administrator is a custom software package that facilitates network management, offered through VSI Solutions. Video Administrator will cease to be provided upon the completion in June, 1999 of a project with one customer, and the operations of VSI Solutions will be discontinued at that time.

NEW PRODUCT DEVELOPMENT

         The Company continues to upgrade its present products and to develop new and innovative products for the videoconferencing market. Extensions of its product line will include a LAN-based gateway offering and software upgrades of existing products. Additional system and network management products are under development.


NETWORK SERVICES

         The Company, through its ETI subsidiary, serves as a sales agent for a number of major telecommunications clients, primarily Bell Atlantic. ETI is paid a commission by its clients for products and services sold to other entities. Among ETI's core product offerings are network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections.

CUSTOMER SERVICE

         The Company generally provides a warranty for parts and labor on its systems for 90 days from the date of delivery. The Company maintains videoconference rooms and the necessary transmission facilities and codecs to provide on-line assistance to its installed customers at its executive offices near

Atlanta, Georgia and at its European office. It also provides a telephone helpline to assist customers in the diagnosis of system failures. Approximately 90% of all customer calls for assistance have been resolved through telephone or videoconference contact. The remaining 10% have generally been resolved by the removal and replacement of field replaceable units by Company or customer personnel. The Company maintains a spare parts inventory, and its policy is to replace failed units which are under warranty or subject to a service contract within 24 hours of notification.

         The Company offers several different maintenance programs, ranging from "helpline" telephone consultation to extended field service on a contract basis, which includes parts, labor, and travel service with a guaranteed on-site response within 48 hours. Warranty and contract service is provided from the Company's U.S. and European locations.

MARKETS

         The Company has defined its target markets as the "Fortune 1000" companies in North America and Europe. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Cost/benefit analyses are generally performed by the Company's customers themselves prior to purchasing a system. In addition, the Company has targeted as a secondary market small to mid-sized companies, as well as educational institutions, governments and healthcare providers. The Company's systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors, including partners for whom the Company is an original equipment manufacturer ("OEM").

         For each of the fiscal years ended December 31, 1998, 1997 and 1996, international sales (sales outside of the United States and Canada) represented approximately 27%, 14% and 20%, respectively, of the Company's total sales. Net product sales attributable to VSI Europe increased from approximately $2,768,000 during the year ended December 31, 1997 to $2,922,056 for the year ended December 31, 1998. VSI Europe has historically contributed substantially all of the Company's international sales, although sales in China of $2,300,000 were recorded in 1998 by VSI. No sales opportunities in China are being pursued in 1999. The Company believes it presently maintains an approximate 1% to 2% share of the total worldwide videoconferencing equipment market as measured by 1998 total sales volume for the industry.

CUSTOMERS

         The Company's customers include Fortune 1000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Bank of America, Boeing, MCI, Duracell, BellSouth, Bell Atlantic and Johnson & Johnson.

         During fiscal 1998, approximately 37% of the Company's revenue - primarily, commissions earned by wholly-owned subsidiary ETI -- were from Bell Atlantic. During fiscal 1997, approximately 37% of the Company's sales were to Bell Atlantic. One other customer - the China Yuanwang Corp. -- accounted for approximately 12% of the Company's revenue during the year ended December 31, 1998. No other client accounted for more than 10% of the Company's revenue in the years ended December 31, 1998 or 1997.

INVENTORY

         The Company had inventories of $1,059,142 at December 31, 1998. The total excludes an approximately $1.7 million writeoff of obsolete or slow moving inventory taken at that time.

COMPETITION

         The Company competes in the videoconferencing industry by providing application-specific and custom solutions (products and services) for its customers' videoconferencing needs. Because the Company's videoconferencing systems are compression technology-independent, they can be sold to customers with standard codecs, high speed codecs, board-level codecs or specialty codecs, as well as with direct links to ATM and fiber optic networks.

         The videoconferencing industry covers a broad spectrum of videoconferencing services available to businesses and others, all of which are, in a general sense, competitive with the Company's systems. The VSI Systems, however, are designed and marketed primarily for the group and custom videoconferencing segment of the industry. Within this segment of the industry, the Company presently competes primarily with two companies which presently have significantly greater resources and market shares than the Company. In addition, three of the Company's suppliers of codecs directly compete with the Company in the group videoconferencing segment. The Company believes demand for videoconferencing will continue to increase, which will attract additional competitors to the industry, some of which may have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT

         All of the Company's product engineering, including costs associated with design and configuration of fully-developed VSI Systems for particular customer applications, is accounted for in the Company's financial statements as research and development expenses. During the years ended December 31, 1998, 1997 and 1996, the Company's aggregate expenditures for research and development of new products or new components for existing VSI Systems were $786,103, $1,031,814 and $1,192,010, respectively. During fiscal 1998, the
Company's research and development expenses decreased by approximately 24% due to a reduction in workforce.

EMPLOYEES

         As of March 15, 1999, the Company employed 124 persons full time, including five executive officers. Of the full-time employees who were not executive officers, 45 were engaged in sales and marketing, 6 in production, 38 in service, seven in research and development, and 23 in general administration. The workforce has been reduced by approximately 15% since December 31, 1998, due to the closing of INS and consolidation of VSI's operations. Employee relations are considered good, and the Company has no collective bargaining contracts covering any of its employees.

ITEM 2.  PROPERTIES.

         The Company maintains its executive and sales offices, as well as its production facilities, in 26,140 square feet of leased office and warehouse space in Norcross, Georgia, under a five-year lease which expires in September, 2003. The Company also leases 18,000 square feet of office and warehouse space in an adjoining facility which it is currently attempting to sublease. The Company leases a number of other facilities in the United States and Europe under operating lease agreements that expire at various dates through 2003. Two of those leases for sales offices in New York and Washington, D.C. will expire in 1999 and will not be renewed, since those sales offices have been closed as part of an effort to consolidate the Company's operations.


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


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the Nasdaq symbol "VSIN". The Company's Common Stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November, 1991 until February 18, 1998, when the Company voluntarily delisted from the exchange. The Common Stock has been quoted on the Nasdaq SmallCap Market since February 28, 1992.

         On January 15, 1999, the Company implemented a 1-for-4 reverse split of shares of the Company's common stock. The following table sets forth the quarterly high and low bid quotations per Common Share on the Nasdaq SmallCap Market as reported for the periods indicated, adjusted to reflect the effects of the reverse split. These prices also represent inter-dealer quotations without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                                                            HIGH         LOW
                                                                           ------       -----
                  FISCAL YEAR ENDED DECEMBER 31, 1997
                  First Quarter                                            $12.00       $4.00
                  Second Quarter                                            6.24         4.12
                  Third Quarter                                             8.00         4.24
                  Fourth Quarter                                           11.00         4.88

                  FISCAL YEAR ENDED DECEMBER 31, 1998
                  First Quarter                                            $6.38        $4.00
                  Second Quarter                                            4.88         2.63
                  Third Quarter                                             3.50         1.00
                  Fourth Quarter                                            2.75         0.88

-------------------------

          As of March 15, 1999, the Company had approximately 400 holders of record of its Common

Shares and in excess of 7,500 beneficial holders of its Common Shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the period from October 1, 1998 to November 18, 1998, the Company issued $1,333,000 of term notes to 27 accredited investors. The notes mature on March 31, 2000 and accrue interest at an annual rate of prime plus 3%. Purchasers of notes also received a warrant to purchase one share of common stock of the Company for each $8.00 of notes purchased. Accordingly, warrants to purchase an aggregate of 166,625 shares of common stock were issued by the Company to these investors. The warrants have an exercise price of $1.68 per share and are exercisable commencing on April 1, 2000.

         On February 23, 1998, the Company issued $3.0 million of convertible debentures to an accredited investor. During 1998, 395,956 shares of common stock were issued upon conversion of the debentures. On November 16, 1998, the Company agreed to issue an additional 25,000 shares of common stock on each of January 18, 1999 and February 22, 1999 as part of the debenture holder's agreement to retire the debentures. In connection with the retirement of the debentures, the Company on November 16, 1998 issued to the debenture holder warrants to purchase an aggregate of 34,375 shares of common stock at an exercise price of $2.40 per share.

         Also, on February 23, 1998, the Company issued to an agent involved in the debenture transaction warrants to purchase 9,375 shares of common stock at an exercise price of $10.00 per share.

         All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) and/or 3(b) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and, except for the issuance of the warrant to purchase 9,375 shares of common stock discussed above, no commissions were paid.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the five years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company. All financial information prior to 1997 was restated to reflect the June 1996 acquisition by the Company of Integrated Network Services, Inc. (INS), which was accounted for as a pooling of interest. INS was closed in December 1998, so its results for each year listed below are stated as discontinued operations. See Note C and D to the consolidated financial statements. Information for the years ended December 31, 1998, 1997 and 1996 includes Eastern Telecom, Inc., which was acquired in October 1996. Information for the years ended December 31, 1998, 1997, 1996 and 1995 includes VSI Solutions Inc., which was acquired in April 1995. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                                      Year Ended December 31,
                                ------------------------------------------------------------------

                                1998             1997          1996             1995          1994
                                ----             ----          ----             ----          ----
                                              (in thousands, except per share data)
STATEMENT OF INCOME DATA:

Revenue .................      $ 19,437       $ 19,620       $ 12,709       $ 11,920       $ 13,003
Cost of revenues ........        12,243          9,687          9,115          8,344          9,059
Gross Profit ............         7,194          9,933          3,594          3,576          3,944
Operating and other
    expenses ............        23,711(1)      14,805          9,586          8,168          6,606
                               --------       --------       --------       --------       --------


Net loss from continuing
    operations ..........       (16,517)        (4,872)        (5,992)        (4,592)        (2,662)

Loss from discontinued
    operations ..........          (419)          (945)          (715)          (748)           (58)

Net loss ................       (16,936)        (5,817)        (6,707)        (5,340)        (2,720)

Net loss per share from
    continuing operations      $  (1.38)      $  (0.45)      $  (0.66)      $  (0.59)      $  (0.49)
                               --------       --------       --------       --------       --------


                                                            December 31,
                                 ------------------------------------------------------------------

                                 1998           1997           1996           1995             1994
                                 ----           ----           ----           ----             ----
                                                           (In thousands)
BALANCE SHEET DATA:

Working capital .........      $    (49)      $  3,690       $  5,634       $  6,904       $  1,260
Total assets ............        10,961         22,880         24,832         19,666         13,393
Long-term debt ..........         1,106             --          4,250             --             44
Stockholders' equity ....         1,003         15,591         13,819         10,535          4,401


(1) As part of an ongoing effort to restructure and refocus the strategic direction of the Company, and to eliminate assets that are either non-performing, impaired or unrelated to the core business, the Company took a non-cash and non-recurring charge of approximately $10.3 million in 1998. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and ETI in 1996 ($7.76 million).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As a result of the Company's recurring losses from operations and the Company's ratio of current assets/current liabilities, the Company's independent auditors for the year ended December 31, 1998 have included a paragraph in their audit report accompanying the Company's consolidated financial statements regarding the Company's ability to continue as a going concern.

         In response to those concerns, the Company has undertaken a restructuring of the business operations and balance sheet that, when fully implemented, are intended to achieve profitable operations and provide positive operating cash flows as well as to improve prospects for additional equity capital investments. During the first quarter of 1999, the Company reviewed its operating expenses and substantially reduced fixed management and overhead expenses. In addition, the Company proposes to restructure certain of its outstanding indebtedness. (See "Liquidity and Sources of Capital.")

         As of December 31, 1998, the Company had an accumulated deficit of $46,877,847, of which $16,935,972 was realized in 1998. The Company believes that its ongoing effort to restructure and refocus the strategic direction of the organization, and to eliminate assets that are either non-performing, impaired or unrelated to the core business (resulting in a non-recurring charge of approximately $10.3 million in 1998), will enable it to compete in the domestic videoconferencing and control system market.

FINANCIAL CONDITION

         During the year ended December 31, 1998, the Company's total assets decreased approximately 52% to $10,960,965 from $22,880,459 at December 31, 1997. A large part of the decrease resulted from a $7,767,444 impairment charge of most of the goodwill from two non-core assets. Other factors were:

- 92% decrease in other long-term assets, primarily due to the sale and impairment of investments in two other companies
- 57% decrease in inventories, primarily due to an approximately $1.68 million write-down of obsolete or slow-moving videoconferencing inventory
- 86% decrease in rental and demonstration inventory, due to write-downs of obsolete demonstration inventory and the closing of several sales offices

- 89% decrease in software development costs, net, due to impairment of capitalized costs

         Cash and cash equivalents as of December 31, 1998 increased $282,732, or approximately 32%, to $1,134,231 from $859,684 on December 31, 1997.

         Total stockholders' equity decreased $14,588,279, or approximately 94%, from December 31, 1997, primarily because of the $16,935,972 net loss for the year.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         As part of an ongoing effort to restructure and refocus the strategic direction of the Company, and to eliminate assets that are either non-performing, impaired or unrelated to the core business, the Company took a non-cash and non-recurring charge of approximately $10.3 million in 1998. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI N.V. in 1992 and ETI in 1996 ($7.76 million). As a result, many of the comparisons between 1998 and 1997 financial results in several categories have been significantly impacted by the non-recurring charges and/or the related changes in organizational structure and strategic direction.

         Also, results for 1998 and 1997 reflect the December 1998 closure of INS. Results for years presented have been restated to reflect the discontinuance of operations of INS.

REVENUES

         Revenues for the year ended December 31, 1998 were $19.4 million, an approximately 1% decrease over revenues for the year ended December 31, 1997. An approximately 12% increase in videoconferencing systems revenues was more than offset by an approximately 21% decrease in commissions from telephone network reselling. That decrease was due to lower revenues during 1998 at ETI, the Company's network reselling subsidiary, that resulted from lower commission rates and higher than anticipated chargebacks for disconnections and cancellations.

GROSS MARGIN

         Gross margin as a percentage of revenues for the year ended December 31, 1998 was approximately 37%, down from 51% for the year ended December 31, 1997. The decrease was due to higher than usual sales of lower margin videoconferencing products during the second and third quarters of 1998, primarily from a $2.3 million order to a customer in China, and to lower revenues during the first quarter of 1998 at ETI.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 1998 were $13,023,732, a decrease of $479,808, or approximately 4%, over the year ended December 31, 1997, due to improvements in parts procurement and ongoing cost reduction programs; and an approximately 10% reduction in workforce during 1998.


RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1998, the Company's research and development expenses were $786,103, an approximately 24% decrease over the year ended December 31, 1997. The decrease was due to a reduction in workforce.

IMPAIRMENT LOSS

         At December 31, 1998, an impairment loss of $7,767,444 was charged to operations. The majority of that loss -- $6,995,211 - was charged to operations as an impairment of the original goodwill recorded with the Company's acquisition of ETI. Management decreased ETI's goodwill to its estimated value based on expected future undiscounted cash flows from ETI's operations, primarily due to a change in the commission structure initiated by ETI's major customer. An additional $577,077 impairment loss was recorded to eliminate all remaining goodwill related to VSI Europe, and an additional $195,156 impairment loss was recorded to write down VSI Europe's net assets to zero. Management recorded the impairment loss in light of VSI Europe's continuing operating losses. See Note A-7 and A-10 to the consolidated financial statements.

OTHER EXPENSES

         Other expenses, primarily finance charges, were $1,682,303 for the year ended December 31, 1998, an increase of $1,606,134 over the year ended December 31, 1997. The increase was primarily due to amortization of debt discount costs during the vesting period (the second and third quarters of 1998) of the conversion feature of the Company's convertible debentures; the amortization of debt issuance costs associated with the Company's convertible debentures; and interest expense on the convertible debentures.


NET LOSS

         Net loss for the year ended December 31, 1998 was $16,935,972, a $11,118,606, or approximately 191%, increase over the net loss of $5,817,366 for the year ended December 31, 1997. Net loss from continuing operations was $16,516,999, a $11,645,395, or approximately 239%, increase over the net loss of $4,871,604 for the year ended December 31, 1997. The increase in net loss was due primarily to non-cash and non-recurring charges of approximately $10.3 million in 1998.

         Excluding the non-recurring charges of approximately $10.3 million, the net loss was approximately $6.6 million, an approximately $800,000 increase over the net loss for the year ended December 31, 1997. The non-recurring charges included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and ETI in 1996 ($7.76 million).


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

         Revenues for the year ended December 31, 1997 were $19.6 million, an approximately 54% increase over revenues for the year ended December 31, 1996. The increase was primarily due to the recognition of a full year of revenue from wholly-owned subsidiary ETI in 1997, compared to three months of revenue from ETI in 1996. ETI was acquired in October 1996.

GROSS MARGIN

         Gross margin as a percentage of revenues for the year ended December 31, 1997 was 51%, up from 28% for the year ended December 31, 1996, due to the addition of high margin sales and account management commissions from ETI, a sales agency for a number of major telecommunications companies.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 1997 were $13,503,540, an increase of $5,248,453, or 64%, over the year ended December 31, 1996, due to an increase in the Company's sales, marketing and distribution initiatives in the United States (primarily due to the October 1996 acquisition of ETI and its sales force) and the Far East.

RESEARCH AND DEVELOPMENT EXPENSES

         The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the year ended December 31, 1997, the Company's research and development expenses were $1,031,814, a 13% decrease over the year ended December 31, 1996. Expenses in 1996 had been somewhat higher than historical levels, due to an expansion in the research and development workforce to accommodate projects related to forthcoming generations of the Omega(TM) product line and other software projects. Many of those projects were completed or were winding down by first quarter 1997, and the workforce -- primarily at subsidiary VSI Solutions, Inc. -- was reduced.

OTHER EXPENSES/INCOME TAXES

         Non-operating expenses and income taxes for the year ended December 31, 1997 were $269,410, a 94% increase over non-operating expenses and income taxes for the year ended December 31, 1996. The increase was primarily due to the payment of state taxes in Rhode Island by ETI, which was profitable in 1997.

NET LOSS

         Net loss for the year ended December 31, 1997 was $5,817,366, a 13% improvement over the net loss for the year ended December 31, 1996. Excluding a charge to reflect obsolescence of certain inventory of approximately $2.1 million, the net loss for the year was approximately $3.7 million, a 44% improvement over 1996. The decrease in the loss was primarily due to a 54% increase in revenues and a substantial improvement in gross margins.

LIQUIDITY AND SOURCES OF CAPITAL

General

         As of December 31, 1998, the Company had cash and cash equivalents of $1,134,231. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, short-term debt and approximately $600,000 in accrued but unpaid sales tax obligations, the Company will require additional funding in 1999. This additional funding could be in the form of the sale of assets, debt, equity, or a combination. A further reduction in operating expenses has also been effected in order to maximize the Company's allocation of cash resources. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

         On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures") to Thomson Kernaghan & Co. Ltd. ("Thomson Kernaghan"), the proceeds of which were utilized for working capital purposes. The debentures were convertible into shares of common stock of the Company at the option of the holder at the lesser of (i) $8.00 per share or
(ii) 85% of the average closing bid price of the Company's common stock. The debenture holder was also granted warrants to purchase 9,375 shares of common stock of the Company, at an exercise price of $2.40 per share. An agent involved in the placement of the debentures received warrants to purchase 9,375 shares of common stock of the Company, at an exercise price of $10.00 per share.

         During the year, $710,000 of debentures, plus accrued interest of $13,531, were converted by the debenture holder into 445,956 shares of common stock of the Company. The Company also paid $128,858 in accrued interest and fees.

         Also, in November 1998, $1,440,000 of debentures were redeemed by the Company at face value as follows: (i)$1,040,000 of debentures were bought back at face value on October 1, 1998 (at which time the Company paid $128,858 in accrued interest and fees); and (ii) $400,000 of debentures were bought back at face value on November 16, 1998 (at which time the Company paid a fee of $50,000). The remaining debentures were converted on November 16, 1998 into a $900,000 term note to Thomson Kernaghan, at an interest rate of 14% per annum, due on or before May 16, 1999. At that time, Thomson Kernaghan was issued warrants to purchase 25,000 shares of common stock of the Company, at an exercise price of $2.40 per share.

         Of the 445,956 shares issued upon conversion of the debentures, 50,000 shares were held in escrow at December 31, 1998, with 25,000 of these shares issued in January 1999 and 25,000 issued in February 1999. To secure payment of the note, VSI granted the debt holder a security interest in VSI's seven patents issued by the U.S. Patent & Trademark Office. In the event of default, the debt holder could foreclose on its security interest in the patents.

         VSI has not paid a $300,000 installment of principal under the term note, which installment was due February 16, 1999. The failure to make this payment subjects VSI to a $30,000 per month penalty fee until the full balance is repaid. If VSI does not repay the note on or before May 16, 1999, VSI will be obligated to pay the debt holder an additional penalty of $30,000 on the 16th of each month until the debt is paid. As of March 30, 1999, the outstanding balance under this note, including accrued interest and penalties, was $1,006,257.

         The Company is currently negotiating with Thomson Kernaghan to restructure the term note. The restructuring of this note may involve a cash payment by the Company and the issuance of shares of common stock of the Company to Thomson Kernaghan to repay the note. If the debt to Thomson Kernaghan cannot be restructured, Thomson Kernaghan may take possession of the Company's patents which secure this debt. In the event the Company is unable to license this technology from Thomson Kernaghan, the Company will be unable to manufacture, sell and service its videoconferencing systems. See "Factors Affecting Future Performance."

         The cash redemption of a portion of the convertible debentures was funded in part from the proceeds of a private placement of term notes by the Company in October and November of 1998. The notes mature on March 31, 2000 and accrue interest at an annual rate of prime plus 3% per annum. Purchasers of notes also received a warrant to purchase one share of common stock of the Company for each $8.00 of notes purchased. Warrants have an exercise price of $1.68 per share and are exercisable commencing on April 1, 2000. The Company is delinquent in the payment of approximately $35,000 of interest due March
31, 1999 with respect to these term notes. Payment of this amount has been deferred pending resolution of the Company's negotiation regarding the restructuring of the Thomson Kernaghan term note.

         In December 1998, the Company received $250,000 from the sale of the Company's investment in Educational Video Conferencing, Inc., a New York-based provider of distance education services. In October 1998, the Company received $243,000 from the sale of the Company's investment in Global TeleMedix, Inc., a Massachusetts-based provider of telemedicine software.

         In October, 1998, the Board of Directors of the Company authorized a stock repurchase program pursuant to which management is authorized to repurchase up to 250,000 shares of common stock of the Company. As of March 15, 1999, the Company had not repurchased any shares of its common stock. Any future purchases will be financed from the Company's cash reserves.

Credit Facilities

         VSI

         Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At December 31, 1998, approximately $83,000 was owed to Fidelity Funding.

         ETI

         On October 8, 1998, ETI entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to additional payment of commitment fees by ETI, to $5,000,000. If any account receivable is not paid within 90 days, ETI is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of December 31, 1998, approximately $1,403,000 was owed to RFC Capital, Inc.

         INS

         In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3% per annum. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivable, inventory and fixed assets of INS. At December 31, 1998, approximately $248,000 was owed to Presidential Financial Corporation.

         With INS ceasing operations on December 31, 1998, VSI is obligated to repay the balance owed Presidential Financial Corporation. On March 31, 1999, that amount was approximately $138,000. The Company expects to repay the full amount during 1999 upon the collection of outstanding INS accounts receivable.

         VSI n.v.

         In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides
Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of 5% per annum. The credit facility is secured by 137,500 shares of common stock of the Company, held in escrow by Kredietbank, n.v. At December 31, 1998, approximately $253,000 was owed to Kredietbank, n.v.

         At December 31, 1998, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $166,000, of which approximately $157,000 was outstanding at that time.

OPERATING LOSS CARRYFORWARDS

         As of December 31, 1998, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $29,389,000 available to reduce future taxable income through 2013. The Company also has investment and research and experimental credits of approximately $89,000 available to reduce future income taxes payable through 2013. During 1993, the Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

         Videoconferencing Systems, n.v. has net operating loss carryforwards of approximately $3,350,000 that can be used to offset future taxable income. These carryforwards can be carried forward indefinitely. The resulting deferred income tax asset has been reduced to zero by a related valuation allowance.

YEAR 2000

         The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

         The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. Most are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000. Also, the primary accounting system is not currently Year 2000 compliant, and management plans during 1999 to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any accounting software problems associated with Year 2000.

         With respect to the production of its own proprietary software and hardware, the Company has taken the necessary steps to ensure that its proprietary technology is Year 2000 compliant. The Company's videoconferencing products use PC controllers of recent vintage that are computed in and displayed in four-digit format. In addition, the Company's Omega(TM) software uses "C" libraries that compute the date based on a count of the number of seconds from January 1970. Those software libraries are in no danger of being out of compliance before the year 2038.

         Also, the Company has surveyed the vendors who supply key computer-based components for its videoconferencing systems and services, and found that all are Year 2000 compliant. The Company will continue to monitor and assess the Year 2000 situation on an ongoing basis, especially in its dealings with new vendors or suppliers, and will take appropriate corrective action as needed.

         Contingency planning is a normal part of VSI's sales cycle, given lead time for parts and installation windows. VSI has included Year 2000 concerns into normal contingency planning without forming a separate department of task force to address these concerns. The Company has not developed a separate Year 2000 contingency plan, since to date no adverse effect from the Year 2000 issue has been identified. Should it be determined that any major vendors, service providers or partners may be negatively impacted by the Year 2000 issue, the Company will develop contingency plans for affected areas or make use of alternate suppliers.

         Expenditures for the Year 2000 project have to date been immaterial and are being expensed as incurred. These expenditures have not had, and are not expected to have, a material impact on the consolidated financial position, results of operation or cash flows of the Company.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. (See "Risk Factors" in the section that follows).

FACTORS AFFECTING FUTURE PERFORMANCE

         The Company is subject to the risks associated with being wholly dependent upon the performance of its subsidiaries. The following summarizes certain of the risks inherent in the Company's business:

         Working Capital Requirements; Need for Additional Financing. The Company will require additional capital or other financing to finance its operations and continued growth. The Company may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. There can be no assurance that the Company will be able to obtain such financing when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         No History of Profitability. After 13 years of operations, the Company has not reported any profits for a full year of operations. There can be no certainty regarding the Company's ability to achieve or sustain profitability in the future. Whether or not the Company is able to operate profitably, the Company will require additional capital to finance its operations.

         Restructuring of Indebtedness. The Company is currently in negotiations to restructure all indebtedness of the Company owing to Thomson Kernaghan, which currently totals approximately $1.0 million. A substantial portion of this indebtedness may be retired in exchange for the issuance of shares of common stock of the Company, which will dilute the ownership of the Company's Shareholders. Additionally, sales and potential sales of substantial amounts of common stock of the Company in the public market could adversely affect the prevailing market prices for the common stock and impair the Company's ability to raise additional capital through the sale of equity securities.

         The failure of the Company to restructure its indebtedness to Thomson Kernaghan would result in the Company being unable to repay the term note when it comes due in May 1999. The failure of the Company to timely repay this indebtedness may result in Thomson Kernaghan taking possession of the Company's patents, which have been pledged by the Company as collateral for this debt. If Thomson Kernaghan takes possession of the patents, the Company will no longer have any rights in the technology described therein. To continue to be able to sell its videoconferencing products, which embody the technology covered by the patents, the Company will be required to license this technology from Thomson Kernaghan. There can be no assurance that any such license will be granted on commercially reasonable terms or at all. Accordingly, if the Company is unable to restructure its debt with Thomson Kernaghan, and is unable to license the technology covered by the patents on commercially reasonable terms, it will be unable to continue to sell its videoconferencing products, in which event, the Company may seek protection under federal bankruptcy laws.

         Integration of Acquired Businesses. An important element of the Company's growth strategy is to expand through acquisitions. The Company's future success is dependent upon its ability to finance and effectively integrate acquired businesses with the Company's operations. There can be no assurance that past or future acquisitions will be successfully integrated or that any such acquisition will otherwise be successful. In addition, the financial performance of the Company is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses. There can be no assurance that the Company's acquisition strategy will be successful.

         Technological Change and New Products. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better picture quality at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and price acceptable to the market will be a significant factor in the Company's ability to grow and to remain competitive. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

         Dependence on Third Parties. Substantially all of the Company's components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in price of one or more of these components or failure of a third-party supplier to remain competitive in functionality or price could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will not experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with the Company's anticipated new product line of videoconferencing systems could adversely affect the Company's business and operating results.

         Foreign Sales and Operations. During the year ended December 31, 1998, revenues from international sales represented approximately 27% of the Company's net product sales, as compared to 14% of net product sales during the year ended December 31, 1997. The Company's profitability and financial condition therefore will be impacted by the success of these foreign operations. International sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection and adverse tax consequences. Currency translation gains and losses on the conversion to United States dollars from international operations could contribute to fluctuations in the Company's results of operations. If for any reason exchange or price controls or other restrictions on the conversion or repatriation of foreign currencies were imposed, the Company's operating results could be adversely affected. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales and operations and, consequently, on the Company's operating results.

         Concentration of Customers. The Company sells videoconferencing and control systems and network services to a number of major customers. During the year ended December 31, 1998, approximately 37% of the Company's revenues were from Bell Atlantic. There can be no assurance that the loss of this or other customers will not have an adverse effect on the Company's operations.

         Dependence on Key Employees. The Company's development, management of its growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. The Company uses incentives, including competitive compensation and stock option plans, to attract and retain well-qualified employees. There can be no assurance, however, that the Company will continue to attract and retain personnel with the requisite capabilities and experience. The loss of one or more of the Company's key management or technical personnel also could adversely affect the Company. The Company does not have employment agreements with its key management personnel or technical employees. The Company's future success is also dependent upon its ability to effectively attract, retain, train, motivate and manage its employees. Failure to do so could have a material adverse effect on the Company's business and operating results.

         Competition. Competition in the video communications market is intense. In the videoconferencing market, the Company's primary competitors are PictureTel Corporation, VTEL Corporation and Polycom Inc. The Company expects other competitors, some with significantly greater technical and financial resources, to enter the videoconferencing market. If the Company cannot continue to offer new videoconferencing products with improved performance and reduced cost, its competitive position will erode. Moreover, competitive price reductions may adversely affect the Company's results of operations.

         Fluctuations in Quarterly Performance. The Company's product sales have historically been derived primarily from the sale of videoconferencing systems and related equipment, the market for which is still developing. In addition, the Company's revenues occur predominantly in the third month of each fiscal quarter. Accordingly, the Company's quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. The Company's total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by the Company or its competitors, increased competition and reductions in average selling prices.

         No Assurance of Continued Trading Market in Company Securities. The Company's Common Stock is traded on the Nasdaq SmallCap Market. While the Company believes there are several securities broker/dealers making a market in the Company's Common Stock, there is no assurance that a public market for the Company's Common Stock will continue to be made or that persons purchasing the Company's securities will be able to avail themselves of a public trading market for the Common Shares in the future.

         In order for the Company's Common Stock to be eligible for continued listing on the Nasdaq SmallCap Market, the Common Stock must, among other things, have a minimum bid price per share of $1.00 and net tangible assets of not less than $2.0 million. The Company's Common Stock currently is trading at a price below $1.00 per share and, as a result of the 1998 net loss, net tangible assets are less than $2.0 million, putting the Company in jeopardy of falling out of compliance with Nasdaq's continued listing requirements. There can be no assurance that the Company will remain in compliance with Nasdaq's continued listing requirements. If the Common Stock is delisted by Nasdaq, the trading market for the Common Stock could be adversely affected, as price quotations for the Common Stock will not be as readily obtainable.

         No Dividends. The Company has never paid cash dividends on its Common Stock and has no plans to pay cash dividends in the foreseeable future. The policy of the Company's Board of Directors is to retain all available earnings for use in the operation and expansion of the Company's business.

         Possible Issuance of Preferred Stock. The Company is authorized to issue up to 800,000 shares of Preferred Stock, $.00025 par value (the "Preferred Stock"). Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No Preferred Stock is currently outstanding and the Company has no present plans for the issuance thereof. The issuance of any Preferred Stock could affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock and make it less likely that holders of Common Stock would receive a premium for the sale of their shares of Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be issued to restrict the Company's ability to merge with or sell its assets to a third party.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997

Consolidated Statements of Operations for Years Ended December 31, 1998, 1997 and 1996

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants






To the Board of Directors and Stockholders of VSI Enterprises, Inc.


We have audited the accompanying consolidated balance sheet of VSI Enterprises, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Enterprises, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and the Company's current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Grant Thornton LLP

Atlanta, Georgia
March 5, 1999

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

         We conducted our audit in accordance with generally accepted auditing standards. Those standards requires that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Enterprises, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Atlanta, Georgia
April 12, 1999

                     VSI Enterprises, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS


                                                           1998             1997
                                                       -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents                           $ 1,134,231      $   859,684
   Accounts receivable, less allowance
     for doubtful accounts of $1,141,091
     and $415,989 at December 31, 1998
     and 1997, respectively                              5,975,254        5,703,560
   Inventories, less allowance for obsolescence
     of $1,677,440 and $178,235 at December 31,
     1998 and 1997, respectively                         1,059,142        2,464,818
   Demonstration inventory, net of allowance for
     obsolescence of $1,074,765 and $839,184 at
     December 31, 1998 and 1997, respectively              136,883          990,054
   Prepaid expenses and other current assets               164,088          404,181
   Current assets of discontinued operations, net          334,022          557,121
                                                       -----------      -----------

           Total current assets                          8,803,620       10,979,418
PROPERTY AND EQUIPMENT, net                              1,048,983        1,071,381

OTHER ASSETS OF DISCONTINUED OPERATIONS                         --          131,912
OTHER ASSETS
   Goodwill, net                                           955,688        9,020,715
   Software development costs, net                          75,349          658,052
   Other long-term assets                                   77,325        1,018,981
                                                       -----------      -----------
                                                         1,108,362       10,697,748
                                                       -----------      -----------


                                                       $10,960,965      $22,880,459
                                                       ===========      ===========





The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                                  December 31,



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           1998             1997
                                                       -----------      -----------

CURRENT LIABILITIES
   Current portion of notes payable                    $ 2,637,948      $ 1,143,012
   Short-term borrowings                                   157,376          154,938
   Accounts payable                                      2,235,852        3,036,587
   Accrued expenses                                      1,463,536          878,813
   Accrued commissions                                     501,515          849,078
   Deferred revenue                                      1,522,416          445,245
   Current liabilities of discontinued operations          334,022          781,862
                                                       -----------      -----------

           Total current liabilities                     8,852,665        7,289,535

NOTES PAYABLE, LESS CURRENT PORTION                      1,105,655               --

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                --               --
   Common stock, authorized 15,000,000 shares of
     $.001 par value; issued and outstanding
     12,300,144 and 11,546,242 shares at
     December 31, 1998 and 1997, respectively               12,300           11,546
   Additional paid-in capital                           48,209,039       45,976,291
   Accumulated deficit                                 (46,877,847)     (29,941,875)
   Cumulative comprehensive income                        (340,847)        (455,038)
                                                       -----------      -----------
                                                         1,002,645       15,590,924
                                                       -----------      -----------

                                                       $10,960,965      $22,880,459
                                                       ===========      ===========





The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,


                                                        1998               1997               1996
                                                    ------------       ------------       ------------
Revenue
   Videoconferencing systems                        $ 13,574,213       $ 12,168,107       $ 11,159,943
   Commissions from telephone network
     reselling                                         5,863,198          7,451,686          1,549,281
                                                    ------------       ------------       ------------
                                                      19,437,411         19,619,793         12,709,224
                                                    ------------       ------------       ------------

Costs and expenses
   Cost of videoteleconferencing systems              12,242,823          9,686,633          9,115,556
   Selling, general and administrative                13,023,732         13,503,540          8,255,087
   Research and development                              786,103          1,031,814          1,192,010
   Impairment loss                                     7,767,444                 --                 --
                                                    ------------       ------------       ------------

                                                      33,820,102         24,221,987         18,562,653
                                                    ------------       ------------       ------------

       Loss from operations                          (14,382,691)        (4,602,194)        (5,853,429)

Loss on sale of investments                              452,005                 --                 --
Other expenses, primarily financing charges            1,682,303             76,169            139,048
                                                    ------------       ------------       ------------

       Net loss from continuing operations
         before income taxes                         (16,516,999)        (4,678,363)        (5,992,477)

Income taxes                                                  --            193,241                 --
                                                    ------------       ------------       ------------

       Net loss from continuing operations           (16,516,999)        (4,871,604)        (5,992,477)

Discontinued operations
   Operating loss from discontinued operations          (763,705)          (945,762)          (714,417)
   Gain on disposal of a subsidiary                      344,732                 --                 --
                                                    ------------       ------------       ------------
   Loss from discontinued operations                    (418,973)          (945,762)          (714,417)
                                                    ------------       ------------       ------------

       NET LOSS                                     $(16,935,972)      $ (5,817,366)      $ (6,706,894)
                                                    ============       ============       ============

Net loss per common share
   Loss from continuing operations                  $      (1.38)      $      (0.45)      $      (0.66)
   Loss from discontinued operations                       (0.04)             (0.09)             (0.08)
                                                    ------------       ------------       ------------

                                                    $      (1.42)      $      (0.53)      $       (.74)
                                                    ============       ============       ============

Weighted average shares outstanding                   11,931,232         10,901,620          9,119,233
                                                    ============       ============       ============

The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996



                                                                        Common stock
                                                                  --------------------------    Additional
                                                                    Number of                     paid-in        Accumulated
                                                                     Shares        Par value      capital          deficit
                                                                  -----------      ---------    -----------      ------------
Balance, December 31, 1995                                         35,007,176       $8,751      $28,091,591      $(17,417,615)
                                                                  -----------       ------      -----------      ------------

Net loss for the year                                                      --           --               --        (6,706,894)
   Other comprehensive income
     Foreign currency translation adjustment                               --           --               --                --
                                                                  -----------       ------      -----------      ------------
       Comprehensive income                                                --           --               --        (6,706,894)
                                                                  -----------       ------      -----------      ------------

Reverse common stock split                                        (26,255,382)          --               --                --
Issuance of common shares in lieu of cash compensation                 27,694           28          139,464                --
Issuance of common shares for employee stock purchase plan             11,119           11          109,413                --
Exercise of stock options                                              76,408           76          298,789                --
Issuance of common shares for products and services                    62,500           63          599,946                --
Issuance of common shares for conversion of notes payable              61,204           61          337,052                --
Private placement of common shares, net of issuance costs
  of $41,998                                                          280,590          281        2,388,247                --
Issuance of  common shares for acquisition of
  Eastern Telecom, Inc.                                               501,835          502        5,499,498                --
Issuance of  common shares for conversion of
  convertible debentures                                              105,918          106          758,005                --
                                                                  -----------       ------      -----------      ------------





                                                                         Other
                                                                     comprehensive
                                                                         income            Total
                                                                     -------------     ------------
Balance, December 31, 1995                                             $(147,669)      $ 10,535,058
                                                                       ---------       ------------

Net loss for the year                                                         --         (6,706,894)
   Other comprehensive income
     Foreign currency translation adjustment                            (141,005)          (141,005)
                                                                       ---------       ------------
       Comprehensive income                                             (141,005)        (6,847,899)
                                                                       ---------       ------------

Reverse common stock split                                                    --                 --
Issuance of common shares in lieu of cash compensation                        --            139,492
Issuance of common shares for employee stock purchase plan                    --            109,424
Exercise of stock options                                                     --            298,865
Issuance of common shares for products and services                           --            600,009
Issuance of common shares for conversion of notes payable                     --            337,113
Private placement of common shares, net of issuance costs
  of $41,998                                                                  --          2,388,528
Issuance of  common shares for acquisition of
  Eastern Telecom, Inc.                                                       --          5,500,000
Issuance of  common shares for conversion of
  convertible debentures                                                      --            758,111
                                                                       ---------       ------------


                     VSI Enterprises, Inc. and Subsidiaries

              For the years ended December 31, 1998, 1997 and 1996



                                                                        Common stock
                                                                  --------------------------    Additional
                                                                    Number of                     paid-in        Accumulated
                                                                     Shares        Par value      capital          deficit
                                                                  -----------      ---------    -----------      ------------
Balance, December 31, 1996                                          9,879,062        9,879       38,222,005       (24,124,509)
                                                                  -----------       ------      -----------      ------------

Net loss for the year                                                      --           --               --        (5,817,366)
   Other comprehensive income
     Foreign currency translation adjustment                               --           --               --                --
                                                                  -----------       ------      -----------      ------------
       Comprehensive income                                                --           --               --        (5,817,366)
                                                                  -----------       ------      -----------      ------------

Issuance of common shares for products and services                   137,500          138          650,001                --
Issuance of common shares for conversion of
   convertible debentures                                             866,368          866        4,352,772                --
Issuance of common shares for employee stock purchase plan             36,653           37          156,002                --
Issuance of common shares for conversion of private placement         563,471          563        2,486,937                --
Exercise of stock options                                              63,188           63          108,574                --
                                                                  -----------       ------      -----------      ------------

Balance, December 31, 1997                                         11,546,242       11,546       45,976,291       (29,941,875)
                                                                  -----------       ------      -----------      ------------

Net loss for the year                                                      --           --               --       (16,935,972)
   Other comprehensive income
     Foreign currency translation adjustment                               --           --               --                --
                                                                  -----------       ------      -----------      ------------
       Comprehensive income                                                --           --               --       (16,935,972)
                                                                  -----------       ------      -----------      ------------

Issuance of common shares for products and services                   237,500          238          516,606                --
Issuance of common shares for conversion of
   convertible debentures                                             445,956          446          702,097                --
Issuance of common shares for employee stock purchase plan             20,446           20           59,019                --
Exercise of stock options                                              50,000           50          124,969                --
Issuance of stock warrants                                                 --           --          830,057                --
                                                                  -----------      -------      -----------      ------------

Balance, December 31, 1998                                         12,300,144      $12,300      $48,209,039      $(46,877,847)
                                                                  ===========      =======      ===========      ============




                                                                          Other
                                                                      comprehensive
                                                                          income            Total
                                                                      -------------     ------------
Balance, December 31, 1996                                               (288,674)        13,818,701
                                                                        ---------       ------------

Net loss for the year                                                          --         (5,817,366)
   Other comprehensive income
     Foreign currency translation adjustment                             (166,364)          (166,364)
                                                                        ---------       ------------
       Comprehensive income                                              (166,364)        (5,983,730)
                                                                        ---------       ------------

Issuance of common shares for products and services                            --            650,139
Issuance of common shares for conversion of
   convertible debentures                                                      --          4,353,638
Issuance of common shares for employee stock purchase plan                     --            156,039
Issuance of common shares for conversion of private placement                  --          2,487,500
Exercise of stock options                                                      --            108,637
                                                                        ---------       ------------

Balance, December 31, 1997                                              $(455,038)      $ 15,590,924
                                                                        ---------       ------------

Net loss for the year                                                          --        (16,935,972)
   Other comprehensive income
     Foreign currency translation adjustment                              114,191            114,191
                                                                        ---------       ------------
       Comprehensive income                                               114,191        (16,821,781)
                                                                        ---------       ------------

Issuance of common shares for products and services                            --            516,844
Issuance of common shares for conversion of
   convertible debentures                                                      --            702,543
Issuance of common shares for employee stock purchase plan                     --             59,039
Exercise of stock options                                                      --            125,019
Issuance of stock warrants                                                     --            830,057
                                                                        ---------       ------------

Balance, December 31, 1998                                              $(340,847)      $  1,002,645
                                                                        =========       ============

The accompanying notes are an integral part of this statement.

                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                           1998               1997              1996
                                                       ------------       -----------       -----------

Cash flows from operating activities:
   Net loss                                            $(16,935,972)      $(5,817,366)      $(6,706,894)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                      1,838,296         1,438,054         1,420,547
       Provision for doubtful accounts                    1,903,248           176,174            62,000
       Allowance to reduce inventory to
         lower of cost or market                          1,499,205          (315,645)          250,000
       Issuance of common stock in
         lieu of cash compensation                               --                --           139,492
       Loss on sale of property and equipment                    --                --            28,145
       Impairment loss                                    7,767,444                --                --
       Loss on sale of investments                          452,005                --                --
       Gain on disposal of discontinued
         operations                                        (344,732)               --                --
       Changes in related assets and
         liabilities, net of businesses acquired:
           Accounts receivable                           (2,055,078)         (900,018)        2,797,035
           Inventories                                     (211,748)          584,122           794,139
           Demonstration inventory                          617,590           568,877        (1,491,934)
           Prepaid expenses and other
              current assets                                108,986           (73,230)          344,616
           Accounts payable                                (156,758)          991,498          (139,772)
           Accrued expenses                                 806,863           339,554          (746,742)
           Deferred revenue                               1,015,238          (218,484)          289,483
                                                       ------------       -----------       -----------
              Net cash used in operating
                activities                               (3,695,413)       (3,226,464)       (2,959,885)
                                                       ------------       -----------       -----------

Cash flows from investing activities:
   Cash paid for business acquisitions,
     net of cash acquired                                        --                --        (3,668,131)
   Proceeds from sale of property and
     equipment                                                   --                --            30,314
   Purchases of property and equipment                     (381,348)         (400,230)         (418,304)
   Capitalized software development costs                        --           (77,886)         (153,007)
   Other assets                                                  --          (442,596)         (405,760)
   Proceeds from sale of investments                        492,776                --                --
                                                       ------------       -----------       -----------
              Net cash provided by (used in)
                investing activities                        111,428          (920,712)       (4,614,888)
                                                       ------------       -----------       -----------

                     VSI Enterprises, Inc. and Subsidiaries

                            Year ended December 31,




                                                           1998               1997              1996
                                                       ------------       -----------       -----------

Cash flows from financing activities:
   Change in notes payable and short-term
     borrowings, net                                      2,008,468          (586,588)       (2,062,849)
   Proceeds from convertible debentures                   3,000,000                --         5,000,000
   Cash redemption of convertible debentures             (1,440,000)               --                --
   Proceeds from exercise of stock options
     and warrants, net of related costs                     125,000           264,676           298,865
   Proceeds from issuance of common stock,
     net of issuance costs                                   59,058           650,139           109,424
   Proceeds from private placement
     financings, net of issuance costs                           --         2,487,500         2,388,528
                                                       ------------       -----------       -----------

         Net cash provided by financing
           activities                                     3,752,526         2,815,727         5,733,968
                                                       ------------       -----------       -----------

Effect of exchange rate changes on cash
   and cash equivalents                                     114,191           (62,727)         (101,623)
                                                       ------------       -----------       -----------

         Increase (decrease) in cash
           and cash equivalents                             282,732        (1,394,176)       (1,942,428)

Change in cash and cash equivalents included
   in current assets of discontinued operations              (8,185)           (6,325)               --

Cash and cash equivalents at beginning
   of year                                                  859,684         2,260,185         4,202,613
                                                       ------------       -----------       -----------

Cash and cash equivalents at end of year               $  1,134,231       $   859,684       $ 2,260,185
                                                       ============       ===========       ===========

                     VSI Enterprises, Inc. and Subsidiaries

                            Year ended December 31,



                                                          1998            1997              1996
                                                       ---------       -----------       -----------

Supplementary disclosure:
   Interest paid                                       $ 411,439       $   247,744       $   357,216
                                                       =========       ===========       ===========
   Income taxes paid                                   $      --       $   180,000       $        --
                                                       =========       ===========       ===========


Supplemental schedule of noncash
investing and financing activities:

Noncash investing and financing activities:
   Conversion of debt to common stock                  $ 702,543       $ 4,353,638       $ 1,095,224
                                                       =========       ===========       ===========

   Common stock issued for products and
     services                                          $ 516,844       $   650,139       $   600,009
                                                       =========       ===========       ===========

Acquisition of businesses
   Fair value of assets acquired                       $      --       $        --       $ 9,540,923
   Cash paid                                                  --                --        (3,685,128)
   Common stock and options issued                            --                --        (5,500,000)
                                                       ---------       -----------       -----------

   Liabilities assumed                                 $      --       $        --       $   355,795
                                                       =========       ===========       ===========













The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

VSI Enterprises, Inc. was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), provides videoconferencing systems, software, and service; and commission-based reselling of telephone network services for telephone operating companies and related communication entities.

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

2. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

3. Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

4. Inventories

Inventories consist of videoconferencing system components and parts and are valued at the lower of cost (first-in, first-out method) or market.

5. Demonstration Inventory

Demonstration inventory is stated at cost. Demonstration inventory allowance is provided for in amounts sufficient to reflect the asset at its estimated fair value.

6. Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on a straight-line basis.

7. Goodwill

The excess acquisition cost over the fair value of net assets of acquired businesses are amortized over 20 years on a straight-line basis. At December 31, 1998, an impairment loss of $6,995,211 was charged to operations as an impairment of the original goodwill recorded with the Company's acquisition of its telephone network reselling subsidiary, Eastern Telecom, Inc. ("ETI") due to a significant change in 1998 in ETI's anticipated income stream. Management decreased ETI's goodwill to its estimated value based on expected future undiscounted cash flows from ETI's operations. Also, based on changes in ETI's business, the remaining goodwill of $955,688 will be amortized over ten years on a straight-line basis. An additional

$577,077 impairment loss was recorded to eliminate all remaining goodwill related to the Company's European subsidiary. Management recorded the impairment loss in light of the Company's European subsidiary's continuing operating losses and expectations of future losses. Accumulated amortization of goodwill was $8,867,611 and $802,584 at December 31, 1998 and 1997, respectively.
Amortization charged to operations (exclusive of the impairment loss) was $492,739, $492,738 and $156,784 for the years ended December 31, 1998, 1997 and
1996, respectively.


8. Software Development Costs

All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,634,897 and $1,052,194 at December 31, 1998 and 1997, respectively.
Amortization expense charged to operations was $582,703, $399,945, and $416,407 for the years ended December 31, 1998, 1997 and 1996, respectively.

9. Investments

The Company accounts for investments in entities in which it owns less than 20% under the cost method. At December 31, 1997, other long-term assets included $944,781 representing the Company's cost investments in Global Telemedix and Educational Video Conferencing ("EVC"). Global Telemedix provides computer hardware and software to healthcare providers and EVC acts as a marketing and technological bridge between higher education institutions and corporations. During 1998, the Company sold its investments in these companies resulting in a loss of $452,005. At December 31, 1998 and 1997, receivables outstanding from investees were approximately $0 and $250,000, respectively. In addition, sales to investees were approximately $116,000, $1,038,000 and $35,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10. Accounting for Impairments in Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. At December 31, 1998, the Company recorded a charge against operations of $7,572,288 related to the writedown of goodwill previously recorded upon the Company's acquisition of its European subsidiary and telephone network reselling subsidiary (Note A-7). The Company recorded an additional impairment charge of $195,156 related to the writedown of the its European subsidiary's net asset value to zero based on the European subsidiary's continuing losses. Management believes that remaining long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

11. Foreign Currency Translation

The asset and liability accounts of the Company's foreign subsidiaries are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Stockholders' equity is translated at historical rates. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholder's equity.

Translation gains and losses were not significant for any period presented.

12. Revenue Recognition

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

13. Income Taxes

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

14. Stock Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 required that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note H).

15. Net Loss Per Common Share

In 1997, the Company adopted SFAS No. 128, Earnings Per Share. That statement requires the disclosure of basic net earnings (loss) per share and diluted net earnings (loss) per share when different from basic. Basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share gives effect to all potentially dilutive securities. There is no difference between basic loss per share and diluted loss per share for any period presented.

During 1998, the shareholders approved a one-for-four reverse common stock split, effective January 15, 1999 to shareholders of record on January 14, 1999. All references to shares of common stock, stock options and per share amounts have been restated to reflect this reverse common stock split.

16. Fair Value of Financial Instruments

The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

17. Technological Change and New Products

The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better videoconferencing picture quality at reduced prices. The introduction of products embodying new technology may render existing products obsolete and unmarketable. The Company's ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality at a price acceptable to the market, will be a significant factor in the Company's ability to grow and to remain competitive. If the Company is unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, the Company's business and operating results will be materially and adversely affected.

18. Dependence on Third Parties

Substantially all of the Company's components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in the price of one or more of these components, or failure of a third party supplier to remain competitive in functionality or price could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will not experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with the Company's anticipated new product line of videoconferencing systems could adversely affect the Company's business and operating results.

19. Foreign Sales and Operations

International sales and operations are subject to inherent risks, including difficulties and delays in obtaining pricing approvals and reimbursement, unexpected changes in regulatory requirements, tariffs and other barriers, political instability, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection and adverse tax consequences. Currency translation gains and losses on the conversion to United States dollars and international operations could contribute to fluctuations in the Company's results of operations. If for any reason, exchange or price controls or other restrictions on the conversion or repatriation of foreign currencies were imposed, the Company's operating results could be adversely affected. There can be no assurance that these factors will not have an adverse impact on the Company's future international sales and operations and, consequently, on the Company's operating results.

20. Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.


NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through March 5, 1999. Also, the Company has defaulted on the first installment of $300,000 due February 16, 1999 on its term note payable (Note F) an additional installment of $600,000 is due on May 16, 1999. In addition, the Company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company has undertaken a restructuring of the business operations that, when implemented, is intended to achieve profitable operations and provide positive operating cash flows as well as provide for additional equity capital investments. Subsequent to year end, the company has reviewed its operating expenses and substantially reduced fixed management and overhead expenses. Management also intends to close and or spin off non-strategic business operations and has recognized asset impairment losses that reflect its decisions.

NOTE C - MERGERS AND ACQUISITIONS

   INS Merger

   On June 25, 1996, the Company, through its wholly-owned subsidiary, INS Acquisition Co., issued 120,418 shares of its common stock in exchange for all of the outstanding common stock of Integrated Network Services, Inc. ("INS"). The merger has been accounted for as a pooling of interests and accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of INS for all periods prior to the merger. During 1998, the company discontinued operations of INS (see Note D). INS provided integration services for local and wide area networks.

   Separate results of operations for the periods prior to the merger are as follows for the year ending December 31, 1996.

       Revenue:
         VSI                                                                          $  12,709,224
         INS                                                                              4,346,723
                                                                                      -------------

                                                                                      $  17,055,947
                                                                                      =============

       Net (loss) earnings from continuing operations:
         VSI                                                                          $  (5,992,477)
         INS                                                                               (714,417)
                                                                                      -------------

                                                                                      $  (6,706,894)
                                                                                      =============

       Net loss:
         VSI                                                                          $  (5,992,477)
         INS                                                                               (714,417)
                                                                                      -------------

                                                                                      $  (6,706,894)
                                                                                      =============


   Acquisitions

   In October 1996, the Company acquired all of the outstanding common stock of Eastern Telecom, Inc. ("ETI") in exchange for 501,835 shares of VSI common stock, 31,939 options to purchase VSI common stock at less than $.04 per share and $3,500,000 in cash. The cash portion of the purchase was funded from the issuance of $5,000,000 of convertible debentures. The acquisition was valued at approximately $9,185,000 including acquisition costs of approximately $185,000. ETI is engaged in the selling of network services of telephone operating companies and long distance carriers.

   The ETI acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated to assets and liabilities based on their estimated fair values at the date of acquisition. Results of operations of ETI have been included in the consolidated financial statements from the respective date of acquisition. Goodwill of approximately $9,000,000 related to the purchase was being amortized on a straight-line basis over 20 years. At December 31, 1998, the Company recorded an impairment loss on this goodwill of $6,995,211 and reduced the amortization period to ten years reflecting 1998 changes in ETI's business and based on expected future undiscounted cash flows from ETI's operations (Note A-7).

NOTE D - DISCONTINUED OPERATIONS

   During the fourth quarter of 1998, the Company discontinued operations of its system integration subsidiary, Integrated Network Services, Inc. Accordingly, operating results for the discontinued operation have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for the years ended December 31, 1998, 1997 and 1996. Summary operating results of the discontinued system integration operations are as follows:

                                                                        1998             1997             1996
                                                                    ------------     ------------     ------------

       Revenues                                                     $  1,518,952     $  2,145,388     $  4,346,723
       Costs and expenses                                              2,282,657        3,091,150        5,061,140
                                                                    ------------     ------------     ------------

         Loss from discontinued operations                          $   (763,705)    $   (945,762)    $   (714,417)
                                                                    ============     ============     ============

   Assets and liabilities of the discontinued system integration operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows:

                                                                                         1998              1997
                                                                                       --------          --------

         Cash and cash equivalents                                                     $ 14,510          $  6,325
         Accounts receivable                                                            319,512           439,376
         Inventories                                                                         --            76,936
         Other current assets                                                                --            34,484
         Property and equipment                                                              --           123,527
         Other assets                                                                        --             8,385
                                                                                       --------          --------

           Total assets                                                                $334,022          $689,033
                                                                                       ========          ========

         Notes payable                                                                 $248,116          $279,355
         Accounts payable                                                                    --           364,960
         Accrued expenses                                                                85,906            75,615
         Deferred revenue                                                                    --            61,932
                                                                                       --------          --------

           Total liabilities                                                           $334,022           781,862
                                                                                       ========          ========

   The Company recognized a gain on disposal of the system integration segment at December 31, 1998 of approximately $345,000.

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 1998 and 1997:

                                                                                  Estimated
                                                                                   Service
                                               1998               1997               Life
                                            -----------        -----------        ----------

Machinery and equipment                     $ 3,468,988        $ 3,199,101        3-10 years
Furniture and fixtures                          723,132            668,132          10 years
Leasehold improvements                          203,656            169,857           5 years
                                            -----------        -----------
                                              4,395,776          4,037,090
Less accumulated depreciation                (3,346,793)        (2,842,182)
Less amounts included in other assets
  of discontinued operations                         --           (123,527)
                                            -----------        -----------

                                            $ 1,048,983        $ 1,071,381
                                            ===========        ===========


Depreciation expense charged to operations was approximately $527,000, $562,000 and $814,000 for the years ended December 31, 1998, 1997 and 1996, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.


NOTE F - NOTES PAYABLE AND SHORT-TERM BORROWINGS

  Notes Payable
  -------------
                                                                                             1998                1997
                                                                                          ----------          ----------

    VSI line of credit; provides for maximum borrowings of $4,000,000, limited to 80% of eligible accounts receivable, interest payable monthly at the prime rate plus 2% (9.75% at December 31, 1998); collateralized by
      accounts receivable, certain property and equipment and inventory of VSI.           $   82,556          $  905,684

    VSI term note payable in two installments of $300,000 and $600,000 due on
      February 16, 1999 and May 16, 1999, respectively. Interest is payable upon retirement of note at 14%; collateralized by security interests in certain patents owned by VSI. Failure to pay the installments on these respective due dates will result in a penalty of $30,000 per month until
      the note is retired.                                                                   900,000                  --

    VSI term notes payable due on March 31, 2000; interest payable quarterly at the prime rate plus 3% (10.75% at December 31, 1998). These term notes are unsecured. The term notes payable are shown net of debt discount of
      $227,345.                                                                            1,105,655                  --

    INS line of credit; provides for maximum borrowings of $750,000, limited to
      80% of eligible accounts receivable; interest payable monthly at the prime rate plus 3% (10.75% at December 31, 1998); collateralized by
      accounts receivable, property and equipment and inventory of INS.                      248,116             279,355

    ETI line of credit; provides for maximum borrowings of $1,500,000, limited to 90% of eligible accounts receivable; interest payable monthly at the prime rate plus 2.75% (10.50% at December 31, 1998); collateralized by
      eligible accounts receivable of ETI.                                                 1,402,523             210,543

    Note payable to bank of European subsidiary; provides for maximum borrowings of approximately $550,000; interest payable monthly at 5%
      This note is secured by 137,500 shares of the Company held in escrow by
      the European bank.                                                                     252,869              26,785
                                                                                          ----------          ----------
                                                                                           3,991,719           1,422,367
    Current portion of notes payable                                                       2,637,948           1,143,012
                                                                                          ----------          ----------
                                                                                           1,353,771             279,355
    Less notes payable included in current
      liabilities of discontinued operations                                                 248,116             279,355
                                                                                          ----------          ----------

                                                                                          $1,105,655          $       --
                                                                                          ==========          ==========

   In 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (the "Statement"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. At December 31, 1998 and 1997, the Company has recognized approximately $1,733,000 and $1,396,000 of accounts receivable financing, respectively, as notes payable in the accompanying balance sheets.

   During 1996, note agreements with directors were terminated. The remaining balances of these notes of $299,656 plus accrued interest of $37,457 were retired by the issuance of 61,204 common shares. Interest expense under notes due to directors totaled approximately $0, $0 and $16,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   In March 1998, the Company secured a working capital loan for approximately $2.0 million from AmTrade International Bank of Georgia. The loan was guaranteed by the Export-Import Bank of the United States, and was collateralized by a letter of credit from a VSI customer. Funds were used for pre-/post-export financing for the manufacture and delivery of videoconferencing equipment in China. The interest rate was prime plus 2.5%. Repayment was made in 1998 through proceeds of the letter of credit, which was applied first to the loan principal and interest, with the remaining amount remitted to VSI. Interest expense related to this note was approximately $57,000 for the year ended December 31, 1998.

   During September 1998, the Company began offering $3,000,000 of term notes. A minimum of $5,000 is required for each subscription and each purchaser of the term notes receives warrants to purchase shares of common stock of the company on the basis of one warrant for each $8.00 of term notes purchased. The warrants have a term of five years, expiring on October 1, 2003 and become exercisable on April 1, 2000 at an exercise price of $1.68 per share. At December 31, 1998, the Company has issued $1,333,000 of term notes and 166,625 warrants. The Company has valued these warrants at $270,645 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. This warrant value is recorded as debt discount to be amortized to interest expense over the period until the warrants become exercisable on April 1, 2000. Interest expense related to these warrants was $43,300 for the year ended December 31, 1998.

   Short-Term Borrowings

   At December 31, 1998 and 1997, the company's foreign subsidiary had short-term borrowings which provided for maximum borrowings of approximately $166,000 and $219,000, respectively . These bank credit facilities are collateralized by the subsidiary's accounts receivable and inventory and bear interest at 7%. Outstanding borrowings under these agreements were $157,376 and $154,938 at December 31, 1998 and 1997, respectively.


NOTE G - CONVERTIBLE DEBENTURES

   On February 23, 1998, the Company issued $3,000,000 of 5% convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. In addition, the Company issued 9,375 common stock purchase warrants to the holder of the Debentures and 9,375 common stock purchase warrants to an agent involved in the transaction. The warrants, which expire on February 23, 2003, entitle the holder to purchase one common stock share of the Company at the price of $10.00. The Debentures were convertible at the lower of (i) $8.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the common stock for any three trading days in any 20-day period preceding the conversion. During the year, $710,000 of Debentures plus accrued interest of $13,531 were converted into 445,956 common shares; $1,440,000 of the Debentures were redeemed by the Company at face value and the remaining Debentures were converted into a $900,000 term note (see Note F). 50,000 shares of the 445,956 issued in connection with the conversion were held in escrow at December 31, 1998 with 25,000 of these issued in January 1999 and 25,000 issued in February 1999.

   On November 16, 1998, the Company issued an additional 25,000 stock purchase warrants to the holder of the Debentures to enable the Company to purchase the $1,440,000 outstanding Debentures at face value. The warrants, which expire on November 16, 2003, entitle the holder to shares of the common stock of the Company at a price of $2.40 per share. At this time, the Company also repriced the 9,375 warrants issued to the Debenture holder on February 23, 1998 to a price of $2.40 per share. This repricing had no impact on the consolidated statement of operations.

   In conjunction with the issuance of the 18,750 common stock warrants to the Debenture holder and agent, $529,412 of the debt issuance proceeds relating to the issuance of the Debentures was allocated to additional paid in capital in the accompanying consolidated balance sheet, to recognize the beneficial conversion feature of the Debentures. This debt discount was amortized to interest expense upon conversion and redemption of the Debentures and is included in other expenses in the consolidated statements of operations for the year ended December 31, 1998. In conjunction with the issuance of the additional 25,000 purchase warrants, the Company valued the warrants at $30,000 using the Black-Scholes option pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. This warrant value was recorded as interest expense upon issuance of the warrants.


NOTE H - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

   Stock Option Plan

   The Company's board of directors has approved a stock option plan which covers up to 915,514 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:



                                            1998                       1997                       1996
                                    --------------------      ---------------------      ---------------------
                                                Weighted                   Weighted                   Weighted
                                                 Average                    Average                    Average
                                                Exercise                   Exercise                   Exercise
                                    Shares        Price       Shares         Price       Shares         Price
                                    -------      -------      -------      --------      -------      --------

Outstanding, beginning of year      475,867      $  6.88      480,856      $   6.52      484,242      $   5.92
  Granted                           196,250         1.75       84,000          6.20      137,738          9.08
  Exercised                         (50,000)        2.50      (63,189)         3.36      (76,408)         3.92
  Forfeited                         (28,795)        7.82      (25,800)        10.76      (64,716)        10.32
                                    -------      -------      -------      --------      -------      --------

  Outstanding, end of year          593,322      $  5.46      475,867      $   6.88      480,856      $   6.52
                                    =======      =======      =======      ========      =======      ========

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Options Outstanding                         Options Exercisable
                               -------------------------------------------       ------------------------------
                                                   Weighted
                                                    Average       Weighted                             Weighted
             Range of               Number         Remaining       Average             Number           Average
             Exercise           Outstanding at    Contractual     Exercise         Exercisable at      Exercise
              Price            December 31, 1998  Life (Years)      Price        December 31, 1998       Price
             --------          -----------------  ------------    --------       -----------------     --------

          $ 1.00 - $ 1.87             142,500         9.78         $  1.08             38,750           $  1.14
          $ 2.50 - $ 3.76              60,667         8.02            2.80             29,417              2.63
          $ 4.25 - $ 5.25             208,793         7.78            5.04            152,126              4.98
          $ 5.50 - $ 7.76              57,333         6.62            6.77             53,166              6.80
          $ 8.50 - $ 9.87              64,792         6.78            9.22             64,132              9.22
          $11.00 - $14.75              41,600         7.30           13.83             37,354             13.80
                   $17.25              17,637         6.85           17.25             17,637             17.25
                                      -------         ----         -------            -------           -------

                                      593,322         8.00         $  5.46            392,582           $  6.75
                                      =======         ====         =======            =======           =======

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

                                      1998                1997                 1996
                                 --------------       -------------        -------------

Net loss
  As reported                    $  (16,935,972)      $  (5,817,366)       $  (6,706,894)
  Pro forma                         (17,248,878)         (6,490,242)          (7,509,903)

Net loss per common share
  As reported                    $        (1.42)      $       (0.53)       $       (0.74)
  Pro forma                               (1.45)              (0.60)               (0.84)


   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grants using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; expected volatility of 87%, 88% and 110%, risk-free interest rates of $5.0%-6.1%, $5.9%-6.7% and 5.3%-6.6% and expected lives of 3-7 years for all periods presented.

   Warrants

   In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. These warrants expire in July 2004.

   Employee Stock Purchase Plan

   The Company has an employee stock purchase plan ("Plan") that provides for the sale of up to 75,000 shares of common stock to eligible employees. The purchase price for shares of common stock purchased pursuant to the Plan is the lesser of: 85% of the fair market value of common stock on the first pay date or 85% of the fair market value of common stock on the last pay date of each plan period. 20,446 and 36,653 shares of common stock were purchased by employees under this Plan for the years ended December 31, 1998 and 1997, respectively. The Plan was suspended by the Board of Directors in September 1998. The Company has no current plans to reinstate the Plan.


NOTE I - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 1998 and 1997:

                                                             1998                1997
                                                         ------------        ------------

     Deferred income tax assets:
       Operating loss carryforwards                      $ 11,315,000        $  7,700,000
       Nondeductible accruals and allowances                1,117,000             758,000
       Capitalized inventory costs                            140,000             147,000
       Tax credit carryforwards                                89,000              89,000
       Other                                                  195,000             205,000
                                                         ------------        ------------

   Gross deferred income tax assets                        12,856,000           8,899,000

     Deferred income tax asset valuation allowance        (12,675,000)         (8,689,000)
                                                         ------------        ------------

         Net deferred income tax asset                   $    181,000        $    210,000
                                                         ============        ============

     Deferred income tax liabilities                     $   (181,000)       $   (210,000)
                                                         ============        ============

     Net deferred income tax                             $         --        $         --
                                                         ============        ============

   Income tax expense for 1997 of $193,241 represents state income taxes associated with the operations of ETI and was calculated using the statutory rates applicable in the various states to which income has been apportioned.

   At December 31, 1998, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $29,389,000 available to reduce future taxable income and approximately $89,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2013.

   The Company's European subsidiary has net operating loss carryforwards of approximately $3,350,000 that can be used to offset future taxable income. These carryforwards can be carried forward indefinitely. The resulting deferred income tax asset has been reduced to zero by a related valuation allowance.

   The Company experienced a change in control, as defined under Section 382 of the Internal Revenue code during calendar year 1993. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.


NOTE J- MAJOR CUSTOMERS

   Revenue from health care providers and related entities comprised approximately 7%, 10% and 25% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Revenue from telephone operating companies and related communications entities comprised approximately 36%, 43% and 23% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, accounts receivable from telephone operating companies and related communication entities comprised 43% and 44%, respectively, of consolidated receivables. Accounts receivable from healthcare providers comprised 6% and 7%, respectively, of consolidated receivables.

   Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The Company's customers are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

   The Company's operations are subject to rapid technological developments. Management periodically evaluates the realizability of its technology-related assets, including inventories, software development costs and goodwill. During the years ended December 31, 1998 and 1997, the Company recorded approximately $1,651,000 and $2,111,000 of additional cost of videoconferencing systems related to the write-down of certain inventories determined to be technologically obsolete. Management believes that no material impairment of remaining inventories and other assets existed at December 31, 1998 and 1997. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.

NOTE K - OPERATING SEGMENTS AND RELATED INFORMATION

   In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments.

   Prior to 1998, the Company's industry segments were made up of videoconferencing, computer system integration and telephone network reselling. These industry segments were all operating in separate, one hundred percent owned, subsidiaries. In 1998, the Company discontinued operations of its computer system integration subsidiary. As a result, at December 31, 1998, the Company is primarily operating in the videoconferencing segment and telephone network reselling segment as follows:

                                                    For the years ended December 31,
                                        --------------------------------------------------------
                                            1998                  1997                  1996
                                        ------------          ------------          ------------

    Revenue:
      Videoconferencing systems         $ 13,574,214          $ 12,168,107          $ 11,159,943
      Network reselling                    5,863,197             7,451,686             1,549,281
                                        ------------          ------------          ------------
                                          19,437,411            19,619,793            12,709,224

    Operating (loss) income:
      Videoconferencing systems           (6,166,394)           (5,903,979)           (6,339,722)
      Network reselling                   (8,216,297)            1,301,785               486,293
                                        ------------          ------------          ------------
                                         (14,382,691)           (4,602,194)           (5,853,429)

    Capital expenditures:
      Videoconferencing systems               13,373                98,096               369,117
      Network reselling                      367,975               302,134                49,187
                                        ------------          ------------          ------------
                                             381,348               400,230               418,304

    Identifiable assets:
      Videoconferencing systems            6,274,667            10,659,140            13,344,581
      Network reselling                    4,352,276            11,532,286            10,267,688
      System integration                     334,022               689,033             1,219,988
                                        ------------          ------------          ------------

                                        $ 10,960,965          $ 22,880,459          $ 24,832,257
                                        ============          ============          ============

   The Company also has operations in the United States and Europe. Summary information related to the United States and European operations are as follows:

                                                    For the years ended December 31,
                                        --------------------------------------------------------
                                            1998                  1997                  1996
                                        ------------          ------------          ------------

    Revenue:
      United States                     $ 16,515,355          $ 16,851,511          $ 10,209,556
      Europe                               2,922,056             2,768,282             2,499,668
                                        ------------          ------------          ------------

                                        $ 19,437,411          $ 19,619,793          $ 12,709,224
                                        ============          ============          ============

    Operating loss:
      United States                     $(13,953,057)         $ (4,564,382)         $ (5,126,073)
      Europe                                (429,634)              (37,812)             (727,356)
                                        ------------          ------------          ------------

                                        $(14,382,691)         $ (4,602,194)         $ (5,853,429)
                                        ============          ============          ============

    Capital expenditures:
      United States                     $    373,018          $    331,897          $    333,588
      Europe                                   8,330                68,333                84,716
                                        ------------          ------------          ------------

                                        $    381,348          $    400,230          $    418,304
                                        ============          ============          ============

                                                   December 31,
                                        ----------------------------------
                                            1998                  1997
                                        ------------          ------------

    Identifiable assets:
      United States                     $ 10,203,619          $ 22,002,184
      Europe                                 757,346               878,275
                                        ------------          ------------

                                        $ 10,960,965          $ 22,880,459
                                        ============          ============

NOTE L - COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases office space and equipment under noncancelable operating leases expiring at various dates through April 2003. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $660,000, $572,000 and $660,000, respectively. Approximate minimum annual future rental payments under the leases are as follows at December 31:

       Year ending:
           1999                                                   $    684,000
           2000                                                        633,000
           2001                                                        475,000
           2002                                                        382,000
           2003                                                         15,000
                                                                  ------------

                                                                  $  2,189,000
                                                                  ============


   Litigation

   The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE M - SUBSEQUENT EVENT - UNAUDITED

   The Company is currently negotiating with a note holder to restructure a $900,000 term note. (See note F). The restructuring of this note may involve a cash payment by the Company and the issuance of shares of common stock of the Company to the note holder to repay the note. If the debt cannot be restructured, the note holder may take possession of the Company's patents which secure this debt. In the event the Company is unable to license this technology from the note holder, the Company will be unable to manufacture, sell and service its videoconferencing systems.

               Report of Independent Certified Public Accountants
                                 on Schedule II








Board of Directors
VSI Enterprises, Inc.



In connection with our audit of the consolidated financial statements of VSI Enterprises, Inc. and Subsidiaries referred to in our report dated March 5, 1999, which is included in this report, we have also audited Schedule II for the years ended December 31, 1998 and 1996. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ending December 31, 1998 and 1996.


/s/ Grant Thornton LLP

Atlanta, Georgia
March 5, 1999

\


               Report of Independent Certified Public Accountants
                                 on Schedule II






To the Board of Directors and Stockholders
VSI Enterprises, Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and have issued our report thereon dated April 12, 1999. Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 hereon is the responsibility of management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of a the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data for the year ended December 31, 1997 as required to be set forth therein in relation of the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
April 12, 1999

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



             Column A                                 Column B         Column C        Column D       Column E
             --------                                ----------       ----------    --------------- ------------

                                                                       Additions
                                                     Balance at       Charged to                     Balance at
                                                      Beginning        Costs and      Deductions       End of
             Description                             of Period         Expenses     Describe (1)(2)    Period
             -----------                             ----------       ----------    ---------------  ----------


Year ended December 31, 1998
   Reserve for obsolete inventory                    $ 178,235        $ 1,499,205     $        --    $ 1,677,440
   Reserve for doubtful accounts receivable            447,174          1,903,248       1,209,331      1,141,091

Year ended December 31, 1997
   Reserve for obsolete inventory                    $ 494,200        $   557,060     $   873,025    $   178,235
   Reserve for doubtful accounts receivable            271,000            332,633         156,459        447,174

Year ended December 31, 1996
   Reserve for obsolete inventory                    $ 244,200        $   250,000     $        --    $   494,200
   Reserve for doubtful accounts receivable            658,402            (28,558)        358,844        271,000



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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors and executive officers of the Company contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 annual meeting of shareholders scheduled to be held on June 11, 1999 are incorporated hereby by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information relating to executive compensation contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 annual meeting of shareholders scheduled to be held on June 11, 1999 are incorporated hereby by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information relating to security ownership of certain beneficial owners and management contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 annual meeting of shareholders scheduled to be held on June 11, 1999 are incorporated hereby by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 1999 annual meeting of shareholders scheduled to be held on June 11, 1999 are incorporated hereby by reference.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements.

The following financial statements and accountant's report have been filed as
Item 8 in Part II of this report:

         Report of Independent Certified Public Accountants

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1998 and December 31,
         1997

         Consolidated Statements of Operations for Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules.

The following financial statement schedule, of VSI Enterprises, Inc. for the years ended December 31, 1998, 1997 and 1996 are included pursuant to Item B:

         Report of Independent Certified Public Accountants on Schedule II....48

         Report of Independent Certified Public Accountants on Schedule II....49

         Schedule II: Valuation and Qualifying Accounts.......................50

3.       Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (referred to as "1996 10-K"); (xi) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), and (xii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8").


                   EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
                   --------------------------------------------------------------------------

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

            *3.7           Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (1995 10-K)

             3.9           Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999

           *10.3           1991 Stock Option Plan (S-18 No. 2, Exhibit 10.1(a))

           *10.3.1         Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

           *10.3.2         Amendment No. 2 to 1991 Stock Option Plan (S-1)

           *10.3.3         Amendment No. 3 to 1991 Stock Option Plan (S-1)

           *10.3.4         Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

            10.3.5         Amendment No. 5 to 1991 Stock Option Plan


           *10.4           Revolving Credit and Security Agreement dated June 7, 1995 by and between Videoconferencing Systems,
                           Inc. ("VSI") and Fidelity Funding of California, Inc. (1995 10-K)

           *10.5           1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit 4.1)

           *10.6           Employment Agreement dated August 4, 1997, by and between the Registrant and Judi North

           *10.15          1994 Employee Stock Purchase Plan (1994 10-K)

            10.16          Promissory Note, dated November 18, 1999, issued to Thomson  Kernaghan & Co., Ltd. in the principal amount of $900,000

            10.17          Assignment of Security Interest in Patents, dated November 18, 1999, by and between the Registrant and
                           Thomson Kernaghan & Co., Ltd.

            10.18          Receivable Sale Agreement, dated October 8, 1998, by and between VSI Network Solutions, Inc. and RFC
                           Capital Corporation

           *21.1           Subsidiaries of the Registrant (1996 10-K)

            23.1           Consent of Grant Thornton LLP

            23.2           Consent of Arthur Andersen LLP

            27.1           Financial Data Schedule (SEC use only)

            27.2           Financial Data Schedule - Restated 1997 (SEC use only)

            27.3           Financial Data Schedule - Restated 1996 (SEC use only)

       (b)  Reports on Form 8-K.

                  The following report on Form 8-K was filed during the quarter ended December 31, 1998: Current Report on Form 8-K dated October 5, 1998 (relating to private placement of term notes and warrants).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VSI ENTERPRISES, INC.


                                    By: /s/ Julia B. North
                                       --------------------------------
Date:  April 15, 1999                  Julia B. North, President & CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.

         Signature                                   Title                               Date
         ---------                                   -----                               ----



         /s/ Larry M. Carr                  Chairman of the Board                April 15, 1999
-----------------------------------
         Larry M. Carr

         /s/ Julia B. North                 President and                       April 15, 1999
-----------------------------------         Chief Executive Officer
         Julia B. North

         /s/ Samuel D. Horgan               Chief Financial Officer              April 15, 1999
-----------------------------------         (Principal Financial and
         Samuel D. Horgan                      Accounting Officer)

         /s/ Harlan D. Platt, Ph.D.         Director                             April 15, 1999
-----------------------------------
         Harlan D. Platt, Ph.D.

         /s/ Edward S. Redstone             Director                             April 15, 1999
-----------------------------------
         Edward S. Redstone

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

  3.9             Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999
 10.3.5           Amendment No. 5 to 1991 Stock Option Plan
 10.16            Promissory Note, dated November 18, 1999, issued to Thomson  Kernaghan & Co., Ltd.
                  in the principal amount of $900,000
 10.17            Assignment of Security Interest in Patents, dated November 18, 1999, by and between the Registrant and Thomson Kernaghan & Co., Ltd.
 10.18            Receivable Sale Agreement, dated October 8, 1998, by and between VSI Network Solutions,
                  Inc. and RFC Capital Corporation
 23.1             Consent of Grant Thornton LLP
 23.2             Consent of Arthur Andersen LLP
 27.1             Financial Data Schedule (SEC use only)
 27.2             Financial Data Schedule - Restated 1997 (SEC use only)
 27.3             Financial Data Schedule - Restated 1996 (SEC use only)