Form 10-K/A
period 1998-12-31
VSI ENTERPRISES INC
filed 1999-04-27
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A

                              ---------------------

                                Amendment No.1 to
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

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

                     Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (10,703,808 shares) on April 15, 1999 was approximately $5,351,904, based on the closing price of the registrant's common stock as quoted on the Nasdaq SmallCap Market on April 15, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of April 15, 1999: 12,300,144 shares of $.001 par value common stock.






The following items are amended:

         Part III:
                  Item 10.          Directors and Executive Officers of the Registrant.
                  Item 11.          Executive Compensation.
                  Item 12.          Security Ownership of Certain Beneficial Owners and Management.
                  Item 13.          Certain Transactions.
                  Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company consists of four directors. The Company's By-Laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors. The number of directors has been set at four by the Board. The Board of Directors recommends the election of the four nominees listed below.

         Each of the nominees has consented to being named in this Proxy Statement and to serve as a director of the Company if elected. In the event that any nominee withdraws or for any reason is not able to serve as a director, the proxy will be voted for such other person as may be designated by the Board of Directors, but in no event will the proxy be voted for more than four nominees. The affirmative vote of a plurality of all votes cast at the meeting by the holders of the Common Stock is required for the election of the four nominees standing for election. Management of the Company has no reason to believe that any nominee will not serve if elected.

         Each of the following persons has been nominated by management for election to the Board of Directors to succeed themselves for a term of one year and until their successors are elected and qualified:

         Larry M. Carr. Mr. Carr, age 55, has been a director of the Company since June 1994. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Mr. Carr's interest in this company was acquired by Adia Services, Inc., Mr. Carr still owns and operates numerous Nursefinders franchises and assists in the administration and management of several other franchises through an entity known as Management Services, Inc. Mr. Carr is Chairman of the Board of Northwest National Bank, located in Arlington, Texas, and several privately held companies, including Taconic Partners, Inc., Trinity Airweights, Inc. and Computerized Healthcare, Inc.

         Julia B. North. Ms. North, age 51, has served as President and Chief Executive Officer and as a director of the Company since October 1997. Ms. North served in various capacities with BellSouth Corporation from 1972 to October 1997, including most recently as President of its Consumer Services Division. Ms. North is a director of Winn-Dixie Stores, Inc., a food retailer, ChoicePoint, Inc., a provider of risk management services, and Wisconsin Energy Corp., a holding company with subsidiaries in utility and non-utility businesses.

         Harlan D. Platt, Ph.D. Dr. Platt, age 48, has been a Professor of Finance in the College of Business Administration at Northeastern University in Boston since 1981. His research interests are in the areas of corporate renewal and turnaround management. Dr. Platt is the author of three books, with the most recent Principles of Corporate Renewal published in April 1998 by the University of Michigan Press. Dr. Platt serves on the Board of Directors of Prospect Street High Income Portfolio, Inc., and is the president of 911RISK Inc., which develops predictive models of corporate distress. He is also the faculty dean of the Turnaround Management Association.

         Edward S. Redstone. Mr. Redstone, age 70, has been a director of the Company since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha's Vineyard National Bank.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


         The executive officers of the Company are as follows:

         NAME                                    AGE                POSITION HELD
         ----                                    ---                -------------
         Julia B. North                          51                 President and Chief Executive Officer
         Richard W. Egan                         33                 Executive Vice President - Global Sales
         Richard C. Mays                         42                 Vice President and Chief Technical Officer
         Emmett H. Reed                          48                 Vice President - Operations and Service

         Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company. Executive officers will devote their full time to the affairs of the Company. See "Election of Directors" for information with respect to Julia B. North.

         Richard W. Egan. Mr. Egan joined the Company in June 1995 and, since February 1, 1998, has served as Executive Vice President - Global Sales. From July 1996 until February 1998 he served as National Account Manager, and from June 1995 until July 1996 as Regional Sales Director. He was previously employed as Eastern Region Sales Manager for DBA Software and as Account Manager for Training America/Goal Systems.

         Richard C. Mays. Mr. Mays joined the Company in April 1993 and, since February 1, 1998, has served as Vice President and Chief Technical Officer. From April 1993 until September 1994, he served as Lead Software Engineer, and from September 1994 until April 1996 as Software Development Manager.

         Emmett H. Reed. Mr. Reed joined the Company in September 1989 and, since August 1998, has served as Vice President - Operations and Service. He served as Director of Service from April 1997 until August 1998. Previously, Mr. Reed had worked in a variety of capacities for the Company, including Senior Network Engineer, Sales Engineer, Installation Manager, Customer Service Manager and Test Technician.



ITEM 11.
                             EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years ended December 31, 1998, 1997 and 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1998 (the "Named Executive Officers").


                                                                            SUMMARY COMPENSATION TABLE        LONG TERM
                                                                                   ANNUAL COMPENSATION      COMPENSATION
                                                                            --------------------------      ------------
                                                                                              OTHER           NUMBER OF
     NAME AND                                                                                 ANNUAL           OPTIONS
PRINCIPAL POSITION                       YEAR              SALARY               BONUS      COMPENSATION        AWARDED
------------------                       ----              ------               -----      ------------        -------
Julia B. North .......................   1998             $161,539             $   --          $1,538           12,500
  President and Chief Executive          1997(1)            32,000                 --              --          112,500
  Officer

Richard W. Egan ......................   1998(2)          $132,553(3)              --          $  769           25,000
  Executive Vice President
  -- Global Sales

E. Anthony Godfrey ...................   1998(4)          $101,538             $5,850          $1,106           12,500
  Chief Financial Officer &              1997               62,731              4,433             963               --
  Secretary

----------
(1)      Ms. North joined the Company in October 1997.
(2) Mr. Egan was named Executive Vice President - Global Sales on January 31, 1998.
(3)      Includes sales commissions of $53,995.
(4) Mr. Godfrey served as Chief Financial Officer and Secretary of the Company from November 1997 until January 5, 1999, when he resigned those positions.

DIRECTORS' FEES

         The Company's present policy is not to pay any cash compensation to directors who are also employees of the Company for their services as directors. Each non-employee director of the Company receives an automatic grant of options to purchase 3,750 shares of Common Stock on each January 5. Each non-employee director of the Company also receives $500 for each Board meeting attended, plus reimbursement of travel and other expenses incurred in connection with the performance of their duties.

         In addition, all new non-employee directors of the Company receive a one-time grant of an option to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. Such options expire, unless previously exercised or terminated, ten years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors is currently comprised of Larry M. Carr, Edward S. Redstone and Julia B. North. With the exception of Ms. North, who serves as President & Chief Executive Officer of the Company, none of the members of the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries during fiscal 1998. Except as set forth below, there were no material transactions between the Company and any of the members of the Compensation Committee during fiscal 1998.

         On February 18, 1998, Edward S. Redstone, a director of the Company, loaned $500,000 to the Company in order to provide the Company with short-term liquidity. This loan was repaid in full on February 27, 1998, including accrued interest of $1,045.

         In connection with private placement transactions by the Company in 1998, Messrs. Carr and Redstone purchased 18-month term notes on October 1, 1998 in the amount of $400,000 and $200,000, respectively. Interest will accrue on the outstanding principal indebtedness at a rate per annum equal to three percent in excess of the prime rate. In addition, Messrs. Carr and Redstone were granted 50,000 and 25,000 warrants, respectively, to purchase shares of Common Stock of the Company. The warrants will have a term of five years, expiring on October 1, 2003, and will become exercisable on April 1, 2000 at an exercise price of $1.68 per share. The term notes were purchased and warrants received by these directors on the same terms as were offered to other investors.

STOCK OPTION PLAN

         The Company, by action of its Board of Directors, adopted the 1991 Stock Option Plan (the "1991 Plan") for officers, directors and employees of the Company or of a wholly-owned subsidiary of the Company. The 1991 Plan was approved by the shareholders of the Company on October 10, 1991. In July 1992, the 1991 Plan was amended to, among other things, provide for the automatic grant of options to the Company's non-employee directors, to increase the number of shares of Common Stock available for grant thereunder and to expand the class of persons eligible to receive options under the 1991 Plan to include employees of majority-owned subsidiaries of the Company. In November 1993, the 1991 Plan was further amended to expand the class of persons eligible to receive options under the 1991 Plan and to increase the number of shares of Common Stock available for grant thereunder. The 1991 Plan, as amended by the shareholders of the Company on May 19, 1998, provides for the grant of options to purchase up to an aggregate of 915,514 shares of the Company's Common Stock. Under the terms of the 1991 Plan, the Stock Option Committee of the Board of Directors may grant options to purchase shares of Common Stock to officers, directors and employees of the Company or of a subsidiary of the Company.

         The following table provides certain information concerning individual grants of stock options under the Company's 1991 Stock Option Plan made during the year ended December 31, 1998 to the Named Executive Officers:





                        OPTION GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS
                                                         -----------------
                                            % OF TOTAL                                   POTENTIAL REALIZABLE VALUE
                                             OPTIONS       EXERCISE                      AT ASSUMED ANNUAL RATES OF
                                            GRANTED TO     OR BASE                      STOCK PRICE APPRECIATION FOR
                            OPTIONS        EMPLOYEES IN     PRICE                              OPTION TERM(1)
                            GRANTED           FISCAL       ($ PER     EXPIRATION        ----------------------------
     NAME                     (#)              YEAR         SHARE)       DATE               5%               10%
--------------              -------        ------------    ------     ----------        -------          -------
Julia B. North              12,500(2)           7.9        $1.000      12/21/08          $ 7,861          $19,922

Richard W. Egan             12,500(3)           7.9         2.876      6/16/08            22,609           57,295
                            12,500(4)           7.9         1.000      12/21/08            7,861           19,922

E. Anthony Godfrey          12,500(5)           7.9         2.876      6/16/08            22,609           57,295

----------

(1) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.

(2)      Option is fully vested.

(3) Options vest as follows: 4,167, 4,167 and 4,166 shares on each of June 16, 1999, 2000 and 2001, respectively.

(4) Options vest as follows: 4,167, 4,167 and 4,166 shares on each of December 21, 1999, 2000 and 2001, respectively.

(5) Options vest as follows: 4,167, 4167 and 4,166 shares on each of June 16, 1999, 2000 and 2001, respectively. Mr. Godfrey resigned his positions as Chief Financial Officer and Secretary on January 5, 1999. Accordingly, options granted to him in 1998 expired without being exercised.

         The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers under the Company's Stock Option Plans as of December 31, 1998. No options were exercised by any of the Named Executive Officers during 1998.

                            NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                           OPTIONS AT FISCAL YEAR         MONEY OPTIONS AT FISCAL
                                    END                         YEAR END (A)
                                    ---                         ------------
     NAME                EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
     ----                -----------    -------------    -----------   -------------
Julia B. North              75,000          50,000          $ --          $ --

Richard W. Egan              4,074          27,168            --            --

E. Anthony Godfrey          22,916          12,500            --            --

----------
(a) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end ($1.00 per share) and the exercise price of the options.


ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1999 by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock; (ii) each director of the Company;
(iii) the Named Executive Officers (as defined herein); and (iv) all directors and executive officers of the Company as a group.

                                                          Shares
         Name of                                        Beneficially        Percent
         Beneficial Owner                                 Owned(1)          of Class
         ----------------                                 --------          --------
         Larry M. Carr                                   550,869(2)           4.5%

         Julia B. North                                   78,750(3)             *

         Harlan D. Platt, Ph.D                            29,237(4)             *

         Edward S. Redstone                              913,610(5)           7.4%

         Richard W. Egan                                   6,574(6)             *

         E. Anthony Godfrey                                  -0-(7)             *

         All Directors and Executive Officers          1,596,336             12.8%
         as a Group (7 persons)

----------

*        Less than 1% of outstanding shares.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this Proxy Statement. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 12,300,144 shares outstanding, except for certain parties who hold options to purchase shares which are exercisable within the next sixty days. The percentages for those parties who hold presently exercisable options are based upon the sum of 12,300,144 shares plus the number of options held by them which are exercisable within the next sixty days, as indicated in the following notes.

(2) Includes 23,750 shares of Common Stock subject to stock options which are exercisable within the next sixty days and 62,500 shares of Common Stock subject to presently exercisable Common Stock Purchase Warrants.

(3) Includes 75,000 shares of Common Stock subject to stock options which are exercisable within the next sixty days.

(4) Includes 25,000 shares of Common Stock subject to stock options which are exercisable within the next sixty days, and 1,575 shares of Common Stock jointly owned by Dr. Platt's spouse.

(5) Includes 16,250 shares of Common Stock subject to stock options which are exercisable within the next sixty days, and 625 shares owned by Mr. Redstone's spouse. Mr. Redstone's address is 222 Merrimack Street, Suite 210, Lowell, Massachusetts 01852.

(6) Includes 4,074 shares of Common Stock subject to stock options which are exercisable within the next sixty days.

(7) Mr. Godfrey resigned from his positions as Chief Financial Officer & Secretary on January 5, 1999. All options held by Mr. Godfrey expired on or before April 5, 1999 without being exercised.


ITEM 13

                              CERTAIN TRANSACTIONS

     Reference is made to "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for information regarding certain transactions between the Company and each of Larry M. Carr and Edward S. Redstone, directors of the Company, during fiscal 1998.

ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         Consolidated Statements of Operations for Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

1.       Financial Statement Schedules

         The following financial statement schedule of VSI Enterprises, Inc. for the years ended December 31, 1998, 1997 and 1996 is included pursuant to Item 8:

         Report of Independent Certified Public Accountants on Schedule II .....................  48
         Report of Independent Certified Public Accountants on Schedule II .....................  49
         Schedule II: Valuation and Qualifying Accounts ........................................  50

2.       Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31,

1996 (referred to as "1996 10-K"); (xi) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (xii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8") and (xiii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as "1998 10-K").

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

            *3.2        Amended Bylaws of the Registrant as presently in use
                        (S-18 No. 1, Exhibit 3.2)

            *3.3 Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993 (1992 10-Q)

            *3.6 Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995 (1994 10-K)

            *3.7 Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (1995 10-K)

            *3.9 Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999 (1998 10-K)

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

            *10.3.5     Amendment No. 5 to 1991 Stock Option Plan (1998 10-K)

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

            *10.5       1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit
                        4.1)

            *10.6 Employment Agreement dated August 4, 1997, by and between the Registrant and Judi North

            *10.15      1994 Employee Stock Purchase Plan (1994 10-K)

            *10.16      Promissory Note, dated November 18, 1999, issued to
                        Thomson Kernaghan &

                        Co., Ltd. in the principal amount of $900,000 (1998
                        10-K)

            *10.17      Assignment of Security Interest in Patents, dated
                        November 18, 1999, by and between the Registrant and Thomson Kernaghan & Co., Ltd. (1998 10-K)

            *10.18 Receivable Sale Agreement, dated October 8, 1998, by and between VSI Network Solutions, Inc. and RFC Capital
                        Corporation (1998 10-K)

            10.19       Promissory Note Restructuring Agreement, dated as of
                        April 21, 1999 by and between the Registrant and Thomson
                        Kernaghan & Co. Ltd.

            *21.1       Subsidiaries of the Registrant (1996 10-K)

            *23.1       Consent of Grant Thornton LLP (1998 10-K)

            *23.2       Consent of Arthur Andersen LLP (1998 10-K)

            *27.1       Financial Data Schedule (SEC use only) (1998 10-K)

            *27.2       Financial Data Schedule - Restated 1997 (SEC use only)
                        (1998 10-K)

            *27.3       Financial Data Schedule - Restated 1996 (SEC use only)
                        (1998 10-K)


     (b) Reports on Form 8-K.

                  The following report on Form 8-K was filed during the quarter ended December 31, 1998: Current Report on Form 8-K dated October 5, 1998 (relating to private placement of term notes and warrants).

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

10.19             Promissory Note Restructuring Agreement, dated as of April 21,
                  1999 by and between the Registrant and Thomson Kernaghan & Co.
                  Ltd.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VSI ENTERPRISES, INC.


                                            By: /s/ Julia B. North
                                                -------------------------------
                                                Julia B. North, President & CEO

Date: April 27, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.


          Signature                      Title                              Date
          ---------                      -----                              ----

/s/ Larry M. Carr                Chairman of the Board                 April 27, 1999
--------------------------
Larry M. Carr


/s/ Julia B. North               President and                         April 27, 1999
--------------------------         Chief Executive Officer
Julia B. North

/s/ Samuel D. Horgan             Chief Financial Officer               April 27, 1999
--------------------------          (Principal Financial and
Samuel D. Horgan                    Accounting Officer)


/s/ Harlan D. Platt, Ph.D.       Director                              April 27, 1999
--------------------------
Harlan D. Platt, Ph.D.


/s/ Edward S. Redstone           Director                              April 27, 1999
--------------------------
Edward S. Redstone
