Form 10-K/A
period 1998-12-31
VSI ENTERPRISES INC
filed 1999-04-30
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A

                              ---------------------

                                Amendment No.2 to
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

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


                      Documents Incorporated by Reference
                      -----------------------------------
                                      None


The following item is amended:

                  Item 10.          Directors and Executive Officers of the Registrant.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of the Company consists of four directors. The Company's By-Laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors. The number of directors has been set at four by the Board. The Board of Directors presently consists of the following persons:

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

EXECUTIVE OFFICERS

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

         Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company. Executive officers will devote their full time to the affairs of the Company. See "Directors" for information with respect to Julia B. North.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except that Richard W. Egan and Richard C. Mays each failed to timely file their respective Initial Statement of Beneficial Ownership (Form 3).

         Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has adopted a policy requiring all Section 16 reporting persons to report monthly to the Chief Financial Officer of the Company as to whether any transactions in the Company's securities occurred during the previous month.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VSI ENTERPRISES, INC.


                                            By: /s/ Julia B. North
                                                -------------------------------
                                                Julia B. North, President & CEO

Date: April 30, 1999