Form 10-Q
period 1999-03-31
VSI ENTERPRISES INC
filed 1999-05-17
CIK 846775

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                                             OUTSTANDING AT
          CLASS OF SECURITIES                                 MAY 10, 1999
          -------------------

COMMON STOCK, $.001 PAR VALUE                                  12,300,144

-------------------------------------------------------------------------------

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                     Index


                FINANCIAL INFORMATION                                                              Page No.
                                                                                                   --------


PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                March  31, 1999 and December 31, 1998...........................................        3

                Condensed Consolidated Statements of Operations
                Three Months Ended March 31, 1999 and 1998......................................        4

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1999 and 1998......................................        5

                Notes to Condensed Consolidated Financial Statements............................        6

                Item 2.  Management's Discussion and Analysis of Financial                              8
                Condition and Results of Operations:

                Financial Condition.............................................................        8
                Results of Operations...........................................................        8
                Liquidity and Sources of Capital................................................        9

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       11

PART II.        Item 6.  Exhibits and Reports on Form 8-K.......................................       12

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

                                                           MARCH 31,        DECEMBER 31,
                                                             1999              1998
                                                         (Unaudited)
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                           $    494,699       $  1,134,231
     Accounts Receivable, net                               3,835,478          5,975,254
     Inventories, net                                       1,006,156          1,059,142
     Demo inventory                                           125,477            136,883
     Prepaid expenses and other assets                        152,712            164,088
     Current assets of discontinued operations                106,993            334,022
                                                         ------------       ------------
               TOTAL CURRENT ASSETS                         5,721,515          8,803,620


PROPERTY AND EQUIPMENT, NET                                   984,488          1,048,983

OTHER ASSETS
     Goodwill, net                                            931,796            955,688
     Software development costs, net                           73,246             75,349
     Other long term assets                                    81,198             77,325
                                                         ============       ============
                                                         $  7,792,243       $ 10,960,965
                                                         ============       ============



LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of notes payable
         and short term borrowings                       $  3,088,726       $  2,795,324
     Accounts Payable                                       1,669,053          2,235,852
     Accrued Expenses                                       1,682,258          1,965,051
     Deferred Revenues                                      1,452,203          1,522,416
     Current liabilities of discontinued operations           223,597            334,022
                                                         ------------       ------------
               TOTAL CURRENT LIABILITIES                    8,115,837          8,852,665

NOTES PAYABLE LESS CURRENT PORTION                                  0          1,105,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, authorized 15,000,000 shares of
          $.001 par value; issued and outstanding
          12,300,144 shares at March 31, 1999
          and December 31, 1998                                12,300             12,300
     Additional paid in capital                            48,183,581         48,209,039
     Accumulated deficit                                  (48,113,375)       (46,877,847)
     Cumulative comprehensive income                         (406,099)          (340,847)

                                                         ------------       ------------
               TOTAL STOCKHOLDERS' EQUITY                    (323,594)         1,002,645
                                                         ------------       ------------
                                                         $  7,792,243       $ 10,960,965
                                                         ============       ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
MARCH 31, 1999

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1999               1998
                                                          (UNAUDITED)        (UNAUDITED)
REVENUES                                                 $  2,951,741       $  2,438,798

COSTS AND EXPENSES
    Cost of videoconferencing systems                         869,249          1,725,723
    Selling, general and administrative                     2,780,967          3,065,662
    Research and development                                  132,861            205,647
                                                         ------------       ------------
                                                            3,783,077          4,997,032
                                                         ------------       ------------

               LOSS FROM OPERATIONS                          (831,336)        (2,558,234)

Other expenses, primarily financing charges                  (226,361)          (117,303)
                                                         ------------       ------------

               NET LOSS FROM CONTINUING
                 OPERATIONS BEFORE INCOME TAXES            (1,057,697)        (2,675,537)

Income Taxes                                                        0                  0

                                                         ------------       ------------
               NET LOSS FROM CONTINUING OPERATIONS         (1,057,697)        (2,675,537)

LOSS FROM DISCONTINUED OPERATIONS                            (177,832)          (228,877)

                                                         ============       ============
               NET LOSS                                  $ (1,235,529)      $ (2,904,414)
                                                         ============       ============


Net loss per common share
    Loss from continuing operations                             (0.09)             (0.23)
    Loss from discontinued operations                           (0.01)             (0.02)
                                                         ------------       ------------

                                                                (0.10)             (0.25)
                                                         ============       ============

Weighted average shares outstanding                        12,300,144         11,625,233
                                                         ============       ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 1999

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       1999              1998
                                                                    (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(1,235,529)      $(2,904,414)
     Adjustments to reconcile net loss to  net
         cash used in operating activities:
         Loss from discontinued operations                             177,832           228,877
         Depreciation and amortization                                 157,754           434,904
         Allowance to reduce inventory to lower
            of cost or market                                           20,000            40,427
         Allowance for doubtful accounts                                53,000           285,977
         Changes in operating assets and liabilities:
             Accounts receivable                                     2,086,776           858,092
             Inventories                                                32,986        (1,297,384)
             Rental and demonstration inventory                                            7,126
             Prepaid expenses and other assets                          11,376           138,304
             Accounts payable                                         (592,257)          546,300
             Accrued expenses                                         (333,327)         (120,405)
             Deferred revenues                                         (70,213)          189,812

                                                                   -----------       -----------
             Net cash provided (used) by operating activities
                 of continuing operations                              308,398        (1,592,384)

             Net cash (used) by discontinued operations                (10,694)           (5,386)
                                                                   -----------       -----------

             Net cash provided (used) by operating activities          297,704        (1,597,770)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (55,858)         (113,204)
     Change in other assets                                             (3,873)          (32,522)

                                                                   -----------       -----------
             Net cash (used) by investing activities                   (59,731)         (145,726)
                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                             (812,252)         (908,989)
     Proceeds from exercise of stock options
         and stock purchase plan                                             0            30,140
     Proceeds from private placement net of
         issuance costs                                                      0         2,775,000

                                                                   -----------       -----------
             Net cash (used) provided by financing activities         (812,252)        1,896,151
                                                                   -----------       -----------


     Effect of exchange rate changes on cash                           (65,253)          (22,924)

Increase (decrease) in cash and cash and cash equivalents             (639,532)          129,731

Cash and cash equivalents at beginning of the period                 1,134,231           866,009

                                                                   ===========       ===========
Cash and cash equivalents at end of the period                     $   494,699       $   995,740
                                                                   ===========       ===========

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Annual Report on Form 10-K, as filed with the SEC on April 15, 1999.

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

During 1998, the shareholders of the Company approved a 1-for-4 reverse split of shares of the Company's common stock, to be implemented at the discretion of the Board of Directors. The board implemented the reverse split effective January 15, 1999 to shareholders of record on January 14, 1999. All references to shares of common stock and per share amounts have been restated to reflect the effects of the reverse common stock split.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company discontinued operations of its wholly-owned system integration subsidiary, VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS). Accordingly, operating results for the discontinued operations have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for the quarters ended March 31, 1999 and 1998.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income
(loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three month period ended March 31, 1999 and 1998 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

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

NOTE 6 - COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended March 31, 1999 and 1998, total comprehensive loss was approximately $1,300,781 and $2,927,338, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - SHAREHOLDERS' EQUITY

During October 1998, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to purchase up to 250,000 shares of its common stock over a one-year period. The authorization allows repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. No shares will be knowingly purchased from Company insiders or their affiliates. As of May 10, 1999, the Company had not repurchased any shares of its common stock. Any future purchases will be financed from the Company's cash reserves.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1998, the Company's total assets decreased $3,168,722, or approximately 29% to $7,792,243, primarily as a result of an approximately 56% decrease in cash and an approximately 36% decrease in accounts receivable. Accounts receivable declined because sales for the quarter ended March 31, 1999 were lower than sales for the quarter ended December 31, 1998. Cash was negatively impacted by the Company's operating loss for the quarter, and was further reduced by an approximately 25% reduction in accounts payable.

Current liabilities as of March 31, 1999 were $8,115,837, a decrease of $736,828, or approximately 8%, from December 31, 1998. The decrease was primarily due to a decrease of approximately 25% in accounts payable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Results for the three months ended March 31, 1998 have been restated to reflect the December 1998 closure of VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS), a wholly-owned subsidiary of the Company.

Revenues for the three months ended March 31, 1999 were $2,951,741, an increase of approximately 21% from revenues of $2,438,798 earned during the three months ended March 31, 1998. The increase was due primarily to improved sales in network reselling at the Company's ETI subsidiary related to higher than anticipated chargebacks for disconnections and cancellations in the first quarter of 1998.

Gross margin as a percentage of revenues for the three months ended March 31, 1999 was approximately 71%, as compared to approximately 29% for the three months ended March 31, 1998. The increase was primarily due to higher margins in the sale of videoconferencing products and services, and the fact that in the first quarter of 1998, commissions at ETI were lower than usual due to higher than anticipated chargebacks for disconnections and cancellations.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $2,780,967, a decrease of $284,695, or approximately 9%, over for the three months ended March 31, 1998. The decrease was primarily due to the consolidation of operations at the Company's videoconferencing subsidiaries, and ongoing efforts to cut costs throughout the Company.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three months ended March 31, 1999, the Company's research and development expenses were $132,861, a decrease of approximately 35% over the three month period ended March 31, 1998. The decrease was primarily due to the completion in 1998 of projects related to the development of the Company's new videoconferencing system product line, and to reductions in workforce.

Non-operating expenses for the three months ended March 31, 1999 were $226,361, an increase of approximately 93%, from the three months ended March 31, 1998. This increase was primarily due to accrued interest expense and other charges related to the Company's term notes, and other financing-related charges.

Loss from discontinued operations for the three months ended March 31, 1999 was $177,832, a decrease of approximately 22% from the three months ended March 31, 1998. Management does not anticipate any additional expenses related to the liquidation of the assets and liabilities of INS, a wholly-owned subsidiary closed by the Company in December 1998.

Net loss for the three months ended March 31, 1999 was $1,235,529, a decrease of approximately 57% from the net loss of $2,904,414 for the three months ended March 31, 1998. The decrease in net loss was due primarily to higher margins in the sale of videoconferencing products and services, higher margin commissions from telephone network reselling at ETI and the Company's efforts to reduce costs.

LIQUIDITY AND SOURCES OF CAPITAL

As of March 31, 1999, the Company had cash and cash equivalents of $494,699. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company will require additional funding in 1999. This additional funding could be in the form of debt, equity or both. A reduction in operating expenses could also be affected in order to maximize the Company's allocation of cash resources. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

Credit Facilities

VSI
---

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At March 31, 1999, no amounts were owed to Fidelity Funding.

ETI
---

On October 8, 1998, ETI entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to additional payment of commitment fees by ETI, to $5,000,000. If any account receivable is not paid within 90 days, ETI is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of March 31, 1999, approximately $737,000 was owed to RFC Capital, Inc.

INS
---

In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provided INS with up to $750,000 at an interest rate of prime plus 3% per annum. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivable, inventory and fixed assets of INS.

With INS ceasing operations on December 31, 1998, VSI is obligated to repay the balance owed Presidential Financial Corporation. On March 31, 1999, that amount was approximately $138,000. The Company expects to repay the full amount during 1999 upon the collection of outstanding INS accounts receivable.

VSI n.v.
--------

In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of U.S. prime plus 1% per annum. The credit facility is secured by 137,500 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At March 31, 1999, approximately $149,000 was owed to Kredietbank, n.v.

At March 31, 1999, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $161,000, of which approximately $151,000 was outstanding at that time.

CONVERTIBLE DEBENTURES/TERM NOTES

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures") to Thomson Kernaghan & Co. Ltd. ("Thomson Kernaghan"), the proceeds of which were utilized for working capital purposes. During 1998, $710,000 of debentures, plus accrued interest of $13,531, were converted by the debenture holder into 445,956 shares of common stock of the Company. The Company also paid $128,858 in accrued interest and fees. In November 1998, the remaining debentures were converted into a $900,000 term note to Thomson Kernaghan, due May 16, 1999. As of March 31, 1999, the outstanding balance under this note, including accrued interest and penalties, was $1,006,257.

On April 22, 1999 the Company entered into an agreement with the Debenture holder to restructure the term note. The agreement calls for the conversion of the balance of the note plus accrued interest and penalties from April 1, 1999, into shares of the Company's common stock, and the release of the Company's intellectual property that was pledged as collateral for the note. The agreement is contingent upon the Company meeting certain conditions, including the conversion of $1,000,000 of the Company's 18 month term notes (due March 31, 2000) into shares of the Company's common stock (as of May 13, 1999, the Company had received commitments to convert approximately $1.13 million), and the receipt of $1,000,000 of additional equity. The shares of common stock required by this agreement and the additional equity placement must be authorized by the shareholders, and is on the agenda for the 1999 annual meeting of shareholders to be held on June 11, 1999.

YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. Most are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000. Also, the primary accounting systems at Videoconferencing Systems, Inc. and at ETI are not currently Year 2000 compliant, and management plans during 1999 to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any accounting software problems associated with Year 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

         The following exhibit is filed with this report:

                  27.1     Financial Data Schedule (for SEC use only)

                  27.2     Restated Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:
         --------------------

         The following report on Form 8-K was filed during the quarter ended March 31, 1999: Current Report on Form 8-K dated January 5, 1999 (relating to the engagement of Grant Thornton LLP and the dismissal of Arthur Andersen LLP as the Company's independent auditor for the year ended December 31, 1998).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VSI ENTERPRISES, INC.




Date:   May 14, 1999                   /s/ Julia B. North
       ------------------------        -----------------------------------------
                                       President & Chief Executive Officer






                                       /s/ Samuel D. Horgan
                                       -----------------------------------------
                                       Chief Financial Officer