Form 10-Q
period 1999-06-30
VSI ENTERPRISES INC
filed 1999-08-13
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                     YES    X                NO
                                                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         OUTSTANDING AT
      CLASS OF SECURITIES                                AUGUST 5, 1999
      -------------------                                --------------
COMMON STOCK, $.001 PAR VALUE                               12,300,144

================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


         FINANCIAL INFORMATION                                                     Page No.
                                                                                   --------

PART I.  Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998....................................        3

         Condensed Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1999 and 1998......................        4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998................................        5

         Notes to Condensed Consolidated Financial Statements...................        6

         Item 2.  Management's Discussion and Analysis of Financial                     8
         Condition and Results of Operations:

         Financial Condition....................................................        8
         Results of Operations..................................................        8
         Liquidity and Sources of Capital.......................................       10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk....       12

PART II. Item 4.  Submission of Matters to a Vote of Security Holders...........       13
         Item 5.  Other Information ............................................       13
         Item 6.  Exhibits and Reports on Form 8-K..............................       14

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                              JUNE 30                DECEMBER 31,
                                                                1999                    1998
                                                             (UNAUDITED)
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                               $    366,617           $  1,134,231
     Accounts Receivable, net                                   3,607,833              5,975,254
     Inventories, net                                             814,170              1,059,142
     Demo inventory                                                76,716                136,883
     Prepaid expenses and other assets                             72,095                164,088
     Current assets of discontinued operations                     29,665                334,022
                                                             ------------           ------------
               TOTAL CURRENT ASSETS                             4,967,096              8,803,620


PROPERTY AND EQUIPMENT, NET                                       894,605              1,048,983

OTHER ASSETS
     Goodwill, net                                                907,904                955,688
     Software development costs, net                               50,522                 75,349
     Other long term assets                                        87,409                 77,325
                                                             ------------           ------------
                                                             $  6,907,536           $ 10,960,965
                                                             ============           ============



LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of notes payable
         and short term borrowings                           $  3,227,288           $  2,795,324
     Accounts Payable                                           1,462,116              2,235,852
     Accrued Expenses                                           2,066,262              1,965,051
     Deferred Revenues                                          1,018,392              1,522,416
     Current liabilities of discontinued operations               162,686                334,022
                                                             ------------           ------------
               TOTAL CURRENT LIABILITIES                        7,936,744              8,852,665

NOTES PAYABLE LESS CURRENT PORTION                                 23,345              1,105,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding
          12,300,144 at June 30, 1999 and
           December 31, 1998, respectively                         12,300                 12,300
     Additional paid in capital                                48,183,581             48,209,039
     Accumulated deficit                                      (48,789,086)           (46,877,847)
     Cumulative comprehensive income                             (459,348)              (340,847)
                                                             ------------           ------------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (1,052,553)             1,002,645
                                                             ------------           ------------
                                                             $  6,907,536           $ 10,960,965
                                                             ============           ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                            1999               1998                1999               1998
                                                        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

REVENUES                                                $  3,158,741       $  6,830,019       $  6,110,482       $  9,268,817

COSTS AND EXPENSES
    Cost of Sales                                            669,082          3,889,741          1,538,331          5,615,464
    Selling, general and administrative                    2,839,015          3,235,327          5,619,982          6,300,989
    Research and development                                 175,237            203,947            308,098            409,594
                                                        ------------       ------------       ------------       ------------
                                                           3,683,334          7,329,015          7,466,411         12,326,047
                                                        ------------       ------------       ------------       ------------

               LOSS FROM OPERATIONS                         (524,593)          (498,996)        (1,355,929)        (3,057,230)

Other expenses, primarily financing charges                  (90,748)          (672,161)          (317,109)          (789,464)
                                                        ------------       ------------       ------------       ------------

               NET LOSS FROM CONTINUING
                 OPERATIONS BEFORE INCOME TAXES             (615,341)        (1,171,157)        (1,673,038)        (3,846,694)

Income Taxes                                                      --                 --                 --                 --

                                                        ------------       ------------       ------------       ------------
               NET LOSS FROM CONTINUING OPERATIONS          (615,341)        (1,171,157)        (1,673,038)        (3,846,694)

LOSS FROM DISCONTINUED OPERATIONS                            (60,369)          (158,721)          (238,201)          (387,598)

                                                        ------------       ------------       ------------       ------------
               NET LOSS                                 $   (675,710)      $ (1,329,878)      $ (1,911,239)      $ (4,234,292)
                                                        ============       ============       ============       ============


Net loss per common share
    Loss from continuing operations                            (0.05)             (0.10)             (0.14)             (0.33)
    Loss from discontinued operations                          (0.00)             (0.01)             (0.02)             (0.03)
                                                        ------------       ------------       ------------       ------------

                                                               (0.05)             (0.11)             (0.16)             (0.36)
                                                        ============       ============       ============       ============

Weighted average shares outstanding                       12,300,144         11,801,778         12,300,144         11,713,994
                                                        ============       ============       ============       ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,

                                                                      1999              1998
                                                                   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(1,911,239)      $(4,234,292)
     Adjustments to reconcile net loss to  net
         cash (used) provided in operating activities:
         Loss from discontinued operations                             238,201           387,597
         Depreciation and amortization                                 334,709         1,424,599
         Allowance to reduce inventory to lower
            of cost or market                                           32,000            72,000
         Allowance for doubtful accounts                               117,001            49,998
         Changes in operating assets and liabilities:
             Accounts receivable                                     2,250,420           265,114
             Inventories                                               212,972          (878,755)
             Rental and demonstration inventory                             --           243,872
             Prepaid expenses and other assets                          91,993           177,038
             Accounts payable                                         (799,194)          413,582
             Accrued expenses                                          111,849          (136,418)
             Deferred revenues                                        (504,024)          587,372

                                                                   -----------       -----------
             Net cash provided (used) by operating activities
                 of continuing operations                              174,688        (1,628,293)

             Net cash (used) by discontinued operations               (104,889)         (291,702)
                                                                   -----------       -----------

             Net cash provided (used) by operating activities           69,799        (1,919,995)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (58,481)         (476,077)
     Change in other assets                                            (10,084)          (36,114)

                                                                   -----------       -----------
             Net cash provided (used) by investing activities          (68,565)         (512,191)
                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                             (650,346)          736,737
     Proceeds from exercise of stock options
         and stock purchase plan                                            --           184,035
     Proceeds from private placement net of
         issuance costs                                                     --         2,775,000

                                                                   -----------       -----------
             Net cash provided (used) by financing activities         (650,346)        3,695,772
                                                                   -----------       -----------


     Effect of exchange rate changes on cash                          (118,502)           11,668

Increase (decrease) in cash and cash and cash equivalents             (767,614)        1,275,254

Cash and cash equivalents at beginning of the period                 1,134,231           866,009

                                                                   -----------       -----------
Cash and cash equivalents at end of the period                     $   366,617       $ 2,141,263
                                                                   ===========       ===========

The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Annual Report on Form 10-K, as filed with the SEC on April 15, 1999.

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

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company discontinued operations of its wholly-owned system integration subsidiary, VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS). Accordingly, operating results for the discontinued operations have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three month periods ended June 30, 1999 and 1998 and six month periods ended June 30, 1999 and 1998 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

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

NOTE 6 - COMPREHENSIVE INCOME

 In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended June 30, 1999 and 1998, total comprehensive loss was approximately $728,960 and $1,295,286, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive loss was approximately $2,029,741 and $4,222,624, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - SHAREHOLDERS' EQUITY

During October 1998, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to purchase up to 250,000 shares of its common stock over a one-year period. The authorization allows repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. No shares will be knowingly purchased from Company insiders or their affiliates. As of August 13, 1999, the Company had not repurchased any shares of its common stock. Any future purchases will be financed from the Company's cash reserves.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1998, the Company's total assets decreased $4,053,429, or approximately 37% to $6,907,536, primarily as a result of an approximately 68% decrease in cash and an approximately 40% decrease in accounts receivable. Accounts receivable declined because sales for the three months ended June 30, 1999 were lower than sales for the three months ended December 31, 1998. Cash was negatively impacted by the Company's operating loss of $675,710 for the quarter, and was further reduced by an approximately 35% reduction in accounts payable.

Current liabilities as of June 30, 1999 were $7,936,744, a decrease of $915,921, or approximately 10%, from December 31, 1998. The decrease was primarily due to a decrease of approximately 35% in accounts payable and a decrease of approximately 33% in deferred revenues, which combined to more than offset increases in the current portion of notes payable and short term borrowings and in accrued expenses.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Results for the three months ended June 30, 1998 have been restated to reflect the December 1998 closure of VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS), a wholly-owned subsidiary of the Company.

Revenues for the three months ended June 30, 1999 were $3,158,741, a decrease of approximately 54% from revenues of $6,830,019 earned during the three months ended June 30, 1998. The decrease was due primarily to a decline in videoconferencing revenue, stemming primarily from the fact that revenue earned during 1998 was abnormally high due to the shipment of a $2.6 million order to a customer in China.

Gross margin as a percentage of revenues for the three months ended June 30, 1999 was approximately 79%, as compared to approximately 43% for the three months ended June 30, 1998. The improvement was primarily due to higher margins in the sale of videoconferencing products and services, a larger proportion of revenue from wholly-owned subsidiary Eastern Telecom Inc. (which has no cost of sales) and higher than usual anticipated chargebacks for disconnections and cancellations in the second quarter of 1998.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $2,839,015, a decrease of $396,312 or approximately 12%, over for the three months ended June 30, 1998. The decrease was primarily due to the consolidation of operations at the Company's videoconferencing subsidiaries, reductions in personnel and ongoing efforts to cut costs throughout the Company.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three months ended June 30, 1999, the Company's research and development expenses were $175,237, a decrease of approximately 14% over the three-month period ended June 30, 1998. The decrease was primarily due to the completion in 1998 of projects related to the development of the Company's new videoconferencing system product line, and to reductions in workforce.

Non-operating expenses for the three months ended June 30, 1999 were $90,748, a decrease of approximately 86%, from the three months ended June 30, 1998. This decrease was primarily due to the fact that expenses were higher than usual in 1998, due to charges related to the Company's convertible debentures and other financing-related charges.

Loss from discontinued operations for the three months ended June 30, 1999 was $60,369, a decrease of approximately 62% from the three months ended June 30, 1998.

The net loss for the three months ended June 30, 1999 was $675,710, a decrease of approximately 49% from the net loss of $1,329,878 for the three months ended June 30, 1998. The decrease in net loss was due primarily to higher margins in the sale of videoconferencing products and services, higher margin commissions from telephone network reselling at ETI and the Company's ongoing efforts to reduce costs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Results for the six months ended June 30, 1998 have been restated to reflect the December 1998 closure of VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS), a wholly-owned subsidiary of the Company.

Revenues for the six months ended June 30, 1999 were $6,110,482, a decrease of approximately 34% from revenues of $9,268,817 earned during the six months ended June 30, 1998. The decrease was due primarily to a decline in videoconferencing revenue in 1999, stemming primarily from the fact that revenue earned during 1998 was abnormally high due to the shipment of a large order to a customer in China.

Gross margin as a percentage of revenues for the six months ended June 30, 1999 was approximately 75%, as compared to approximately 39% for the six months ended June 30, 1998. The improvement was primarily due to higher margins in the sale of videoconferencing products and services, a larger proportion of revenue from ETI (which has no cost of sales) and higher than usual anticipated chargebacks for disconnections and cancellations in the second quarter of 1998.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $5,619,982, a decrease of $681,007 or approximately 11%, over for the six months ended June 30, 1998. The decrease was primarily due to the consolidation of operations at the Company's videoconferencing subsidiaries, reductions in personnel in March and ongoing efforts to cut costs throughout the Company.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the six months ended June 30, 1999, the Company's research and development expenses were $308,098, a decrease of approximately 25% over the six month period ended June 30, 1998. The decrease was primarily due to the completion in 1998 of projects related to the development of the Company's new videoconferencing system product line, and to reductions in workforce.

Non-operating expenses for the six months ended June 30, 1999 were $317,109, a decrease of approximately 60%, from the six months ended June 30, 1998. This decrease was primarily due to the fact that expenses were higher than usual in 1998, due to charges related to the Company's convertible debentures and other financing-related charges.

Loss from discontinued operations for the six months ended June 30, 1999 was $238,201, a decrease of approximately 39% from the six months ended June 30, 1998. Management does not anticipate additional expenses related to the liquidation of the assets and liabilities of INS, a wholly-owned subsidiary closed by the Company in December 1998.

Net loss for the six months ended June 30, 1999 was $1,911,239, a decrease of approximately 55% from the net loss of $4,234,292 for the six months ended June 30, 1998. The decrease in net loss was due primarily to higher margins in the sale of videoconferencing products and services, higher margin commissions from telephone network reselling at ETI and the Company's ongoing efforts to reduce costs.

LIQUIDITY AND SOURCES OF CAPITAL

As of June 30, 1999, the Company had cash and cash equivalents of $366,617. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company will require additional funding in 1999. This additional funding could be in the form of debt, equity or both. A further reduction in operating expenses could also be affected in order to maximize the Company's allocation of cash resources. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a wholly-owned subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At June 30, 1999, approximately $135,000 was owed to Fidelity Funding.

ETI

On October 8, 1998, ETI entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to additional payment of commitment fees by ETI, to $5,000,000. If any account receivable is not paid within 90 days, ETI is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of June 30, 1999, approximately $758,825 was owed to RFC Capital, Inc.

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

With INS ceasing operations on December 31, 1998, VSI is obligated to repay the balance owed Presidential Financial Corporation. On June 30, 1999, that amount was approximately $64,000. The Company expects to repay the full amount during 1999.

VSI n.v.

In February 1998, Videoconferencing Systems, n.v., a wholly owned subsidiary of the Company, entered into a revolving credit and security agreement with Kredietbank, n.v. This credit facility provides Videoconferencing Systems, n.v. with up to $550,000 at an interest rate of U.S. prime plus 1% per annum. The credit facility is secured by 137,500 shares of Common Stock of the Company, held in escrow by Kredietbank, n.v. At June 30, 1999, approximately $260,000 was owed to Kredietbank, n.v.

At June 30, 1999, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $161,000, with no outstanding balance at that time.

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

On April 22, 1999 the Company entered into an agreement with the Debenture holder to restructure the term note. The agreement, as amended on July 27, 1999, calls for the exchange of the existing term note into a 14% Secured Convertible Debenture, with a one-year term from the date of closing. Commencing January 1, 2000, the Debenture holder will have the option to begin converting the Debenture at an initial rate of 7.5% of the Debenture per month; the rate will increase to 15% per month on April 1, 2000. The conversion price will be the lesser of $1.00 per share or the 5-day average closing bid price prior to the date of a Debenture conversion, with a floor of $0.50 per share. The Debenture will be secured by all existing patents which secure the original Thomson Kernaghan note, and will be further secured by a lien on VSI's stock in wholly-owned subsidiary Eastern Telecom Inc. (ETI). The lien will be junior to the Company's existing term note holders and the new investors on closing. The agreement is contingent upon the Company meeting certain conditions, including the receipt of $1,000,000 in new cash ($500,000 of which had been received as of August 3, 1999 from OHA Financial, Inc.); and the conversion of $1,000,000 of the Company's 18 month term notes (due March 31, 2000) into shares of VSI common stock or exchanging the 18 month term notes into shares of ETI. The deadline for closing the modified term note restructuring agreement is August 31, 1999. As of June 30, 1999, the outstanding balance under this note, including accrued interest and penalties, was $1,085,450.

The failure of the Company to restructure its indebtedness to Thomson Kernaghan would result in the Company being unable to repay this debt. The failure of the Company to timely repay this indebtedness may result in Thomson Kernaghan taking possession of or selling the Company's patents, which have been pledged by the Company as collateral for this debt. If Thomson Kernaghan takes possession of or sells the patents, the Company no longer has any rights in the technology described therein. To continue to be able to sell and service its videoconferencing products, which embody the technology covered by the patents, the Company will be required to license this technology from Thomson Kernaghan or any subsequent owner. There can be no assurance that any such license will be granted on commercially reasonable terms or at all. Accordingly, if the Company is unable to restructure its debt with Thomson Kernaghan, and is unable to license the technology covered by the patents on commercially reasonable terms, it will be unable to sell and service its videoconferencing products, in which event, the Company may seek protection under federal bankruptcy laws. In order to avoid a default under the note issued to Thomson Kernaghan, the Board of Directors has determined the agreement to restructure the note to be in the best interests of the Company and its shareholders.


 YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. Most are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000. Also, the primary accounting systems at Videoconferencing Systems, Inc. and at ETI are not currently Year 2000 compliant, and management plans during August 1999 to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any accounting software problems associated with Year 2000.

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

Contingency planning is a normal part of VSI's sales cycle, given lead time for parts and installation windows. VSI has included Year 2000 concerns into normal contingency planning without forming a separate department or task force to address these concerns. The Company has not developed a separate Year 2000 contingency plan, since to date no adverse effect from the Year 2000 issue has been identified. Should it be determined that any major vendors, service providers or partners may be negatively impacted by the Year 2000 issue, the Company will develop contingency plans for affected areas or make use of alternate suppliers.

Expenditures for the Year 2000 project which are estimated at less than $30,000, have to date been immaterial and are being expensed as incurred. These expenditures have not had, and are not expected to have, a material impact on the consolidated financial position, results of operation or cash flows of the Company.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11 and June 25, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting"). After the election of directors June 11, 1999, the meeting was adjourned until June 25, 1999 in order to give shareholders more time to vote on the remaining agenda items.

At the Annual Meeting, the following persons were elected to serve on the Company's Board of Directors for a term of one year and until their successors are elected and have qualified: Larry M. Carr, Julia B. North, Harlan D. Platt, Ph.D. and Edward S. Redstone. The number of votes cast for and against election of each nominee director was as follows:

                  Director                                   For        Against
                  --------                                   ---        -------

                  Larry M. Carr.......................    10,780,619    109,747
                  Julia B. North......................    10,751,932    138,434
                  Harlan D. Platt, Ph.D...............    10,790,323    100,043
                  Edward S. Redstone..................    10,787,603    102,763

In addition, the Company's shareholders approved an Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 23,000,000 shares, which will allow the Company to complete the debt restructuring transactions described in the Proxy Statement: 6,794,484 shares in favor (representing approximately 55% of the shares issued and outstanding), 213,640 shares against and 35,081 shares abstaining. There were 5,596,638 broker non-votes.

Also, the Company's shareholders approved an Amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 40,000,000 shares, which will allow the Company to complete the debt restructuring transactions described in the Proxy Statement and would result in approximately 17,000,000 additional shares of common stock being available for future issuance: 6,412,743 shares in favor (representing approximately 52% of the shares issued and outstanding), 584,981 shares against and 45,481 shares abstaining. There were 5,596,638 broker non-votes.

Immediately following the Annual Meeting, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the number of authorized shares of common stock to 40,000,000 shares.


ITEM 5. OTHER INFORMATION

Management Changes
On May 1, 1999, the Company entered into consulting agreements with Dallas, Texas-based venture capital, merchant banking and consulting firm Taconic Partners, L.L.C., and with Karen Franklin to assist with its ongoing and anticipated operational and financial restructuring. On June 7, 1999, Ms. Franklin replaced interim Chief Financial Officer Sam Horgan. On June 8, 1999, the Company announced that President and Chief Executive Officer Judi North would be resigning her position, effective June 11, 1999, for personal reasons. Ms. North was replaced, on an interim basis, by Richard E. Harrison, President of Taconic Partners. Concurrent with the announcement of Ms. North's resignation, the Company promoted Rick Egan to President of its wholly-owned subsidiary, Videoconferencing Systems, Inc. Ms. North will remain on the Company's Board of Directors.

Richard E. Harrison, age 41, is the President and a Manager of Taconic Partners, L.L.C., a Dallas, Texas-based venture capital, merchant banking and consulting firm. From October 1999 through May 1999, Mr. Harrison served as Chairman, President and CEO of OHA Financial, Inc., an affiliated investment of Taconic engaged in the specialty finance industry. Before founding Taconic Partners, Inc. in 1990 (predecessor to Taconic Partners, L.L.C.), Mr. Harrison was a senior consultant with Towers Perrin, where he specialized in post-merger integration of operations and organizations for larger international companies. Prior to joining Towers Perrin, Mr. Harrison worked for Thomson McKinnon in corporate finance. Before that, Mr. Harrison was on the marketing staff of Reliance Electric Company. Mr. Harrison holds a B.B.A. degree in Finance from Baylor University and an M.B.A. degree from the University of Texas at Austin, where he graduated with honors.

Karen T. Franklin, age 41, served as Controller of OHA Financial, Inc. from September 1997 through May 1999. Previously, she had served as Director of Financial Accounting for Jayhawk Acceptance Corporation, a publicly held specialty finance company, and in managerial positions with Pricewaterhouse Coopers and US Trails, Inc. She holds a master of science degree in accounting from the University of North Texas. She is a Certified Public Accountant.

Sale of VSI n.v.
Currently, the Company is negotiating to sell 76% of the capital stock of its European subsidiary, Videoconferencing Systems, n.v. ("VSINV"), to certain members of VSINV's executive management team. As a condition of such sale, the Company must be released from all liabilities including certain guarantees under VSINV's bank credit agreements. Concurrent with the sale, the Company and VSINV have agreed to enter into an exclusive reseller agreement wherein VSINV shall have the exclusive rights to market the Company's videoconferencing product line in Europe. The Company anticipates completing the sale in August or September 1999.

Nasdaq Listing
On April 19, 1999, the Company was informed by the Nasdaq Stock Market Inc. that it no longer meets the requirements for continued listing on the Nasdaq SmallCap Market, due to deficiencies in the net tangible assets requirement and the minimum bid price requirement. Nasdaq initiated a review of the Company's eligibility for continued listing, and requested that the Company submit by May 3 a detailed proposal for achieving compliance as well as a discussion of the Company's plans to address specific concerns highlighted by its independent auditor in its 1998 Form 10-K. The Company submitted a detailed proposal and discussion of all relevant issues by the May 3 deadline.

On June 25, 1999, Nasdaq notified VSI that the Company's common stock would be delisted from the Nasdaq SmallCap Market on July 6 unless the Company filed an appeal and request for a hearing with the Nasdaq Listing Qualifications Panel. The Company filed the appeal and request for hearing on July 1, thereby staying the delisting order. The Company's common stock will continue to be listed on the Nasdaq SmallCap Market without restriction until the hearing is conducted and the Nasdaq Listing Qualifications Panel renders a decision. The hearing is scheduled for August 19, 1999 in Washington, D.C.

Following the hearing, the Company may be granted more time to regain compliance or the shares may be delisted to the OTC Bulletin Board. However, the trading market for the common stock could be adversely affected, as price quotations for the common stock may not be as readily obtainable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibit are filed with this report:

         3.10 Certificate of Amendment to Certificate of Incorporation, filed on June 28, 1999

         10.19 Consulting Agreement between Taconic Partners, L.L.C., Richard E. Harrison and VSI Enterprises, Inc.

         27.1     Financial Data Schedule (for SEC use only)

         27.2     Restated Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VSI ENTERPRISES, INC.




Date:   August 13, 1999             /s/ Richard E. Harrison
        ---------------             -----------------------------------------
                                    Chief Executive Officer






                                    /s/ Karen T. Franklin
                                    -----------------------------------------
                                    Chief Financial Officer