Form 10-Q
period 1999-09-30
VSI ENTERPRISES INC
filed 1999-11-12
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     YES  [X]              NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                    OUTSTANDING AT
           CLASS OF SECURITIES                     NOVEMBER 5, 1999
           -------------------                     ----------------

COMMON STOCK, $.001 PAR VALUE                         12,300,144


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


                FINANCIAL INFORMATION                                                              Page No.
                                                                                                   --------
PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998........................................        3

                Condensed Consolidated Statements of Operations
                Three and Nine Months Ended September 30, 1999 and 1998.........................        4

                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1999 and 1998...................................        5

                Notes to Condensed Consolidated Financial Statements............................        6

                Item 2.  Management's Discussion and Analysis of Financial                              9
                Condition and Results of Operations:

                Financial Condition.............................................................        9
                Results of Operations...........................................................        9
                Liquidity and Sources of Capital................................................       10

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       13
PART II.        Item 2.  Changes in Securities and Use of Proceeds..............................       14

                Item 5.  Other Information .....................................................       14

                Item 6.  Exhibits and Reports on Form 8-K.......................................       14


VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET


                                                                SEPT 30,       DECEMBER 31,
                                                                 1999               1998
                                                             (UNAUDITED)
ASSETS
  CURRENT ASSETS

     Cash and cash equivalents                              $    830,842       $  1,134,231
     Accounts Receivable, net                                  3,705,409          5,975,254
     Inventories, net                                            463,435          1,059,142
     Demo inventory                                               46,636            136,883
     Prepaid expenses and other assets                            21,630            164,088
     Current assets of discontinued operations                    14,545            334,022
                                                            ------------       ------------
                  TOTAL CURRENT ASSETS                         5,082,497          8,803,620

PROPERTY AND EQUIPMENT, NET                                      761,771          1,048,983

OTHER ASSETS
     Goodwill, net                                               884,012            955,688
     Software development costs, net                              38,109             75,349
     Other long term assets                                       44,032             77,325
                                                            ------------       ------------
                                                            $  6,810,421       $ 10,960,965
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
     Current portion of notes payable
           and short term borrowings                        $    869,153       $  2,795,324
     Accounts Payable                                          1,267,341          2,235,852
     Accrued Expenses                                          1,601,482          1,965,051
     Deferred Revenues                                           950,567          1,522,416
     Current liabilities of discontinued operations               98,895            334,022
                                                            ------------       ------------
                  TOTAL CURRENT LIABILITIES                    4,787,438          8,852,665

NOTES PAYABLE LESS CURRENT PORTION                                    --          1,105,655

COMMITMENTS AND CONTINGENCIES                                         --                 --

CONVERTIBLE DEBENTURES                                           939,750                 --

MINORITY INTEREST                                              1,955,096                 --

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, authorized 40,000,000 shares of
           $.001 par value; issued and outstanding
           12,300,144 at September 30, 1999 and
           December 31, 1998, respectively                        12,300             12,300
     Additional paid in capital                               48,504,549         48,209,039
     Accumulated deficit                                     (49,388,712)       (46,877,847)
     Cumulative comprehensive income                                  --           (340,847)
                                                            ------------       ------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (871,863)         1,002,645
                                                            ------------       ------------
                                                            $  6,810,421       $ 10,960,965
                                                            ============       ============


The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                               1999               1998               1999               1998
                                                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
REVENUES

    Videoconferencing systems                              $  2,050,673       $  3,702,328       $  5,153,565       $ 10,777,632
    Network reselling                                         2,037,218          1,591,402          5,044,808          3,784,915
                                                           ------------       ------------       ------------       ------------
                                                              4,087,891          5,293,730         10,198,373         14,562,547
                                                           ------------       ------------       ------------       ------------
COSTS AND EXPENSES
    Cost of sales, videoconferencing systems                  1,073,484          2,723,196          2,611,815          8,338,660
    Cost of sales, network reselling                            139,255                 --            139,255                 --
    Selling, general and administrative                       2,789,736          3,268,167          8,409,718          9,569,156
    Research and development                                     99,591            228,736            407,689            638,330
                                                           ------------       ------------       ------------       ------------
                                                              4,102,066          6,220,099         11,568,477         18,546,146
                                                           ------------       ------------       ------------       ------------

                  LOSS FROM OPERATIONS                          (14,175)          (926,369)        (1,370,104)        (3,983,599)

Loss on sale of subsidiary                                     (167,537)                --           (167,537)                --
Other expenses, primarily financing charges                    (399,050)          (516,189)          (716,159)        (1,305,653)
                                                           ------------       ------------       ------------       ------------
                  NET LOSS FROM CONTINUING
                    OPERATIONS BEFORE INCOME TAXES
                    AND MINORITY INTEREST                      (580,762)        (1,442,558)        (2,253,800)        (5,289,252)

Income taxes                                                         --                 --                 --                 --
Minority interest in net income of subsidiary                    (5,441)                --             (5,441)                --
                                                           ------------       ------------       ------------       ------------
                  NET LOSS FROM CONTINUING OPERATIONS          (586,203)        (1,442,558)        (2,259,241)        (5,289,252)

Loss from discontinued operations, net of taxes                 (13,423)          (108,534)          (251,624)          (496,132)

                                                           ------------       ------------       ------------       ------------
                  NET LOSS                                 $   (599,626)      $ (1,551,092)      $ (2,510,865)      $ (5,785,384)
                                                           ============       ============       ============       ============


Net loss per common share
    Loss from continuing operations                        $      (0.05)      $      (0.12)      $      (0.18)      $      (0.45)
    Loss from discontinued operations                             (0.00)             (0.01)             (0.02)             (0.04)
                                                           ------------       ------------       ------------       ------------


                                                           $      (0.05)      $      (0.13)      $      (0.20)      $      (0.49)
                                                           ============       ============       ============       ============

Weighted average shares outstanding                          12,300,144         12,072,592         12,300,144         11,834,840
                                                           ============       ============       ============       ============


The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 1999


                                                                        NINE MONTHS ENDED
                                                                            SEPTEMBER 30

                                                                      1999              1998
                                                                   (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $(2,510,865)      $(5,785,384)
     Adjustments to reconcile net loss to  net
         cash (used) provided by operating activities:
         Loss from discontinued operations                             251,624           496,132
         Loss on sale of subsidiary                                    167,537                --
         Depreciation and amortization                                 643,653         1,976,305
         Allowance to reduce inventory to lower
            of cost or market                                               --           256,000
         Allowance for doubtful accounts                               131,002            49,998
         Changes in operating assets and liabilities:
             Accounts receivable                                     1,827,284          (429,181)
             Inventories                                               500,806          (191,501)
             Rental and demonstration inventory                             --           275,542
             Prepaid expenses and other assets                         107,350           262,121
             Accounts payable                                         (704,778)         (860,244)
             Accrued expenses                                         (148,876)          167,170
             Deferred revenues                                        (403,050)        1,343,454

                                                                   -----------       -----------
             Net cash provided (used) by operating activities
                 of continuing operations                             (138,313)       (2,439,588)

             Net cash (used) by discontinued operations               (169,158)         (456,883)
                                                                   -----------       -----------

             Net cash provided (used) by operating activities         (307,471)       (2,896,471)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (70,879)         (638,105)
     Sale of minority interest in subsidiary                         1,040,000                --
     Change in other assets                                             (4,097)          236,096

                                                                   -----------       -----------
             Net cash provided (used) by investing activities          965,024          (402,009)
                                                                   -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                             (942,239)          981,995
     Proceeds from exercise of stock options
         and stock purchase plan                                            --           184,035
     Proceeds from private placement net of
         issuance costs                                                     --         2,775,000
                                                                   -----------       -----------
             Net cash provided (used) by financing activities         (942,239)        3,941,030
                                                                   -----------       -----------


     Effect of exchange rate changes on cash                            21,581            76,346

Increase (decrease) in cash and cash equivalents                      (263,105)          718,896

Cash disposed of by sale of subsidiary                                 (40,284)               --

Cash and cash equivalents at beginning of the period                 1,134,231           866,009

                                                                   -----------       -----------
Cash and cash equivalents at end of the period                     $   830,842       $ 1,584,905
                                                                   ===========       ===========


The accompanying notes are an integral part of these statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
VSI ENTERPRISES, INC. AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Annual Report on Form 10-K, as filed with the SEC on April 15, 1999.

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

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 - DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company discontinued operations of its wholly-owned system integration subsidiary, VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. (INS). Accordingly, operating results for the discontinued operations have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No.30 for all periods presented. During September 1999, INS filed for bankruptcy under Chapter 7 provisions of the United States Bankruptcy Code.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three month periods ended September 30, 1999 and 1998 and nine month periods ended September 30, 1999 and 1998 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of", which requires that the impairment loss be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Management believes long-lived assets in the accompanying condensed consolidated balance sheets are appropriately valued in accordance with SFAS No.121.

NOTE 6 - REVENUE RECOGNITION

Revenue from sales of videoconferencing systems and related maintenance contracts on these systems are included in videoconferencing systems revenues. Revenues on systems sales are recognized upon shipment. If installation costs relating to the systems sold are significant, revenue is only recognized for the installation as the costs associated with the installation are incurred. Revenue on maintenance contracts are recognized over the term of the related contract.

Commission revenue represents commissions received by the Company for reselling certain telephone network services. These telephone network services include additional telephone lines to business and residential customers as well as high speed ISDN lines. Commission revenue is recognized upon receipt of the order and when the Company has no further obligation related to the order. This revenue is recognized net of any chargebacks.

NOTE 7 - COMPREHENSIVE INCOME

 In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for periods reported. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended September 30, 1999 and 1998, total comprehensive loss was approximately $141,000 and $1,486,000, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive loss was $2,170,000 and $5,709,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9 - SHAREHOLDERS' EQUITY

During October 1998, the Company's Board of Directors authorized a stock repurchase program that will allow the Company to purchase up to 250,000 shares of its common stock over a one-year period. The authorization allows repurchases to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. No shares will be knowingly purchased from Company insiders or their affiliates. As of November 5, 1999, the Company had not repurchased any shares of its common stock.

NOTE 10 - SALE OF VSI N.V.

On September 30, 1999, the Company sold its European subsidiary Videoconferencing Systems, n.v. ("VSINV") to certain members of VSINV's executive management team. As a condition of the sale, the Company was released from all liabilities including certain guarantees under VSINV's bank credit agreements and was issued warrants to purchase up to 24.0% of VSINV. Concurrent with the sale, the Company and VSINV agreed to enter into a non-exclusive reseller agreement wherein VSINV shall have the rights to market the Company's videoconferencing product line in Europe. The sale resulted in a loss of $168,000, which included the write-off of the cumulative foreign currency translation adjustment of $319,000.

NOTE 11 - PARTIAL SALE OF  SUBSIDIARY

On August 31, 1999, the Company as part of a restructuring of its debt, sold a 35.5% interest in its previously wholly-owned subsidiary, VSI Network Solutions, Inc. d/b/a Eastern Telecom Inc. ("ETI"). The transaction included the conversion of $1,213,000 of 18-month term notes due March 31, 2000 into 195,099 shares of ETI common stock which were owned by VSI, representing a 19.5% minority interest in ETI. In addition $1,040,000 of new capital was raised by selling a 16.0% minority interest in ETI.

NOTE 12 - DEBT RESTRUCTURING

Effective August 31, 1999, the Company restructured its note payable which consisted of principal and accrued interest totaling $1,089,750. The Company paid $150,000 at closing, and the remaining balance was exchanged for a 7% Secured Convertible Debenture, with a one year term. The debenture is secured by a lien on the Company's interest in ETI, which is junior to the Company's converting term note holders and new investors, as discussed below. Additionally, under the terms of the agreement, the debenture holder released its existing security interest in the Company's patents. The debenture holder has the option to commence converting the debenture into shares of the Company's Common Stock at the initial rate of 7.5% per month beginning January 1, 2000. This rate will increase to 15% per month commencing April 1, 2000. The conversion price is the lesser of $1.00 or the five-day average closing bid price of the Company's Common Stock prior to the date of any such transaction, with a floor of $0.50 per share. The debenture holder also has the option of converting the debenture into common stock of ETI, the Company's Subsidiary, instead of shares of the Company. This conversion can be done at any time by the debenture holder at the rate of one share of ETI common stock for each $6.50 of principal so converted. Any remaining balance of the debenture will be payable on August 31, 2000.

As part of the closing of the transaction, $1,213,000 of the Company's term notes due March 31, 2000 were converted into 195,099 shares of ETI common stock which represents a 19.5% ownership interest in ETI. In addition, $1,040,000 of new capital was raised by selling an additional 16.0% ownership interest in ETI. ETI's minority shareholders have a put option, which gives them the right to put their ETI shares back to the Company at the price paid or converted, at the earlier of the sale of ETI or one year, and the Company has a call option to reacquire shares of ETI at any time. The Company still holds the remaining 64.5% majority ownership of ETI.

Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to purchase the Company's common stock at $0.50 and $1.00 per share, respectively. In conjunction with the issuance of the warrants, the Company valued the warrants at $320,968 using the Black-Scholes option pricing model in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This warrant value will be amortized to interest expense over the term of the put, which is one year.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VSI ENTERPRISES, INC. AND SUBSIDIARIES

FINANCIAL CONDITION

Since December 31, 1998, the Company's total assets decreased $4,151,000, or 37.9% to $6,810,000, primarily as a result of a 26.7% decrease in cash, a 38.0% decrease in accounts receivable and a 56.2% decrease in inventory. Accounts receivable declined because sales for the three months ended September 30, 1999 were lower than sales for the three months ended December 31, 1998. Cash was negatively impacted by the Company's net loss of $2,511,000 for the nine months ended September 30, 1999 and inventory decreased as a result of both improved inventory management practices and systems and the shipment of a large order prior to the end of September 1999.

Current liabilities at September 30, 1999 were $4,787,000, a decrease of $4,065,000, or 45.9%, from December 31, 1998. This was due to a decrease of 68.9% in the current portion of notes payable, a decrease of 43.3% in accounts payable, a 18.5% decrease in accrued expenses and a 37.6% decrease in deferred revenues.

RESULTS OF OPERATIONS

Results for the three months and nine months ended September 30, 1998 have been restated to reflect the December 1998 closure of VSI Network Services, Inc., d/b/a Integrated Network Services, Inc., a wholly-owned subsidiary of the Company.

Revenues for the three months and nine months ended September 30, 1999 were $4,088,000 and $10,198,000, respectively, compared to revenues of $5,294,000 and $14,563,000, in the like periods of 1998. For the three months ended September 30, 1999 revenues decreased $1,206,000 or 22.8% compared to the three months ended September 30, 1998. For the nine months ended September 30, 1999 revenues decreased $4,365,000, or 30.0%.

Videoconferencing revenues for the three months and nine months ended September 30, 1999 were $2,051,000 and $5,154,000, respectively, compared to revenues of $3,702,000 and $10,778,000, in the like periods of 1998. For the three months ended September 30, 1999 revenues decreased $1,651,000 or 44.6% compared to the three months ended September 30, 1998. For the nine months ended September 30, 1999 Videoconferencing revenues decreased $5,624,000 or 52.2%. The decrease in revenue for the three month period was due primarily to the Company's efforts to shed low margin business, while on a year to date basis it was a combination of shedding low margin business and the fact that revenue earned during 1998 was abnormally high from a large order to a customer in China.

The commission revenue from the network reselling business for the three months ended September 30, 1999 was $2,037,000, compared to $1,591,000 for the three months ended September 30, 1998, an increase of $446,000 or 28.0%. This increase was primarily due to a lower number of chargebacks in the current period versus last year and to a lesser extent the new line of equipment sales the network reselling business entered this year. Revenues for the nine months ended September 30, 1999 were $5,045,000, an increase of $1,260,000 or 33.3% over revenues of $3,785,000 for the nine months ended September 30, 1998. The increase was due to the fact that the 1998 period was lower as a result of commissions being decreased due to a large number of chargebacks for disconnections and cancellations that occurred in the first quarter of that year and to a lesser extent an increase in equipment sales in the 1999 period.

Gross margins as a percentage of revenues for the three months and nine months ended September 30, 1999 were 70.3% and 73.0%, respectively. This compares to 48.6% for the three months ended September 30, 1998 and 42.7% for the nine months ended September 30,1998. Videoconferencing margins for the three and nine months ended September 30, 1999 increased to 47.7% and 49.3%, respectively. This compares to 26.4% for the three months ended September 30, 1998 and 22.6% for the nine months ended September 30, 1998. The increase in both periods is due to the emphasis of shedding low margin products and services. The network reselling business which basically has no cost of sales, except for some small sales of equipment, had gross margins for the three and nine months ended September 30, 1999 of 93.2% and 97.2%, respectively. This compares to the like periods of 1998 in which there were no equipment sales and gross margins were 100.0%.

Selling, general and administrative expenses for the three months and nine months ended September 30, 1999 were $2,790,000 and $8,410,000, respectively. This compares to $3,268,000 and $9,569,000, respectively for the three months and nine months ended September 30, 1998. The decrease in expenses of $478,000 or 14.6%, for the three months ended September 30, 1999 and the decrease in expenses of $1,159,000 or 12.1% for the nine months ended September 30, 1999, was primarily due to the consolidation of operations at the Company's videoconferencing subsidiaries, reductions in personnel and ongoing efforts to cut costs throughout the Company.

The Company charges research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. For the three months ended September 30, 1999, the Company's research and development expenses were $100,000, a decrease of 56.5% over the three-month period ended September 30, 1998. For the nine months ended September 30, 1999, the Company's research and development expenses were $408,000, a decrease of 36.1% over the nine month period ended September 30, 1998. The decrease in both periods was primarily due to the completion in 1998 of projects related to the development of the Company's new videoconferencing system product line, and to reductions in the workforce.

Non-operating expenses for the three months ended September 30, 1999 were $567,000, an increase of 9.8%, from the three months ended September 30, 1998. Non-operating expenses for the nine months ended September 30, 1999 were $884,000, a decrease of 32.3%, from the nine months ended September 30, 1998. The increase in the three months ended September 30, 1999 was primarily due to the recognition of the loss of $168,000 from the sale of the Belgium subsidiary, which includes the write-off of cumulative foreign currency translation adjustments of $319,000. For the nine month period ended September 30, 1999 expenses were lower due to the fact that in the like period of 1998, expenses were higher due to charges related to the Company's convertible debentures and other financing-related expenditures. If the loss on the sale had not been recognized, non-operating expenses for the three months and nine months ended September 30, 1999 would have been $399,000, a decrease of 22.7%, and $716,000, a decrease of 45.1% from the like periods in 1998.

Loss from discontinued operations for the three months ended September 30, 1999 was $13,000, a decrease of 87.6% from the three months ended September 30, 1998. Loss from discontinued operations for the nine months ended September 30, 1999 was $252,000, a decrease of 49.3% from the nine months ended September 30, 1998. The decrease in both the three months and nine months ended September 30, 1999, compared to the like periods in 1998 is due to the ceasing of all operations and related expenses. Management does not anticipate any additional expenses related to the liquidation of the assets and liabilities of INS, a wholly-owned subsidiary closed by the Company in December 1998.

Net loss for the three months ended September 30, 1999 was $600,000; a decrease of 61.3% from the net loss of $1,551,000 for the three months ended September 30, 1998. Net loss for the nine months ended September 30, 1999 was $2,511,000; a decrease of 56.6% from the net loss of $5,785,000 for the nine months ended September 30, 1998. The decrease in net loss for the periods was due primarily to higher margins in the sale of videoconferencing products and services and the Company's ongoing efforts to reduce costs. This was offset somewhat by the recognition of the loss on the sale of the Belgium subsidiary.

LIQUIDITY AND SOURCES OF CAPITAL

As of September 30, 1999, the Company had cash and cash equivalents of $831,000. The Company's liquidity sources include existing cash and credit facilities. In order to meet its cash flow requirements, the Company will require additional funding in 1999. This additional funding could be in the form of debt, equity or both. A further reduction in operating expenses could also be effected in order to maximize the Company's allocation of cash resources. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.


Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a wholly-owned subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. At September 30, 1999, the Company was due $109,000 from reserves Fidelity Funding was holding for its account. There are no balances owed under this credit facility as of September 30, 1999.

ETI

On October 8, 1998, ETI entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to additional payment of commitment fees by ETI, to $5,000,000. If any account receivable is not paid within 90 days, ETI is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of September 30, 1999, $767,000 was owed to RFC Capital, Inc.

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

With INS ceasing operations on December 31, 1998, VSI is obligated to repay the balance owed Presidential Financial Corporation. On September 30, 1999, that amount was $43,000. The Company expects to repay the full amount during 1999.


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

Effective August 31, 1999, the Company again restructured its debt with Thomson Kernaghan & Co. Ltd., which totaled $1,089,750 at August 31, 1999. VSI made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% Secured Convertible Debenture, with a one year term. The debenture is secured by a lien on the Company's ownership interest in ETI, which is junior to the Company's converting term note holders and new investors, as discussed below. ETI is a marketer and seller of telecommunications services and products. Additionally, under the terms of the agreement, Thomson Kernaghan released its existing security interest in the Company's patents. Thomson Kernaghan has the option to commence converting the debenture into shares of VSI

Common Stock at the initial rate of 7.5% per month beginning January 1, 2000. This rate will increase to 15% per month commencing April 1, 2000. The conversion price is the lesser of $1.00 or the five-day average closing bid price of the VSI Common Stock prior to the date of any such transaction, with a floor of $0.50 per share. Furthermore, Thomson Kernaghan has the option of converting the debenture into shares of ETI common stock at any time and at the rate of one share of ETI common stock for each $6.50 of principal so converted. Any remaining balance of the debenture will be payable on the maturity date.

As part of the closing of the transaction, $1,213,000 of the Company's term notes due March 31, 2000 were converted into 195,099 shares of ETI common stock which represents a 19.5% ownership interest in ETI. In addition, $1,040,000 of new capital was raised by selling an additional 16.0% ownership interest in ETI. ETI's minority shareholders have a put option, which gives them the right to put their ETI shares back to the Company at the price paid or converted, at the earlier of the sale of ETI or one year, and the Company has a call option to reacquire shares of ETI at any time. The Company still holds the remaining 64.5% majority ownership of ETI.

Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to purchase the Company's common stock at $0.50 and $1.00 per share, respectively. In conjunction with the issuance of the warrants, the Company valued the warrants at $320,968 using the Black-Scholes option pricing model in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This warrant value will be amortized to interest expense over the term of the put, which is one year.


YEAR 2000

The Company has assessed the impact of the Year 2000 issue on its computer systems and is in the process of remediating the affected hardware and software.

The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. New software was installed and upgraded as part of the normal course of business in October, 1999. Most are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not significantly impacted by changes in the interest rates and the Company has no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense incurred under the Company's credit facilities. Changes in foreign currency exchange rates will have no effect on future financial statements based on the sale of the Company's European Subsidiary.

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 31, 1999, the Company sold a minority interest in its ETI subsidiary to holders of the Company's term notes and to other accredited investors. In connection therewith, the Company issued to such persons (i) warrants to purchase an aggregate of 1,098,492 shares of common stock at an exercise price of $0.50 per share and (ii) warrants to purchase an aggregate of 396,497 of common stock at an exercise price of $1.00 per share. The warrants are exercisable for a period expiring on August 31, 2004.

All issuance's of securities described above were made in reliance on the exemption from registration provided by Section 4(2) and/or 3 (b) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions and no commissions were paid.

ITEM 5. OTHER INFORMATION

Sale of VSI n.v.
On September 30,1999, the Company sold its European subsidiary, Videoconferencing Systems, n.v. ("VSINV"), to certain members of VSINV's executive management team. As a condition of the sale, the Company was released from all liabilities including certain guarantees under VSINV's bank credit agreements. Concurrent with the sale, the Company and VSINV agreed to enter into a non-exclusive reseller agreement wherein VSINV shall have the rights to market the Company's videoconferencing product line in Europe.

Nasdaq Listing
On September 22, 1999 the Company was notified by the Nasdaq Stock Market, Inc. that the Company's common stock had been delisted from trading on the Nasdaq SmallCap Market, effective as of the close of business on September 22, 1999. The delisting occurred as a result of the Company's lack of a minimum bid price per share of $1.00 and net tangible assets of not less than $2.0 million.

Nasdaq also notified the Company that its securities were immediately eligible for trading on the OTC Bulletin Board commencing September 23, 1999. The Company's stock symbol, "VSIN", remained unchanged

The Company has filed a request for the Nasdaq Listing and Hearing Review Council to review the Nasdaq Listing Qualifications Panel's decision to move the Company from NASDAQ SmallCap to the OTC Bulletin Board. The Company has been notified that a likely decision will be issued in April 2000.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       The following exhibits are filed with this report:
                  27.1     Financial Data Schedule
                  27.2     Restated Financial Data Schedule

(b) Reports on Form 8-K:

     The following report on Form 8-K was filed during the quarter ended September 30,1999: Current Report dated August 31, 1999 (relating to the restructuring of its debt with Thomason Kernaghan & Co. Ltd. and sale of a minority interest in VSI Network Solutions, Inc., d/b/a Eastern Telecom, Inc.).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VSI ENTERPRISES, INC.




Date:     November 12, 1999               /s/ Richard E. Harrison
         ------------------------         -------------------------------------
                                          Chief Executive Officer






                                          /s/ Karen T. Franklin
                                          -------------------------------------
                                          Chief Financial Officer