Form 10-K405/A
period 1998-12-31
VSI ENTERPRISES INC
filed 1999-12-06
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (10,703,808 shares) on April 15, 1999 was approximately $5,351,904, based on the closing price of the registrant's common stock as quoted on the Nasdaq Small Cap Market on April 15, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of April 15, 1999: 12,300,144 shares of $.001 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.


The following items are amended:

Item 1.   Business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

ITEM 1.   BUSINESS.

GENERAL

VSI Enterprises, Inc. (the "Company"), was incorporated under the laws of Delaware on September 19, 1988 as Fi-Tek III, Inc. ("Fi-Tek") for the purpose of raising capital and to seek out business opportunities in which to acquire an interest. On August 21, 1990, the Company acquired 89.01% of the total common stock and common stock equivalents then issued and outstanding of Videoconferencing Systems, Inc., a Delaware corporation ("VSI"). VSI was founded in 1985 through the acquisition of a portion of the assets of a Sprint Corporation videoconferencing subsidiary. In December 1990, the Company changed its name from Fi-Tek III, Inc. to VSI Enterprises, Inc. During the first half of 1991, the Company acquired the remaining additional outstanding shares of common stock of VSI.

The Company operates under five wholly-owned subsidiaries that include; Videoconferencing Systems, Inc., which designs, manufactures, markets and services an interactive group of videoconferencing and control systems; VSI Network Solutions, Inc., d/b/a Eastern Telecom, Inc. ("ETI") which is a company engaged in the business of marketing and selling telecommunications services and products; Videoconferencing Systems, n.v. ("VSI Europe") which is a distributor of the Company's videoconference systems in Europe; VSI Solutions Inc. ("VSI Solutions") which is a software company whose products include a reservation system for the management of videoconferencing systems; VSI Network Services, Inc., d/b/a Integrated Network Services, Inc. ("INS") which was engaged in the design, installation and support of local and wide area networks.

The Company expects to close VSI Solutions by July 1, 1999, upon the completion of a contract with a customer. Integrated Network Services, Inc., which was an integration firm specializing in the connectivity of multi-protocol environments, ranging from small, local area networks to large, enterprise-wide networks employing WAN technologies to connect multiple sites discontinued operations in December, 1998.

On January 15, 1999, the Company implemented a 1-for-4 reverse split of the shares of VSI Common Stock. All shares and per share amounts included in this report reflect the effects of the reverse split.

The Company's principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and its telephone number is (770) 242-7566.

RECENT DEVELOPMENTS

Debt Restructuring. On August 31, 1999, we restructured our debt with Thomson Kernaghan & Co., Ltd., which totaled $1,089,750 at August 31, 1999. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one year term. The debenture is secured by a lien on our ownership interest in Eastern Telecom, Inc. which is junior to our converting term note holders and new investors, as discussed below. Eastern Telecom is a marketer and reseller of telecommunications services and products. Additionally, under the terms of the agreement, Thomson Kernaghan released its existing security interest in our patents. Thomson Kernaghan has the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. This rate will increase to 15% per month commencing April 1, 2000. The conversion price is the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Furthermore, Thomson Kernaghan has the option of converting the debenture into shares of Eastern Telecom common stock at any time and at the rate of one share of Eastern Telecom common stock for each $6.50 of principal so converted. Any remaining balance of the debenture will be payable on the maturity date.

As part of closing the Thomson Kernaghan transaction, $1,213,000 of our 18-month term notes due March 31, 2000 were converted into 195,099 shares of Eastern Telecom common stock which were owned by us, representing a 19.5% minority interest in Eastern Telecom. In addition, $1,040,000 of new capital was raised by selling a 16.0% minority interest in Eastern Telecom. The consideration received for the sale of shares of common stock of Eastern Telecom was based on an internal valuation of Eastern Telecom. We still hold the remaining 64.5% majority ownership interest in Eastern Telecom.

Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to acquire shares of our common stock at an exercise price of $0.50 and $1.00 per share, respectively. Under the terms of the Thomson Kernaghan agreement, we have undertaken to sell our remaining interest in Eastern Telecom at not less than fair market value, provided the terms of any such transaction are otherwise acceptable to us. Additionally, Eastern Telecom's minority shareholders have a put option, which gives them the right to put their Eastern Telecom shares back to us after one year, and we have a call option to reacquire shares of Eastern Telecom at any time, both at a price of $6.50 per share of Eastern Telecom common stock.

Management Changes. On May 1, 1999, we entered into consulting agreements with a Dallas, Texas based venture capital, merchant banking and consulting firm, Taconic Partners, L.L.C., and with Karen Franklin to assist with our ongoing and anticipated operational and financial restructuring. On June 7, 1999, Ms. Franklin replaced interim Chief Financial Officer, Sam Horgan. On June 8, 1999, we announced that President and Chief Executive Officer Judi North would be resigning her position, effective June 11, 1999, for personal reasons. Mrs. North was replaced, on an interim basis, by Richard E. Harrison, President of Taconic Partners. Concurrent with the announcement of Ms. North's resignation, we promoted Rick Egan to President of our Videoconferencing Systems subsidiary. Ms. North remains on our board of directors.

Richard E. Harrison, age 41, is the President and a Manager of Taconic Partners, L.L.C., a Dallas, Texas based venture capital, merchant banking and consulting firm. Since October 1996, Mr. Harrison has served as Chairman, President and CEO of OHA Financial, Inc., an affiliated investment of Taconic engaged in the specialty finance industry. Before founding Taconic Partners, Inc. in 1990, the predecessor to Taconic Partners, L.L.C., Mr. Harrison was a senior consultant with Towers Perrin, where he specialized in post-merger integration of operations and organizations for larger international companies. Prior to joining Towers Perrin, Mr. Harrison worked for Thomson McKinnon in corporate finance. Before that, Mr. Harrison was on the marketing staff of Reliance Electric Company. Mr. Harrison holds a bachelor of business administration degree in Finance from Baylor University and a masters of business administration degree from the University of Texas at Austin where he graduated with honors.

Karen T. Franklin, age 42, served as Controller of OHA Financial, Inc. from September 1997 through May 1999. Previously, she had served as Director of Financial Accounting for Jayhawk Acceptance Corporation, a publicly held specialty finance company, and in managerial positions with

PricewaterhouseCoopers, Nations Credit Corporation and US Trails, Inc. She holds a master of science degree in accounting from the University of North Texas. She is a Certified Public Accountant.

Nasdaq Listing. Effective as of the close of business on September 22, 1999, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board. The delisting occurred as a result of the minimum bid price on our common stock being less than $1.00 per share and our net tangible assets being under $2.0 million. We are appealing Nasdaq's decision to delist our shares and have been advised by Nasdaq that its review council will likely issue its decision in April 2000.

Sale of VSI Europe. On September 30, 1999, we sold our European subsidiary, VSI Europe, to certain members of VSI Europe's executive management team. As a condition of such sale, we were released from all liabilities, including certain guarantees under VSI Europe's bank credit agreements. Concurrent with the sale, VSI Enterprises and VSI Europe have agreed to enter into a non-exclusive reseller agreement wherein VSI Europe will retain the right to market our videoconferencing product line in Europe.

VIDEOCONFERENCING SYSTEMS

The Company's core business is the design, manufacture, marketing and servicing of interactive group videoconferencing and control systems (the "VSI Systems"). Each VSI System is designed with open software and modular subsystems which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve.

Its products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. The Company integrates standard video, audio and transmission components with its own proprietary video, audio and computer control components and software.

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

The Company's lead products are marketed under the trade name Omega. The key features and benefits of the Omega(TM) platform include:

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

The Company has been granted seven patents from the U.S. Patent and Trademark Office that cover certain aspects of the Omega(TM) user interface, remote management and system architecture (which is a network videoconferencing system which combines the advantages of central and distributed intelligence systems). The patents protect the Company's innovative technology and enables the Company to pursue opportunities to license its technology to other manufacturers. Currently, the patents secure payment of a $900,000 promissory note at an interest rate of 14% per annum, with $300,000 due February 16, 1999 and $600,000 due May 16, 1999. In the event of default, the debt holder could foreclose on its security interest in the patents. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance.")

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

Markets

The Company has defined its target markets as the "Fortune 1,000" companies in North America and Europe. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Cost/benefit analyses are generally performed by the Company's customers themselves prior to purchasing a system. In addition, the Company has targeted as a secondary market small to mid-sized companies, as well as educational institutions, governments and healthcare providers. The Company's systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors, including partners for whom the Company is an original equipment manufacturer ("OEM").

For each of the fiscal years ended December 31, 1998, 1997 and 1996, international sales (sales outside of the United States and Canada) represented approximately 27%, 14% and 20%, respectively, of the Company's total sales. Net product sales attributable to VSI Europe increased from approximately $2.8 million during the year ended December 31, 1997 to $2.9 million for the year ended December 31, 1998. VSI Europe has historically contributed substantially all of the Company's international sales, although sales in China of $2.3 million were recorded in 1998 by VSI. See "-Videoconferencing Systems, n.v. ("VSI Europe")." No sales opportunities in China are being pursued in 1999. The Company believes it presently maintains an approximate 1% to 2% share of the total worldwide videoconferencing equipment market as measured by 1998 total sales volume for the industry.

Customers

The Company's customers include Fortune 1,000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Bank of America, Boeing, MCI, Duracell, BellSouth, Bell Atlantic and Johnson & Johnson.

NETWORK SERVICES ("ETI")

The Company, through its ETI subsidiary, serves as a sales agent for a number of major telecommunications clients, which include the regional Bell operating companies ("RBOCs"), Cable and Wireless and 3Com Corporation. ETI is paid a commission by its clients for products and services sold to other entities. Among ETI's core product offerings are high speed data transfer systems, internet connections, T-1 connections, network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections. ETI's business is conducted primarily in the northeastern United States

Market

The large telecommunications companies have pared fixed costs and overhead by outsourcing many functions including marketing to the lower tier business customer which is the niche that ETI has successfully captured. ETI usually targets customers who generate less than $250,000 per year in telecommunications/network service billings. The desire and willingness of Bell Atlantic to enter into a three year contract with the Company is an indication of a stable outsourcing attitude of large providers.

Competition

Competition has been limited by the large telecommunications companies' agent selection criteria, and as a result, new entrants have been limited in numbers. While the agency agreement is non-exclusive, it is in the providers best interest to limit competition.

Product Line

ETI's products fall under the classifications of :

         -        Data Services
         -        Voice Products
         -        Account Management Services
         -        Long Distances Services

Data Services include internet connections, dedicated data transmission lines, and other information technology related services.

Voice Products include interexhange services, on-premises voice mail products, toll free number telephone lines, and a broad range of other services.

Account Management Services provides the customer with technical and customer service assistance , as well as, manage customer accounts for its vendors.

Long Distance Services is a new area of the market that ETI has begun to sell. This service along with cellular and other telecommunication products and services offer significant potential additional revenues.

During fiscal 1998 and 1997, approximately 37% of the Company's revenue primarily, commissions earned by ETI -- were from Bell Atlantic.

VIDEOCONFERENCING SYSTEMS, N.V. ("VSI EUROPE")

VSI Europe is a distributor of the Company's videoconference systems in Europe and conducts most of its international business through two offices located in London and Antwerp, Belgium. For each of the fiscal years ended December 31, 1998, 1997 and 1996, international sales (sales outside of the United States and Canada) represented approximately 27%, 14% and 20%, respectively, of the Company's total sales. Net product sales attributable to VSI Europe increased from approximately $2.8 million during the year ended December 31, 1997 to $2.9 million for the year ended December 31, 1998. VSI Europe has historically contributed substantially all of the Company's international sales, although sales in China of $2.3 million were recorded in 1998 by Videoconferencing Systems, Inc.

VSI SOLUTIONS INC.

VSI Solutions is a software company whose products include a reservation system for the management of videoconferencing systems. Its principal product is "Video Administrator" which is a custom software package that facilitates network management, offered through VSI Solutions. Video Administrator will cease to be provided upon the completion in June 1999 of a project with one customer, and the operations of VSI Solutions will be discontinued at that time.

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

RESEARCH AND DEVELOPMENT

All of the Company's product engineering, including costs associated with design and configuration of fully-developed VSI Systems for particular customer applications, is accounted for in the Company's financial statements as research and development expenses. During the years ended December 31, 1998, 1997 and 1996, the Company's aggregate expenditures for research and development of new products or new components for existing VSI Systems were $800,000, $1.1 million and $1.2 million, respectively. During fiscal 1998, the Company's research and development expenses decreased by approximately 24% due to a reduction in workforce.

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

In response to those concerns, the Company has undertaken a restructuring of its business operations and balance sheet that, when fully implemented, are intended to achieve profitable operations and provide positive operating cash flows, as well as improve prospects for additional equity capital investments. This restructuring includes aggressive management of accounts receivable and inventory, sale of non- strategic assets and raising of funds through either private placement or restructuring of its current debt. During the first quarter of 1999, the Company reviewed its operating expenses and substantially reduced fixed management and overhead expenses. In addition, the Company restructured certain of its outstanding indebtedness. (See "Item 1. Business Recent Developments.")

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

REVENUES

Revenues for the year ended December 31, 1998 were $19.4 million, an approximately 1% decrease over revenues for the year ended December 31, 1997. An approximately 12% increase in videoconferencing systems revenues was more than offset by an approximately 21% decrease in commissions from telephone network reselling. The increase in videoconferencing systems revenues was due to a large order from a customer in China of $2.3 million. The decrease in commissions from telephone network reselling in 1998 was due primarily to a large number of chargebacks for disconnections and cancellations.

GROSS MARGIN

Gross margin as a percentage of revenues for the year ended December 31, 1998 was approximately 37%, down from 51% for the year ended December 31, 1997. The decrease was due to higher than usual sales of lower margin videoconferencing products during the second and third quarters of 1998, primarily from a $2.3 million order to a customer in China, and to lower revenues during the first quarter of 1998 at ETI. ETI revenues are basically all generated through commissions on the sale of services from third parties and do not have any cost of sales, therefore their margins are 100%. If their revenues decrease as a percentage of total sales then the overall margin of the Company decreases.

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

IMPAIRMENT LOSS

At December 31, 1998, an impairment loss of $7,767,444 was charged to operations. The majority of that loss - $6,995,211 - was charged to operations as an impairment of the original goodwill recorded with the Company's acquisition of ETI. The Company compared the carrying value of ETI at December 31, 1998 to the undiscounted anticipated cash flows for the next ten years to determine if there had been an impairment. As the anticipated undiscounted cash flows were lower than the carrying value of ETI, the Company then used the present value of estimated expected future cash flows using a 15% discount rate (discounted cash flows) to determine the impairment charge. This evaluation was triggered by ETI's net operating loss during 1998, a reduction in commissions paid to ETI by Bell Atlantic during 1998 and an informal valuation of ETI performed during the fourth quarter of 1998.

An additional $577,077 impairment loss was recorded to eliminate all remaining goodwill related to VSI Europe, and an additional $195,156 impairment loss was recorded to write down VSI Europe's net assets to zero. Management recorded the impairment loss in light of VSI Europe's continuing operating losses. See Note A-7 and A-10 to the consolidated financial statements.

LOSS ON SALE OF INVESTMENTS

The loss on the sale of investments was the result of the Company's reevaluation of its investment in Global TeleMedix, Inc., which was sold in October 1998 at a loss of $302,000 and the loss of $150,000 in the investment in Educational Video Conferencing, Inc., which was sold on December 31, 1998.

OTHER EXPENSES

Other expenses, primarily finance charges, were $1,682,303 for the year ended December 31, 1998, an increase of $1,606,134 over the year ended December 31, 1997. The increase was primarily due to amortization of debt discount costs during the vesting period (the second and third quarters of 1998) of the conversion feature of the Company's convertible debentures; the amortization of debt issuance costs associated with the Company's convertible debentures; and interest expense from the convertible debentures.

DISCONTINUED OPERATIONS

The Company discontinued operations of its wholly-owned subsidiary, VSI Network Services, Inc. on December 31, 1998. The net loss attributed to the discontinued operations was $418,973 which included the loss from operations for the year ended December 31, 1998 of $763,705 and a gain of $344,732 recorded from the extinguishment of debt.

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

Effective August 31, 1999, the Company restructured its term note with Thomson Kernaghan. See "Item 1. Business - Recent Developments."

The cash redemption of a portion of the convertible debentures was funded in part from the proceeds of a private placement of term notes by the Company in October and November of 1998. These term notes were restructured on August 31, 1999 in connection with the Thomson Kernaghan debt restructuring.
See "Item 1. Business - Recent Developments."

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

Credit Facilities

VSI

Since June 1995, Videoconferencing Systems, Inc. (VSI), a subsidiary of the Company, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides the Company with up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of VSI. As of December 31, 1998, approximately $83,000 was owed to Fidelity Funding.

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

INS

In December 1996, VSI Network Services, Inc. (d/b/a Integrated Network Services, or INS), a wholly owned subsidiary of the Company, established a revolving credit and security agreement with Presidential Financial Corporation. This credit facility provides INS with up to $750,000 at an interest rate of prime plus 3% per annum. Funds available under the credit facility are based on 80% of eligible accounts receivable invoices, with certain restrictions. The credit facility is secured by accounts receivable, inventory and fixed assets of INS. As of December 31, 1998, approximately $248,000 was owed to Presidential Financial Corporation.

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

As of December 31, 1998, Videoconferencing Systems, n.v. had a secured bank facility with Generale Bank of approximately $166,000, of which approximately $157,000 was outstanding at that time.

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

The Company utilizes various computer workstations and software packages as tools in running its accounting and operations areas. Most are PC-based and are Year 2000 compliant, with the exception of some older workstations that will be phased out by 2000. Also, the primary accounting system is not currently Year 2000 compliant, and management plans during 1999 to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to any accounting software problems associated with Year 2000. The Company presently has two well known and widely used software packages that run its accounting and management systems. These two different softwares will be converted to one Companywide software package that has been upgraded by the vendor and implementation is expected to start in the summer of 1999, with completion slated for late fall 1999.

With respect to the production of its own proprietary software and hardware, the Company has taken the necessary steps to ensure that its proprietary technology is Year 2000 compliant. The Company's videoconferencing products use PC controllers of recent vintage that are computed in and displayed in four-digit format. In addition, the Company's Omegaa software uses "C" libraries that compute the date based on a count of the number of seconds from January 1970. Those software libraries are in no danger of being out of compliance before the year 2038.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings. (See "-Factors Affecting Future Performance" in the section that follows).

FACTORS AFFECTING FUTURE PERFORMANCE

The following summarizes certain of the risks inherent in the Company's business:

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS WHEN NEEDED.

We will require additional capital or other financing to finance our operations, new market development and continued growth. We may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. We may not be able to obtain such financing when needed, or that if obtained, it may not be sufficient or on terms and conditions acceptable to us. Sales and potential sales of substantial amounts of our common stock included in the registration in the public market could adversely affect the prevailing market prices for the common stock and impair our ability to raise additional capital through the sale of equity securities.

WE HAVE SUFFERED RECURRING LOSSES FROM OPERATIONS, AND OUR CURRENT LIABILITIES EXCEED CURRENT ASSETS, WHICH MAY PREVENT US FROM CONTINUING AS A GOING CONCERN.

As a result of our recurring losses from operations in recent years and our ratio of current assets to current liabilities, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have undertaken a restructuring of the business operations that is intended to achieve profitable operations and provide positive operating cash flows as well as provide for additional equity capital investments, our restructuring may not be successful.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

After 13 years of operations, we have not reported any profits for a full year of operations and, as of September 30, 1999, we had an accumulated deficit of $49.4 million. We may not be able to achieve or sustain profitability in the future. Whether or not we are able to operate profitably, we will require additional capital to finance our operations.

OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE FAIL TO SECURE SUFFICIENT CAPITAL AND FAIL TO CREATE A STRONG MARKETING SUPPORT TEAM THAT CAN PENETRATE NEW MARKETS.

Our core technology, developed for videoconferencing applications, can also be used as the foundation for products and services in other markets, particularly for command and control applications for general business and industrial users. Entering that market successfully will require sufficient capital for further software product development, and the creation of sales channels and a marketing support team. The inability to secure sufficient capital or the failure to create a strong sales channel/marketing support organization could result in a failed effort to penetrate these new markets, and adversely affect operating results and cash flow.

DUE TO A FLOATING CONVERSION RATE FOR THE OUTSTANDING CONVERTIBLE DEBENTURE, WE DO NOT KNOW THE EXACT NUMBER OF SHARES THAT WILL BE ISSUED UPON CONVERSION.

Upon full conversion of the outstanding convertible debenture held by Thomson Kernaghan, we would issue a maximum of 1,879,500 shares of common stock to Thomson Kernaghan. Based on the recent trading price of our common stock, if the debenture were to be converted at the present time, Thomson Kernaghan could be entitled to receive the maximum number of shares. These common shares would represent approximately 13.3% of our total outstanding common shares. Due to the floating conversion rate and depending on the timing of any conversions by Thomson Kernaghan, we do not know the exact number of shares that we will issue upon conversion.

THOMSON KERNAGHAN COULD CONVERT THE DEBENTURE AT A LOW STOCK PRICE, RESULTING IN MORE SHARES FOR THOMSON KERNAGHAN AND CAUSING A SUBSTANTIAL DILUTION TO THE OTHER COMMON SHAREHOLDERS SINCE THOMSON KERNAGHAN MAY SELL THE FULL AMOUNT ISSUABLE UPON CONVERSION.

The outstanding debenture held by Thomson Kernaghan converts at a floating rate, based upon the market price of our common stock at the time of conversion, subject to a floor of $0.50 per share. The lower the stock price at the time Thomson Kernaghan converts the debenture, the more common shares Thomson Kernaghan will receive. Furthermore, the conversion of the convertible debentures may result in substantial dilution to the interests of other holders of common stock since Thomson Kernaghan may ultimately convert and sell the full amount issuable on conversion.

THOMSON KERNAGHAN COULD CONVERT THE CONVERTIBLE DEBENTURES INTO GREATER AMOUNTS OF COMMON STOCK, THE SALES OF WHICH WOULD FURTHER DEPRESS OUR STOCK PRICE.

To the extent that Thomson Kernaghan converts and then sells its common stock, the common stock price may decrease due to the additional shares in the market. This could allow Thomson Kernaghan to convert its convertible preferred stock into even greater amounts of common stock. And, the subsequent sale of the common stock could further depress the stock price.

THE PRICE OF OUR COMMON STOCK COULD BE FURTHER DEPRESSED BY SHORT SALES BY THOMSON KERNAGHAN OR OTHERS.

The significant downward pressure on the price of the common stock as Thomson Kernaghan converts and sells material amounts of common stock could encourage short sales by Thomson Kernaghan or others. This could place further downward pressure on the price of the common stock.

FUTURE ACQUISITIONS MAY NOT BE SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS, AND OUR ACQUISITION STRATEGY MAY NOT BE SUCCESSFUL.

An important element of our growth strategy is to expand when appropriate through acquisitions. Our future success is dependent upon our ability to finance and effectively integrate acquired businesses with our operations. Our inability to do so could harm our operating results. Future acquisitions may not be successfully integrated with our existing operations, and our acquisition strategy as a whole may not be successful. In addition, our financial performance is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses.

IF WE FAIL TO DEVELOP COMPETITIVE PRODUCTS IN RESPONSE TO TECHNOLOGICAL CHANGES, OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and better picture quality at reduced prices. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results could be materially and adversely affected. Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and prices that are acceptable to the market will be a significant factor in our ability to grow and to remain competitive. For instance, the ability to transact business via the Internet is becoming increasingly important. Accordingly, in order to remain competitive, we are currently developing a system which will allow our customers remote access of command and control systems via the Internet. There is no guarantee that we can timely or effectively implement this strategy.

OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A DISRUPTION IN SUPPLY OR A SIGNIFICANT PRICE INCREASE OF VIDEOCONFERENCING COMPONENTS OR FAILURE OF A THIRD PARTY SUPPLIER TO REMAIN COMPETITIVE IN PRICE.

Substantially all of our videoconferencing components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in price of one or more of these components or failure of a third-party supplier to remain competitive in functionality or price could have a material adverse effect on our business and operating results. We could experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with our anticipated new product line of videoconferencing systems could adversely affect our business and operating results.

OUR OPERATIONS COULD BE ADVERSELY AFFECTED BY THE LOSS OF A MAJOR CUSTOMER.

We sell videoconferencing systems and related control services and network services to a number of major customers. During the year ended December 31, 1998, approximately 37% of our revenues were from Bell Atlantic. The loss of Bell Atlantic or other customers could have an adverse effect on our operations.

THE LOSS OF KEY MANAGEMENT OR TECHNICAL PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS.

Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Since we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel which could adversely affect our operations. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees, and failure to do so could have a material adverse effect on our business and operating results.

WE EXPECT COMPETITORS MAY ENTER THE MARKET WHICH HAVE FAR GREATER TECHNICAL AND FINANCIAL RESOURCES THAN WE HAVE.

Competition in the video communications and command and control markets is intense. We expect other competitors, some with significantly greater technical and financial resources, may enter these markets. If we cannot continue to offer new videoconferencing and command and control products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations. In the videoconferencing market, our primary competitors are PictureTel Corporation, VTEL Corporation and Polycom Inc. In the command and control market, our primary competitors are Panja, Inc. and Crestron Electronics, Inc.

FLUCTUATIONS IN OUR QUARTERLY PERFORMANCE COULD ADVERSELY AFFECT OUR TOTAL REVENUES AND NET INCOME LEVELS.

Our product sales have historically been derived primarily from the sale of videoconferencing systems and related equipment, the market for which is still developing. In addition, our revenues occur predominantly in the third month of each fiscal quarter. Accordingly, our quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by:

         -        cancellations or delays of orders,
         -        interruptions or delays in the supply of key components,
         -        changes in customer base or product mix,
         -        seasonal patterns of capital spending by customers,
         - delays in purchase decisions due to new product announcements by us or our competitors, and
         - increased competition and reductions in average selling prices.

WE MAY NOT BE ABLE TO SUSTAIN CONTINUED TRADING MARKET IN OUR COMMON STOCK.

Our common stock is traded on the OTC Bulletin Board. While we believe there are several securities broker/dealers making a market in our common stock, a public market for our common stock may not continue to be made or persons purchasing our securities may not be able to avail themselves of a public trading market for the common shares in the future.

WE MAY NOT BE ABLE TO REGAIN OUR NASDAQ LISTING.

Effective as of the close of business on September 22, 1999, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board. The delisting occurred as a result of the minimum bid price on our common stock being less than $1.00 per share and our net tangible assets being under $2.0 million. We are appealing Nasdaq's decision to delist our shares and have been advised by Nasdaq that its review council will likely issue its decision in April 2000. If our appeal is unsuccessful, our common stock will continue to trade on the OTC Bulletin Board until such time as we qualify for inclusion on the Nasdaq Stock Market. Because the requirements for a new listing on the Nasdaq Stock Market are substantially more onerous than the requirements for continued listing, we may not be in a position in the future to reapply for listing on Nasdaq.

IF WE ISSUE PREFERRED STOCK, THE VALUE OF OUR COMMON STOCK MAY DECREASE.

The issuance of any preferred stock could affect the rights of the holders of common stock, and therefore, reduce the value of the common stock and make it less likely that holders of common stock would receive a premium for the sale of their shares of common stock. In particular, specific rights granted to future holders of preferred stock could be issued to restrict our ability to merge with or sell our assets to a third party. No preferred stock is currently outstanding, and we have no present plans to issue any preferred stock.

THE SEC'S RULES REGARDING "PENNY STOCKS" MAY RESTRICT YOUR ABILITY TO RESELL OUR SHARES.

Our common stock is subject to a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our common stock and therefore may affect the ability of purchasers of our stock to resell those shares.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company conducts most of its business in the United States and therefore, the Company believes its exposure to foreign currency exchange rate risk at December 31, 1998 was not material. The value of the Company's financial instruments is generally not significantly impacted by changes in the interest rates and the Company has no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense incurred under the Company's credit facilities due to the relative short term nature of its debt.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VSI ENTERPRISES, INC.



                                        By: /s/ Richard E. Harrison
                                            -----------------------------------
Date: November 30, 1999                     Richard E. Harrison,
                                            Chief Executive Officer