Form 10-K/A
period 1998-12-31
VSI ENTERPRISES INC
filed 2000-01-12
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A

                              ---------------------

                                Amendment No. 4 to
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1998

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





The following items are amended:

                  Item 10.          Directors and Executive Officers of the Registrant.
                  Item 11.          Executive Compensation.
                  Item 14.          Exhibits, Financial Statement Schedules and Reports
                                    on Form 8-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company, as of December 28, 1999, are as follows:

NAME                           AGE            TITLE
----                          ----            -----
Larry M. Carr                 56              Chairman of the Board
Richard E. Harrison           41              Chief Executive Officer
Karen T. Franklin             42              Chief Financial Officer
Richard W. Egan               34              President-Videoconferencing
                                                  Systems, Inc.
Richard C. Mays               43              Vice President and Chief
                                                  Technical Officer
Julia B. North                52              Director
Harlan D. Platt, Ph.D.        49              Director
Edward S. Redstone            71              Director

         Larry M. Carr. Mr. Carr has been a director of the Company since June 1994. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Mr. Carr's interest in this company was acquired by Adia Services, Inc., Mr. Carr still owns and operates numerous Nursefinders franchises and assists in the administration and management of several other franchises through an entity known as Management Services, Inc. Mr. Carr is Chairman of the Board of Northwest National Bank, located in Arlington, Texas, and several privately held companies, including Taconic Partners, Inc., Trinity Airweights, Inc. and Computerized Healthcare, Inc.

         Richard E. Harrison. Mr. Harrison has served as Chief Executive Officer of the Company since June 1999. Mr. Harrison also serves as the President and a Manager of Taconic Partners, L.L.C., a Dallas, Texas based venture capital, merchant banking and consulting firm. Since October 1996, Mr. Harrison has served as Chairman, President and CEO of OHA Financial, Inc., an affiliated investment of Taconic engaged in the specialty finance industry. Before founding Taconic Partners, Inc. in 1990, the predecessor to Taconic Partners, L.L.C., Mr. Harrison was a senior consultant with Towers Perrin, where he specialized in post-merger integration of operations and organizations for larger international companies. Prior to joining Towers Perrin, Mr. Harrison worked for Thomson-McKinnon in corporate finance. Before that, Mr. Harrison was on the marketing staff of Reliance Electric Company. Mr. Harrison holds a bachelor of business administration degree in Finance from Baylor University and a masters of business administration degree from the University of Texas at Austin where he graduated with honors.

         Karen T. Franklin. Ms. Franklin has served as Chief Financial Officer of the Company since June 1999. Ms. Franklin served as Controller of OHA Financial, Inc. from September 1997 through May 1999. Previously, she had served as Director of Financial Accounting for Jayhawk Acceptance Corporation, a publicly held specialty finance company, and in managerial positions with PricewaterhouseCoopers, Nations Credit Corporation and US Trails, Inc. She holds a master of science degree in accounting form the University of North Texas. She is a Certified Public Accountant.

         Richard W. Egan. Mr. Egan joined the Company in June 1995 and, from February 1998 to June 1999, he served as Executive Vice President -
Global Sales. Since June 1999, Mr. Egan has served as President of the Company's Videoconferencing Systems subsidiary. From July 1996 until February 1998 he served as National Account Manager, and from June 1995 until July 1996 as Regional Sales Director. He was previously employed as Eastern Region Sales Manager for DBA Software and as Account Manager for Training America/Goal Systems.

         Richard C. Mays. Mr. Mays joined the Company in April 1993 and, since February 1, 1998, has served as Vice President and Chief Technical Officer. From April 1993 until September 1994, he served as Lead Software Engineer, and from September 1994 until April 1996 as Software Development Manager.

         Julia B. North. Ms. North has been a director of the Company since October 1997 and served as its President and Chief Executive Officer from October 1997 to June 1999. Ms. North served in various capacities with BellSouth Corporation from 1972 to October 1997, including most recently as President of its Consumer Services Division. Ms. North is a director of Winn-Dixie Stores, Inc., a food retailer, ChoicePoint, Inc., a provider of risk management services, and Wisconsin Energy Corp., a holding company with subsidiaries in utility and non-utility businesses.

         Harlan D. Platt, Ph.D. Dr. Platt has been a director of the Company since September 1998. Mr. Platt has been a Professor of Finance in the College of Business Administration at Northeastern University in Boston since 1981. His research interests are in the areas of corporate renewal and turnaround management. Dr. Platt is the author of three books, with the most recent Principles of Corporate Renewal published in April 1998 by the University of Michigan Press. Dr. Platt serves on the Board of Directors of Prospect Street High Income Portfolio, Inc., and is the president of 911RISK Inc., which develops predictive models of corporate distress. He is also the faculty dean of the Turnaround Management Association.

         Edward S. Redstone. Mr. Redstone has been a director of the Company since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha's Vineyard National Bank.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years ended December 31, 1998, 1997 and 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1998 (the "Named Executive Officer").

                                                                 SUMMARY COMPENSATION TABLE       LONG TERM
                                                                    ANNUAL COMPENSATION          COMPENSATION
                                                                 --------------------------      ------------
                                                                                   OTHER          NUMBER OF
     NAME AND                                                                      ANNUAL          OPTIONS
PRINCIPAL POSITION                   YEAR         SALARY         BONUS          COMPENSATION       AWARDED
------------------                   ----         ------         -----          -----------       ---------
Julia B. North ................      1998         $161,535       $   --         $1,638              12,500
  President and Chief Executive      1997(1)        32,000           --             --             112,500
  Officer

Richard W. Egan ...............      1998(2)      $132,553(3)        --         $  769               25,00
  Executive Vice President
  -- Global Sales

B. Anthony Godfrey ............      1998(4)      $101,538       $5,850         $1,106                  --
  Executive Vice President
  -- Global Sales

--------------
(1)       Ms. North joined the Company in October 1997.
(2) Mr. Egan was named Executive Vice President - Global Sales on January 31, 1998.
(3)       Includes sales commissions of $53,995.
(4) Mr. Godfrey served as Chief Financial Officer and Secretary of the Company from November 1997 until January 5, 1999, when he resigned those positions.

DIRECTOR'S FEES

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

         In connection with private placement transactions by the Company in 1998, Messrs. Carr and Redstone purchased 18-month term notes on October 1, 1998 in the amount of $400,000 and $200,000, respectively. Interest will accrue on the outstanding principal indebtedness at a rate per annum equal to three percent in excess of the prime rate. In addition, Messrs. Carr and Redstone were granted 50,000 and 25,000 warrants, respectively, to purchase shares of Common Stock of the Company. No separate consideration was received by the Company for the issuance of these warrants. The warrants will have a term of five years, expiring on October 1, 2003, and will become exercisable on April 1, 2000 at an exercise price of $1.68 per share. The term notes were purchased and warrants received by these directors on the same terms as were offered to other investors.

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

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K/A



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

2.       Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31,

1996 (referred to as "1996 10-K"); (xi) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (xii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8"), (xiii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as "1998 10-K"), and (xiv) the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998 (referred to as "1998 10-K/A").

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

            *10.18 Receivable Sale Agreement, dated October 8, 1998, by and between VSI Network Solutions, Inc. and RFC Capital
                        Corporation (1998 10-K)

            *10.19      Promissory Note Restructuring Agreement, dated as of
                        April 21, 1999 by and between the Registrant and Thomson
                        Kernaghan & Co. Ltd. (1998 10-K/A)

            *21.1       Subsidiaries of the Registrant (1996 10-K)

            23.1        Consent of Grant Thornton LLP (1998 10-K)

            23.2        Consent of Arthur Andersen LLP (1998 10-K)

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

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

            23.1        Consent of Grant Thornton LLP

            23.2        Consent of Arthur Andersen LLP

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VSI ENTERPRISES, INC.


                                            By: /s/ Richard E. Harrison
                                                -------------------------------
                                                Richard E. Harrison,
                                                Chief Executive Officer

Date: January 12, 2000