Form 10-K405
period 1999-12-31
VSI ENTERPRISES INC
filed 2000-03-30
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant (12,599,669 shares) on March 27, 2000 was approximately $81,141,868, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 27, 2000. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock, as of March 27, 2000: 14,899,280 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held on May 18, 2000, are incorporated by reference in response to Part III of this Report.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

VSI Enterprises, Inc., an Atlanta-based holding company, was incorporated under the laws of Delaware on September 19, 1988 as Fi-Tek III, Inc. to raise capital and to seek out business opportunities in which to acquire an interest. On August 21, 1990, we acquired 89.01% of the total common stock and common stock equivalents then issued and outstanding of Videoconferencing Systems, Inc., a Delaware corporation. Videoconferencing Systems was founded in 1985 through the acquisition of a portion of the assets of a Sprint Corporation videoconferencing subsidiary. In December 1990, the name was changed from Fi-Tek III, Inc. to VSI Enterprises, Inc. During the first half of 1991, we acquired the remaining additional outstanding shares of common stock of Videoconferencing Systems.

We primarily conduct our operations under (1) Videoconferencing Systems, Inc., a wholly-owned subsidiary, which designs, manufactures, markets and supports software-based command and control systems, including videoconferencing control systems, which operate on PC platforms; and (2), VSI Network Solutions, Inc., a majority owned subsidiary, doing business as Eastern Telecom which is engaged in the business of marketing and selling telecommunications services and products. On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom.

In addition to our Videoconferencing Systems and Eastern Telecom subsidiaries, we conducted our operations in 1999 through the following subsidiaries:

- Videoconferencing Systems, n.v., a Belgian corporation, otherwise known as VSI Europe, was a distributor of our videoconference systems in Europe and has installed videoconference room systems in Europe. VSI Europe has offices located in London and Antwerp. We sold our interest in VSI Europe in September 1999 to management of the Belgium subsidiary.
- VSI Solutions, Inc. is a software company whose products include a reservation system for the management of videoconferencing systems. We closed VSI Solutions on June 30, 1999, upon the completion of a contract with a customer and the sale of our reservation system source code.
- VSI Network Services, Inc., doing business as Integrated Network Services, Inc., was engaged in the design, installation and support of local and wide area networks. Integrated Network Services was an integration firm specializing in the connectivity of multi-protocol environments, ranging from small, local area networks to large, enterprise-wide networks employing WAN technologies to connect multiple sites. Integrated Network Services discontinued operations in December 1998 and filed for protection under Chapter 7 of the U.S. Bankruptcy Code in September 1999.

We operate through two primary reportable segments:

-        control and videoconferencing systems, and
- through our Eastern Telecom subsidiary, network services and telecommunication equipment. We consider this segment to be a discontinued operation, because we have entered into a definitive agreement to sell the assets of the subsidiary.

On January 15, 1999, we implemented a 1-for-4 reverse split of the shares of VSI Common Stock. All shares and per share amounts included in this report reflect the effects of the reverse split.


Our principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and our telephone number is
(770) 242-7566.

RECENT DEVELOPMENTS

Private Placement. On March 10, 2000, we raised $4,054,876 million through the private sale of 1,351,625 common shares at $3.00 per share to 38 accredited investors. Additionally, certain Eastern Telecom minority interest holders exchanged 240,265 shares of Eastern Telecom for 524,126 shares of our common stock. We have agreed to undertake to register these shares.

Sale of Eastern Telecom. On February 18, 2000, we entered into a definitive agreement to sell substantially all the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The Eastern Telecom assets will be combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation, which were acquired directly by PentaStar on February 18, 2000, rather than through Eastern Telecom as had been originally contemplated. Terms of the transaction include initial cash consideration in the amount of $2,100,000, PentaStar common stock valued at $950,000, and PentaStar's assumption of certain liabilities. In addition, under an earn-out provision in the agreement, we are entitled to additional compensation based on financial results of the combined Eastern Telecom, USTeleCenters and Vermont Network Services acquired operations for calendar year 2000. The definitive agreement is subject to approval by our shareholders at the annual meeting to be held on May 18, 2000. We should realize a gain of approximately $1.0 million on the sale, which is expected to close in the second quarter of calendar 2000. A portion of the cash proceeds will be used to repurchase the remaining Eastern Telecom minority interest shares pursuant to the terms of a shareholders agreement.

Debt Restructuring. On August 31, 1999, we restructured our debt with Thomson Kernaghan & Co., Ltd., which totaled $1,089,750 at that date. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one-year term. The debenture was secured by a lien on our ownership interest in Eastern Telecom, which was junior to our converting term note holders and new investors, as discussed below. Thomson Kernaghan had the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. The conversion price was the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Kernaghan converted $140,962 of principal plus accrued interest into 216,945 shares of VSI Common Stock during January and February 2000. On March 1, 2000, we repaid the remaining balance of the debt, including interest, of $826,660.

As part of closing the August 31, 1999 Thomson Kernaghan transaction, $1,213,000 of our 18-month term notes due March 31, 2000 were converted into 195,099 shares of Eastern Telecom common stock which were owned by us, representing a 19.5% minority interest in Eastern Telecom. In addition, $1,040,000 of new capital was raised by selling a 16.0% minority interest in Eastern Telecom. The consideration received for the sale of shares of common stock of Eastern Telecom was based on an internal valuation of Eastern Telecom. Under the terms of the Thomson Kernaghan agreement, we agreed to sell our remaining interest in Eastern Telecom at not less than fair market value, provided the terms of any such transaction are otherwise acceptable to us. Additionally, Eastern Telecom's minority shareholders have a put option, which gives them the right to put their Eastern Telecom shares back to us after one year, and we have a call option to reacquire shares of Eastern Telecom at any time, both at a price of $6.50 per share of Eastern Telecom common stock. As described above, we entered into a definitive agreement to sell Eastern Telecom, and anticipate that the Eastern Telecom minority interest will be repurchased.

Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to acquire shares of our common stock at an exercise price of $0.50 and $1.00 per share, respectively.

We currently hold a 88.5% majority ownership interest in Eastern Telecom.

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

Sale of VSI Europe. On September 30, 1999, we sold our European subsidiary, VSI Europe, to its senior management team. As a condition of such sale, we were released from all liabilities, including certain guarantees under VSI Europe's bank credit agreements. Concurrent with the sale, VSI Enterprises and VSI Europe have agreed to enter into a non-exclusive reseller agreement wherein VSI Europe will retain the right to market our videoconferencing product line in Europe.

Co-Development Agreement with ACIS, Inc. VSI has developed an advanced state-of-the-art operating kernel under a co-development agreement with ACIS, Inc., a Texas-based software technology company. VSI has licensed this technology from ACIS to support VSI's PC-based device controls. As part of this co-development agreement, VSI and ACIS agreed to an equity transaction whereby VSI exchanged 500,000 shares of its common stock for 250,000 shares of common stock of ACIS, representing approximately 5.0% of ACIS' outstanding shares. This equity exchange occurred on February 29, 2000 and on March 7, 2000, the United States Patent and Trademark Office issued the patent certificate to ACIS. VSI received an additional 50,000 shares of ACIS common stock as consideration for developing the kernel. Lastly, VSI received a warrant to acquire additional shares in ACIS at an exercise price of $2.00 per share. Once exercised, VSI's total ownership in ACIS would be 20% of the then outstanding ACIS shares. The 20% maximum is determined on a fully diluted basis and includes the 300,000 shares issued by ACIS, as described above. This option is exercisable at any time within 18 months following the date the patent certificate is received by ACIS and may be exercised by VSI for cash or the issuance of shares of VSI common stock. VSI's chief technology officer, Richard Mays, is the founder and controlling shareholder of ACIS. VSI's chairman of the board, Larry Carr, also serves on the board of directors of ACIS. VSI expects this technology to provide it with a more robust, full featured and cost-effective controller for videoconferencing and other complex audio/visual applications.


VIDEOCONFERENCING SYSTEMS

Our core business is the design, manufacture, marketing and support of software based command and control systems, including videoconferencing control systems, which operate on PC platforms. Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio/video devices in a variety of settings. Our videoconferencing products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and patented software under the trade name Omega. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to grow sales and to reach and maintain profitability, management believes that Videoconferencing Systems can better leverage its technological and service competencies by marketing and selling its products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audio/visual equipment, and by entering new markets for its control system technology.

Videoconferencing Control Systems

Each Videoconferencing control system (the "VSI System") is designed with open software and modular subsystems which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve. Our products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and software.

Our open software and modular subsystems streamline production and allow the product to be tailored to meet customers' specific needs, with or without the necessity of custom design. Our lead products are marketed under the trade name Omega(TM). Customers are offered a variety of option packages to fit specific applications. Customers are also offered upgrade packages that make our new products compatible with older models. To date, we have sold over 1,800 videoconferencing systems to approximately 330 customers, including Bank of America, Bell Atlantic, Boeing, Duracell, MCI, General DataComm, Lockheed and Johnson & Johnson; various foreign, U.S. and state government departments and agencies; educational institutions; and health care facilities.

VSI Systems enable participants in multiple locations to hold interactive group meetings remotely, thus avoiding costly and time-consuming travel. Participants at any connected location can be seen and heard by all other participants. If the VSI System is equipped with the appropriate options, the participants can also utilize slides, graphs, plain paper drawings, computer-generated graphics, computer data, laser discs and video tape interactively. Unlike audio teleconferencing systems which only allow voice communications, audiographic teleconferencing which is limited to voice plus still images, and business television which does not provide for interaction among the participants (also known as one-way videoconferencing), we believe VSI Systems foster the look and feel of live, face-to-face meetings and promote a natural interaction among the participants.

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

We develop, manufacture, assemble, install and service the VSI Systems, and have nonexclusive marketing agreements with codec manufacturers to resell the codecs. Customers secure the transmission services independently though telecommunications carriers for either fixed monthly or hourly usage prices. These transmission services may vary, depending upon the customer's application and preferences, and include a range of transmission bandwidths. In general, the higher the bandwidth the better the quality of the transmitted images, although the choice of codec will affect image quality for a given speed. The VSI Systems operate over the range of available transmission bandwidths and are compatible with all major brands of codecs known by us to be currently available; they also operate without codecs, for certain specialized networks.

The primary users of our videoconferencing products and services are major corporations, government agencies, educational institutions and health care facilities.

Corporate and government organizations often use meetings to provide information, review operations, make plans, resolve problems, introduce new ideas or products, conduct training sessions and communicate with customers and vendors. Such conventional group meetings usually require at least some of the participants to travel to the meeting site. When meetings are required on a frequent, repetitive or emergency basis, travel costs and productivity losses can be substantial. VSI Systems provide users with the ability to hold two-way and multi-way meetings, often at significant savings over the costs of travel and lost productivity while traveling. As an added and in some cases a more important benefit, it may be more economic for more people to participate via videoconferencing, which eliminates travel time and costs. This causes direct dissemination of pertinent information to more parties simultaneously, which may improve efficiency in problem solving and decision making.

We also supply and install the VSI Systems for use in educational and training settings to connect one or more distant classrooms with a centrally based instructor. These "distance learning" applications of videoconferencing are used by corporations, state and federal governments, hospitals and clinics, high schools, technical school, colleges and universities.

We also provide "judicial systems" to state and local governments. Judicial systems equip court systems with the ability to link court rooms with prisons and jails, thereby reducing the costs and security risks associated with inmate-related travel including: arraignments, attorney/client conferences, booking and prisoner processing and depositions.

Products

We believe that the videoconferencing world is evolving into a "networks of systems" where all systems from boardroom to rollabout to desktop will have to interconnect. We believe that most systems in use today are not equipped to handle these demands.

Our lead products are marketed under the trade name Omega. The key features and benefits of the Omega(TM) platform include:

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

The Omega(TM) product line offers a complete range of solutions from single monitor rollabout systems to customer room solutions.

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


Proprietary Technology

We have developed proprietary technology in the areas of videoconferencing control systems, system diagnostics, information access and communications access. While VSI Systems use some other manufacturers' components, the Omega(TM) utilizes internally developed proprietary software and products as key elements in differentiating our systems in the marketplace. Since VSI Systems use standards-based codecs, they are interoperable with systems of other standards-compliant manufacturers.

The heart of the Omega(TM) is the System Controller, a proprietary software suite that must be installed on a properly configured personal computer. The software suite includes the Omega(TM) real time operating system, Omega(TM) videoconferencing application package, device drivers, and a third party SQL database engine (as licensed to VSI for resale). This software is delivered in object code format. We also develop and manufacture certain proprietary components: Omega(TM) Audio Processor, Omega(TM) Video Processor, Omega(TM) Power Supply, the Omega(TM) Basic/Serial IQ Connectors, the Omega(TM) Pan/Tilt/Zoom/Focus Controller, the Omega(TM) Infra-red User Control Panel and proprietary cabinetry. These proprietary hardware components are designed to work exclusively with the Omega(TM) System Controller software.

We regard our Omega(TM) software as proprietary and have implemented protective measures of both a legal (copyright) and practical nature. We derive considerable practical protection for its software by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title, we in most cases have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations.

To date, we have been granted seven patents from the U.S. Patent and Trademark Office that cover certain aspects of the Omega(TM) user interface, remote management and system architecture (which is a network videoconferencing system that combines the advantages of central and distributed intelligence systems). The patents protect our innovative technology and enable us to pursue opportunities to license our technology to other manufacturers.

We also have confidentiality agreements with certain employees and have implemented other security measures.

Product Development and Strategy for Software Based Command and Control
Systems

Historically, Videoconferencing Systems utilized a direct sales model. However, in order to grow sales and to reach and maintain profitability, management believes that Videoconferencing Systems can better leverage its technological and service competencies by marketing and selling its products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audio-visual equipment; and by entering new markets for our patented Omega technology.

This strategic shift resulted from a thorough review and analysis of VSI Enterprises conducted by management. In addition to redefining VSI Enterprises' business strategy, management identified opportunities for improving short-term operating results. We closed operations that were unprofitable or inconsistent with our core strategy, reduced administrative overhead and negotiated the restructuring of our short- and long-term debt. We implemented a new pricing strategy thereby improving gross margins, instituted more focused marketing and sales support campaigns, realigned our videoconferencing product families and implemented new operating procedures and financial controls. Once fully implemented, Videoconferencing Systems' shift to channel resellers should expand sales, lower the cost of sales and shorten the sales cycle for its products and services.

These strategic initiatives have enabled Videoconferencing Systems to reposition its product line and to expand its presence in the audio/visual command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market already served by Videoconferencing Systems, is almost exclusively maintained by thousands of resellers and system integrators. Videoconferencing Systems' products are being re-engineered such that they may also be sold through these third party channels. We believe that, once product development has been completed, Videoconferencing Systems will offer a functionally superior, lower cost, fully integrated solution that provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity. Videoconferencing Systems has already experienced success in this market, having completed approximately $1.7 million of custom command and control projects for two long-time customers in 1999.

Cutting edge software allows VSI to custom design systems that consistently perform a myriad of complicated functions. With a simple touch of a control panel, a technician in the A/V control room can perform any number of customer specified tasks in rooms linked up to a VSI control system. VSI program engineers design complex systems that have the ability to play a VCR tape, run a ceiling projector, re-position a camera, start a player piano in a different room, or open window draperies - simultaneously when necessary - all with precision. Our new web-based delivery system and configuration tools, will allow third party system integrators to sell and install the software which will greatly improve VSI's margins and will extend its customer reach.

As a part of a co-development agreement, VSI has partnered with ACIS to assist in the development of an advanced operating kernel (the "Kernel"). VSI licensed the Kernel to support its new product architecture for PC-based device control and we believe, will be the most robust, full featured and cost effective controller for videoconferencing and other complex A/V applications on the market today. In the fourth quarter of 2000, VSI will launch a new PC-based control product, code-named "Voyager". Voyager represents the second generation of commercial applications incorporating the ACIS Kernel. VSI will be moving aggressively to establish Voyager as the preferred solution for complex audio/visual command and control applications.

Once established in the audio/visual command and control market, we envision developing additional applications for other command and control system markets, including process control applications in manufacturing environments and the burgeoning home entertainment market, that may involve licensing aspects of the patented Omega technology to manufacturers, in addition to third-party reseller channels.

Customer Service


We generally provide a warranty for parts and labor on systems for 90 days from the date of delivery. We maintain videoconference rooms and the necessary transmission facilities and codecs to provide on-line assistance to our installed customers at our executive offices near Atlanta, Georgia. We also provide a telephone help line to assist customers in the diagnosis of system failures. Approximately 90% of all customer calls for assistance are generally resolved through telephone or videoconference contact. The remaining 10% are resolved by the removal and replacement of field replaceable units by customer personnel or us. We maintain a spare parts inventory, and our policy is to replace failed units which are under warranty or subject to a service contract within 24 hours of notification.

We offer several different maintenance programs, ranging from "help line" telephone consultation to extended field service on a contract basis, which includes parts, labor, and travel service with a guaranteed on-site response within 48 hours. Warranty and contract service is provided from our U.S. location.

Markets

For our videoconferencing control systems we have defined our target market as the "Fortune 1,000" companies in North America. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Prior to purchasing a system, our customers generally perform their own cost/benefit analyses. In addition, we have targeted a secondary market consisting of small to mid-sized companies, as well as educational institutions, governments and healthcare providers. Our systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors, including partners for whom we are an original equipment manufacturer ("OEM"). For our new "Voyager" product, the target market is the audio/visual controller market. We anticipate that the product will be marketed through channel resellers.

For each of the fiscal years ended December 31, 1999, 1998, and 1997, international sales (sales outside of the United States and Canada) represented approximately 9%, 22%, and 23%, respectively, of our total sales. Net product sales attributable to VSI Europe decreased from approximately $2.9 million in 1998 to approximately $664,000 in 1999, principally as a result of the sale of the subsidiary. Net product sales attributable to VSI Europe increased from approximately $2.8 million during 1997 to $2.9 million in 1998. VSI Europe had historically contributed substantially all of our international sales, although sales in China of $2.3 million were recorded in 1998 by VSI. See "-Videoconferencing Systems, n.v. ("VSI Europe")." We believe we presently maintain less than 2% of the total worldwide videoconferencing equipment market as measured by 1999 total sales volume for the industry.

Customers

Our customers include Fortune 1,000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Bank of America, Boeing, MCI, Duracell, BellSouth, Bell Atlantic and Johnson & Johnson.

Competition

We compete in the audio/visual command and control industry; including videoconferencing by providing application-specific and custom solutions (products and services) for our customers' needs. Because our videoconferencing systems are compression technology-independent, they can be sold to customers with standard codecs, high speed codecs, board-level codecs or specialty codecs, as well as with direct links to ATM and fiber optic networks.

The videoconferencing industry covers a broad spectrum of videoconferencing services available to businesses and others, all of which are, in a general sense, competitive with our systems. The VSI Systems, however, are designed and marketed primarily for the group and custom videoconferencing segment of the industry. Within this segment of the industry, we presently compete primarily with two companies that presently have significantly greater resources and market shares than VSI. In addition, three suppliers of codecs directly compete with us in the group videoconferencing segment. We believe demand for videoconferencing will continue to increase, which will attract additional competitors to the industry, some of whom may have greater financial and other resources than VSI.

Within the audio/visual control system market, we primarily compete with two companies, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions which utilize open PC technology.


NETWORK SERVICES ("EASTERN TELECOM")

Eastern Telecom serves as a sales agent for a number of major telecommunications clients, which include the regional Bell operating companies ("RBOCs"), Cable and Wireless and 3Com Corporation. Eastern Telecom is paid a commission by its clients for products and services sold to other entities. Among Eastern Telecom's core product offerings are high speed data transfer systems, internet connections, T-1 connections, network services such as Centrex, frame relay and basic rate interface, primary rate interface and ISDN connections. Eastern Telecom's business is conducted primarily in the northeastern United States.

Market

The large telecommunications companies have pared fixed costs and overhead by outsourcing many functions including marketing to the lower tier business customer which is the niche that Eastern Telecom has successfully captured. Eastern Telecom usually targets customers who generate less than $60,000 per year in telecommunications/network service billings.

Competition

Competition within this industry is intense. Competition is determined in part by the large telecommunications companies' agent selection criteria. In addition to other RBOC agents, Eastern Telecom competes with other providers of local access telecommunications services.

Product Line


Eastern Telecom's products fall under the classifications of:

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

Account Management Services provides the customer with technical and customer service assistance, as well as, manage customer accounts for its vendors.

Long Distance Services is a new area of the market that Eastern Telecom has begun to target. This service along with cellular and other telecommunication products and services offer a significant potential revenue source.


VIDEOCONFERENCING SYSTEMS, N.V. ("VSI EUROPE")

VSI Europe distributed our videoconference systems in Europe through September 1999. Most of its international business was conducted through two offices located in London and Antwerp, Belgium For each of the fiscal years ended December 31, 1999, 1998, and 1997, international sales (sales outside of the United States and Canada) represented approximately 9%, 22%, and 23%, respectively, of our total sales. Net product sales attributable to VSI Europe decreased in from approximately $2.9 million in 1998 to approximately $664,000 in 1999, principally as a result of the sale of the subsidiary. Net product sales attributable to VSI Europe increased from approximately $2.8 million during 1997 to $2.9 million in 1998. VSI Europe had historically contributed substantially all of our international sales, although sales in China of $2.3 million were recorded in 1998 by Videoconferencing Systems, Inc.


RESEARCH AND DEVELOPMENT

All of our product engineering, including costs associated with design and configuration of fully developed VSI Systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the years ended December 31, 1999, 1998, and 1997, our aggregate expenditures for research and development of new products or new components for existing VSI Systems were $416,225, $786,103 and $1,031,814, respectively. During fiscal 1999, our research and development expenses decrease by approximately 47% due to the capitalization of $180,000 in costs related to the development of our new PC-based command and control product. Our research and development expenses decreased by approximately 24% from 1997 to 1998 due to a reduction in workforce.


EMPLOYEES

As of March 15, 2000, we employed 111 persons full time, including four executive officers. Of the full-time employees who were not executive officers, 48 were engaged in sales and marketing, six in production, 21 in service, 9 in research and development, and 23 in general administration. Employee relations are considered good, and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  PROPERTIES.

         We maintain our executive and sales offices, as well as our production facilities, in 26,140 square feet of leased office and warehouse space in Norcross, Georgia, under a five-year lease, which expires in October, 2002. We also lease 18,000 square feet of office and warehouse space in an adjoining facility, which it is currently being subleased on a month-to-month basis. VSI leases a number of other facilities in the United States under operating lease agreements that expire at various dates through 2002.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings which we are a party to, or to which our properties are subject; nor are there any material proceedings known by us to be contemplated by any governmental authority; nor are there any material proceedings known by us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the

Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There has been no occurrence requiring a response to this Item.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the OTC Bulletin Board under the symbol "VSIN". Our common stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November 1991 until February 18, 1998, when we voluntarily delisted from the exchange. The common stock was quoted on the Nasdaq SmallCap Market from February 28, 1992 through September 22, 1999, when we were delisted.

         On January 15, 1999, we implemented a 1-for-4 reverse split of shares of our common stock. The following table sets forth the quarterly high and low bid quotations per share of common stock on the Nasdaq SmallCap Market and/or OTC Bulletin Board, as applicable, as reported for the periods indicated, adjusted to reflect the effects of the reverse split. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                       HIGH        LOW
                                                       ----        ---
           FISCAL YEAR ENDED DECEMBER 31, 1998
           First Quarter                               $6.38      $4.00
           Second Quarter                               4.88       2.63
           Third Quarter                                3.50       1.00
           Fourth Quarter                               2.75       0.88

           FISCAL YEAR ENDED DECEMBER 31, 1999
           First Quarter                               $1.38      $0.25
           Second Quarter                               0.69       0.34
           Third Quarter                                0.97       0.28
           Fourth Quarter                               0.63       0.31

---------------------------

          As of March 15, 2000, we had approximately 583 holders of record of common stock and in excess of 7,000 beneficial holders of VSI Common Shares.

          We have never paid cash dividends on our common stock and have no plans to pay cash dividends in the foreseeable future. The policy of our Board of Directors is to retain all available earnings for use in the operation and expansion of our business. Whether dividends may be paid on the Common Shares in the future will depend upon our earnings, capital requirements, financial condition, prior rights of the preferred stockholders, and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

          In August 1999, $1,213,000 of our 18-month term notes were converted into 195,099 shares of Eastern Telecom, representing a 19.5% interest in Eastern Telecom. We also raised $1,040,000 of additional capital by selling a 16% minority interest in Eastern Telecom. Participants in the term note conversion and new equity participants received 1,098,492 and 396,497 warrants to acquire shares of VSI at $0.50 and $1.00 per share, respectively.

          In May 1999, we issued 325,000 warrants to acquire shares of VSI to certain executive officers of VSI. In August 1999, we issued 25,000 warrants to acquire shares of VSI to an executive officer of VSI.

          On March 10, 2000, we raised $4,054,876 through the private sale of 1,351,625 common shares at $3.00 per share to 38 accredited investors. Additionally, certain Eastern Telecom minority interest holders exchanged 240,265 shares of Eastern Telecom for 524,126 shares of our common stock.

          All issuances of securities described above were made in reliance on the exemption from registration provided by Section 4(2) and/or 3(b) of the Securities Act of 1933, and regulations thereunder, as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transactions.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the five years ended December 31, 1999, 1998, 1997, 1996, and 1995 are derived from the consolidated financial statements of the Company. All financial information prior to 1997 was restated to reflect the June 1996 acquisition of Integrated Network Services, Inc., which was accounted for as a pooling of interest. Integrated Network Services was closed in December 1998, so its results for each year listed below are stated as discontinued operations. Information for the years ended December 31, 1999, 1998, 1997 and 1996 includes Eastern Telecom, which was acquired in October 1996. We have entered into a definitive agreement to sell Eastern Telecom, so its results for each year listed below are also stated as discontinued operations. See Note B to the consolidated financial statements. Information for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 includes VSI Solutions Inc., which was acquired in April 1995. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                       Year Ended December 31,
                               ---------------------------------------------------------------------
                                 1999          1998              1997            1996           1995
                                 ----          ----              ----            ----           ----
                                               (in thousands, except per share data)

STATEMENT OF INCOME DATA:

Revenue ................       $ 7,132       $ 13,574          $ 12,168       $ 11,160       $ 11,920
Cost of revenues .......         3,716         12,243             9,687          9,116          8,344
Gross Profit ...........         3,416          1,331             2,481          2,044          3,576
Operating and other
Expenses ...............         5,936          9,558             8,418          8,523          8,168
                               -------       --------          --------       --------       --------


Net loss from continuing
Operations .............        (2,520)        (8,227)(1)        (5,937)        (6,479)        (4,592)

Income (Loss) from
discontinued
Operations .............          (320)        (8,709)(1)           120           (228)          (748)
                               -------       --------          --------       --------       --------

Net loss ...............       $(2,840)      $(16,936)         $ (5,817)      $ (6,707)      $ (5,340)
                               =======       ========          ========       ========       ========

Net loss per share from:
Continuing operations          $  (.20)      $   (.69)         $   (.54)      $   (.71)      $   (.59)

Discontinued operations           (.03)          (.73)              .01           (.03)          (.10)
                               =======       ========          ========       ========       ========
                               $  (.23)      $  (1.42)         $   (.53)      $   (.74)      $   (.69)
                               =======       ========          ========       ========       ========


                                                                December 31,
                              -------------------------------------------------------------------------
                                  1999             1998            1997            1996            1995
                                  ----             ----            ----            ----            ----
                                                              (in thousands)

BALANCE SHEET DATA:

Working capital.......         $   (951)         $   (49)       $  3,690        $  5,634        $  6,904
Total assets..........            4,911            8,275          20,809          22,965          19,666
Long-term debt........               --            1,106              --           4,250              --
Stockholders' equity..           (1,197)           1,003          15,591          13,819          10,535




(1) The Company took a non-cash and non-recurring charge of approximately $10.3 million in 1998. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and Eastern Telecom in 1996 ($7.76 million).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report to Shareholders.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. All statements other than statements of historical fact we make in this report are forward-looking. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to; economic conditions, competition and other uncertainties set out below under "Factors Affecting Future Performance" and as detailed from time to time in our Securities and Exchange Commission filings.

OVERVIEW

         VSI Enterprises, Inc. is an Atlanta-based holding company. Our core business is the design, manufacture, marketing and servicing of software based command and control systems, including videoconferencing control systems, which operate on PC platforms, through our wholly owned subsidiary, Videoconferencing Systems, Inc. In addition, we resell voice and data services and equipment on behalf of large telecommunications companies, through our majority-owned subsidiary, VSI Network Solutions, Inc., doing business as Eastern Telecom. We have entered into a definitive agreement to sell Eastern Telecom to PentaStar Communications, Inc.; a Denver, Colorado based communications services agent. The definitive agreement is subject to, among other things, approval by the stockholders of VSI Enterprises at the Annual Meeting to be held on May 18, 2000. The consolidated statements of operations have been adjusted to reflect the discontinuance of Eastern Telecom's operations.

         Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio/video devices in a variety of settings. Our videoconferencing products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and patented software under the trade name Omega. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to grow sales and to reach and maintain profitability, management believes that Videoconferencing Systems can better leverage its technological and service competencies by marketing and selling its products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audio/visual equipment, and by entering new markets for its control system technology.

         During 1999 and continuing into 2000, we undertook a restructuring of our business operations and balance sheet that are intended to achieve profitable operations and provide positive operating cash flows. As part of this restructuring, we raised additional equity capital and paid off our debt holders. This restructuring included raising additional equity capital through the private sale of common stock and exchanging our common stock for shares of Eastern Telecom held by its minority interest holders, restructuring and then subsequently retiring our debt, selling non-strategic assets and aggressively managing accounts receivable and inventory.

         These restructuring initiatives have enabled Videoconferencing Systems to reposition its product line and to expand its presence in the audio/visual command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market historically served by Videoconferencing Systems, is almost exclusively maintained by thousands of resellers and system integrators. Videoconferencing Systems' products are being re-engineered such that they may also be sold through these third party channels. We believe that, once product development has been completed, Videoconferencing Systems will offer a functionally superior, lower cost, fully integrated solution which provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity. Videoconferencing Systems has already experienced success in this market, having completed approximately $1.7 million of custom command and control projects for two long-time customers in 1999.

         Once established in the audio/visual command and control market, we envision developing additional applications for other command and control system markets, including process control applications in manufacturing environments and the burgeoning home entertainment market, that may involve licensing our control software to existing OEM vendors, in addition to third-party reseller channels.

FINANCIAL CONDITION

         During the year ended December 31, 1999, our total assets decreased approximately 41% to $4,910,533 from $8,274,668 at December 31, 1998. A large part of the decrease resulted from a $2,297,234 decrease in accounts receivable principally due to the downsizing of our business, a $299,060 decrease in inventory, also as a result of downsizing of our business and better inventory management practices, a $254,259 decrease in property and equipment (continuing operations) due to depreciation, and a $300,892 decrease in cash. A net $129,946 increase in capitalized software development costs related to new products that are currently being developed offset these decreases.

Current liabilities decreased by $2,177,061 or 35% principally due to:

- a $1,218,563 decrease in accounts payable resulting from the downsizing of our business, a larger than usual payable for inventory orders at the end of 1998, and on-going efforts in 1999 to pay down amounts owed to vendors;
-        a reduction in the INS line of credit in the amount of $248,116; and,

-        a $521,904 decrease in deferred revenue.

Additionally, $1,213,000 of our 18-month term notes were converted into 195,099 shares of Eastern Telecom stock and we sold a 16% minority interest in Eastern Telecom for $1,040,000.


RESULTS OF OPERATIONS

         Many of the comparisons between 1999, 1998 and 1997 financial results are significantly impacted by non-recurring charges in 1998, as described below. Additionally, results for 1999, 1998 and 1997 have been restated to reflect the discontinuance of operations of Eastern Telecom.

         In 1998, as part of an ongoing effort to restructure and refocus our strategic direction, and to eliminate assets that were either non-performing, impaired or unrelated to our core business, we took a non-cash and non-recurring charge of approximately $10.3 million. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and Eastern Telecom in 1996 ($7.76 million).

REVENUES

         Revenues were $7,132,248, $13,574,213 and $12,168,107 in fiscal 1999,
1998 and 1997, respectively. The 47% decrease from 1998 to 1999 was primarily due to our efforts to only pursue profitable sales and to become smaller and more efficient, as we reduced our losses and began to pursue strategies more consistent with our mission. The increase from 1997 to 1998 was due to a large order from a customer in China of $2.3 million.

GROSS MARGIN

         Gross margin as a percentage of revenues was approximately 48%, 24% (before non-recurring items) and 20% in fiscal 1999, 1998 and 1997, respectively. The increase is due to the emphasis on shedding low margin products and services, and higher than usual sales of lower margin videoconferencing products during fiscal 1998, primarily from a $2.3 million order to a customer in China.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $4,467,821, $5,939,448, and $7,314,431 for fiscal 1999, 1998 and 1997, respectively. The
25% decrease from fiscal 1998 to 1999 results from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs, principally in the first quarter of 1999. The 19% decrease from fiscal 1997 to 1998 was due to improvements in parts procurement and ongoing cost reduction programs and an approximate 10% reduction in workforce during 1998.

RESEARCH AND DEVELOPMENT EXPENSES

         We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $416,225, $786,103 and $1,031,814 for fiscal 1999, 1998 and
1997, respectively. The 47% decrease from 1998 to 1999 principally resulted from the capitalization of approximately $180,000 in software development costs related to new products under development. The 24% decrease from 1997 to 1998 was due to the completion in 1998 of projects related to the development of the Company's new videoconferencing system product line, and due to a reduction in workforce.

IMPAIRMENT LOSS

         In 1998, an impairment loss of $772,233 was charged to operations, principally due to a $577,077 charge recorded to eliminate all remaining goodwill related to VSI Europe, and an additional $195,156 charge recorded to write down VSI Europe's net assets to zero. Management recorded this impairment in light of VSI Europe's continuing operating losses.

         Additionally, a $6,995,000 write-off of the original goodwill recorded with our acquisition of Eastern Telecom is reflected in the loss from discontinued operations. We compared the carrying value of Eastern Telecom at December 31, 1998 to the undiscounted anticipated cash flows for the next ten years to determine if there had been impairment. As the anticipated undiscounted cash flows were lower than the carrying value of Eastern Telecom, we then used the present value of the estimated expected future cash flows, using a 15% discount rate (discounted cash flows), to determine the impairment charge. This evaluation was triggered by Eastern Telecom's net operating loss during 1998, a reduction in commissions paid to Eastern Telecom by Bell Atlantic during 1998 and an informal valuation of Eastern Telecom performed during the fourth quarter of 1998.

LOSS ON SALE OF INVESTMENTS/SUBSIDIARY

         The $167,539 loss on the sale of subsidiary in 1999 resulted from the sale of VSI Europe, and included the write-off of cumulative foreign currency translation adjustments of $319,000.

         The loss on the sale of investments in 1998 was the result of the sale of our investment in Global TeleMedix, Inc., which was sold in October 1998 at a loss of $302,000 and the loss of $150,000 in the investment in Educational Video Conferencing, Inc., which was sold on December 31, 1998.

OTHER EXPENSES

         Other expenses, primarily finance charges, were $884,244, $1,607,735, and $71,968 for fiscal 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 is primarily related to a $1,010,000 decrease in interest expense and debt discount costs; a decrease in foreign currency exchange losses of $93,000, offset by an increase of $303,000 in amortization of warrant discounts and an increase in penalties of $111,000 related to state sales tax liabilities. The increase from 1997 to 1998 is primarily related to increased interest expense related to convertible debentures and the associated amortization of debt discount costs during the vesting period of the conversion feature of these debentures of $1,433,000.

DISCONTINUED OPERATIONS

         We discontinued operations of our system integration subsidiary, VSI Network Services, Inc. on December 31, 1998. Also, On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary; and, as a result have accounted for Eastern Telecom as discontinued operations. Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations. Operating income (loss) from discontinued operations was ($319,625) in 1999, ($9,054,570) in 1998 and $119,373 in 1997. In 1998, we recorded a gain on disposal of the system integration operation of $344,732. The loss for 1998 included a $6,995,000 impairment loss, as previously discussed.

NET LOSS

         Net losses from continuing operations were $2,519,969, $8,226,134 and $5,936,739 for fiscal 1999, 1998 and 1997, respectively. The net loss in 1998 included non-cash and non-recurring charges, including the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); and a write-down of capitalized software development costs ($180,000).

         The net loss for fiscal 1999 was $2,839,594 or $0.23 per share. The net loss for fiscal 1998, before non-recurring charges, was approximately $6.6 million, or $0.55 per share. Including the non-recurring charges of approximately $10.3 million, the net loss for fiscal 1998 was $16,935,972, or $1.42 per share. The 1999 net loss, excluding non-recurring charges was reduced by approximately $3.8 million over 1998, primarily due to considerable improvements in gross margins and decreases in overhead and other expenses.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of December 31, 1999, we had cash and cash equivalents of $798,826. Our liquidity sources include existing cash and credit facilities. In March 2000, we raised a total of approximately $5.6 million in new equity through two related transactions. In the first transaction, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately $826,668 of the proceeds was used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan"). Under the terms of a debt restructuring agreement, Kernaghan had the option to convert the Secured Convertible Debenture into shares of VSI Common Stock beginning January 1, 2000 at the initial rate of 7.5% per month, with a conversion price of the lesser of $1.00 or the 5-day average closing bid price of the VSI Common Stock prior to the date of any such transaction, with a floor of $0.50 per share. Kernaghan had previously converted $140,962 of principal plus accrued interest into 216,945 shares of VSI Common Stock.

In the second transaction, we exchanged 524,126 of our common shares for 240,265 (24%) of the

Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to VSI at $6.50 per share. The remaining minority interest shares will be repurchased pursuant to the terms of a shareholders agreement. VSI is now entitled to retain $1.3 million of the initial cash proceeds ($2.1 million less the cash required to repurchase the remaining minority shares) and $950,000 of the stock proceeds which will be paid by PentaStar Communications, Inc. upon the closing of the pending sale of Eastern Telecom; there can be no assurances, however, that such closing will occur.

The Eastern Telecom assets will be combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation, which were acquired by PentaStar on February 18, 2000. Under an earn-out provision in the sales agreement, VSI is entitled to additional compensation based on the combined financial results of the combined Eastern Telecom, USTeleCenters and Vermont Network Services acquired operations for calendar year 2000.

We believe that the funding received from the private placement, the Eastern Telecom share exchange and the funds to be received from the sale of Eastern Telecom will be sufficient to meet our cash flow requirements for at least the next 12 months. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

We expect to spend approximately $400,000 for capital expenditures in fiscal
2000.

CREDIT FACILITIES

VSI

Since June 1995, Videoconferencing Systems, Inc., a wholly owned subsidiary, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of Videoconferencing Systems. At December 31, 1999, we were due $85,000 from reserves Fidelity Funding was holding for its account. There are no balances owed under this credit facility as of December 31, 1999.

ETI

On October 8, 1998, Eastern Telecom entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to the payment of additional commitment fees by Eastern Telecom, to $5,000,000. If any account receivable is not paid within 90 days, Eastern Telecom is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of December 31, 1999, $757,746 was owed to RFC Capital, Inc.

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

With INS ceasing operations on December 31, 1998, VSI is obligated to repay the balance owed Presidential Financial Corporation. On December 31, 1999, that amount was $19,000. VSI repaid the full amount owing under this obligation in fiscal 2000.

CONVERTIBLE DEBENTURES/TERM NOTES

On February 23, 1998, the Company issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures") to Kernaghan, the proceeds of which were utilized for working capital purposes. During 1998, $710,000 of debentures, plus accrued interest of $13,531, were converted by the debenture holder into 445,956 shares of VSI common stock. VSI also paid $128,858 in accrued interest and fees. In November 1998, the remaining debentures were converted into a $900,000 term note to Kernaghan, due May 16, 1999.

On August 31, 1999, we restructured our debt with Kernaghan, which totaled $1,089,750 at that date. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one-year term. The debenture was secured by a lien on our ownership interest in Eastern Telecom, which was junior to our converting term note holders and new investors, as discussed below. Kernaghan had the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. The conversion price was the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Kernaghan converted $140,962 of principal plus accrued interest into 216,945 shares of VSI Common Stock during January and February 2000. On March 1, 2000, we repaid the remaining balance of the debt, including interest, of $826,668.

As part of closing the August 31, 1999 Kernaghan transaction, $1,213,000 of our 18-month term notes due March 31,2000 were converted into 195,099 shares of Eastern Telecom common stock which were owned by us, representing a 19.5% minority interest in Eastern Telecom. In addition, $1,040,000 of new capital was raised by selling a 16.0% minority interest in Eastern Telecom. The consideration received for the sale of shares of common stock of Eastern Telecom was based on an internal valuation of Eastern Telecom. Under the terms of the Kernaghan agreement, we agreed to sell our remaining interest in Eastern Telecom at not less than fair market value, provided the terms of any such transaction are otherwise acceptable to us. Additionally, Eastern Telecom's minority shareholders have a put option, which gives them the right to put their Eastern Telecom shares back to us after one year, and we have a call option to reacquire shares of Eastern Telecom at any time, both at a price of $6.50 per share of Eastern Telecom common stock. As described above, we entered into a definitive agreement to sell Eastern Telecom, and anticipate that the remaining Eastern Telecom minority interest will be repurchased utilizing the cash proceeds from the Eastern Telecom sale transaction.

Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to purchase VSI common stock at $0.50 and $1.00 per share, respectively. In conjunction with the issuance of the warrants, VSI valued the warrants at $320,968 using the Black-Scholes option pricing model in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This warrant value is being amortized to interest expense over the term of the put, which is one year, and will be fully expensed upon the sale of Eastern Telecom.

We currently hold an 88.5% majority ownership interest in Eastern Telecom.

OPERATING LOSS CARRYFORWARDS

As of December 31, 1999, we had operating loss carryforwards for U.S. income tax purposes of approximately $33,575,000 available to reduce future taxable income through 2014. We also have investment, research and experimental credits of approximately $89,000 available to reduce future income taxes payable through 2014. During 1993, we experienced a change in control, as defined under
Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

FACTORS AFFECTING FUTURE PERFORMANCE

The following summarizes certain of the risks inherent in our business:

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO FINANCE OUR OPERATIONS WHEN NEEDED.

         We will require additional capital or other funding to finance our operations, new market development and continued growth. We may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. We may not be able to obtain such financing when needed, or that if obtained, it may not be sufficient or on terms and conditions acceptable to us.

WE MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

         After 14 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 1999, we had an accumulated deficit of $49.7 million. We may not be able to achieve or sustain profitability in the future. We anticipate an increase in expenses as a result of research and development and marketing for our new products. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

IF WE FAIL TO SECURE SUFFICIENT CAPITAL OR FAIL TO CREATE A STRONG MARKETING SUPPORT TEAM, THEN OUR EFFORTS TO PENETRATE NEW MARKETS COULD FAIL, RESULTING IN DECREASED CASH FLOW.

Expanding our presence in the audio/visual command and control market will require capital for further software product development, and the creation of sales channels and a marketing support team. The inability to secure sufficient capital or the failure to create a strong sales channel/marketing support organization could result in a failed effort to penetrate these new markets, and adversely affect operating results and cash flow.

IF WE FAIL TO DEVELOP COMPETITIVE PRODUCTS IN RESPONSE TO TECHNOLOGICAL CHANGES, OUR BUSINESS WILL NOT GROW OR REMAIN COMPETITIVE.

         The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and quality at reduced prices. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results would be significantly harmed. For example, the successful launch in the last quarter of 2000 of Voyager, our second-generation PC-based device controller, depends on our ability to complete the design and development of complex audio/visual control software built on a new software kernel co-developed with ACIS, Inc.

         Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and prices that are acceptable to the market will be a significant factor in our ability to grow and to remain competitive. For instance, the ability to transact business via the Internet is becoming increasingly important. Accordingly, in order to remain competitive, we are currently developing a system, that will allow us to deliver products and services to our customers via the Internet. We may not be able to timely or effectively implement this strategy.

OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A DISRUPTION IN SUPPLY OR A SIGNIFICANT PRICE INCREASE OF VIDEOCONFERENCING COMPONENTS OR FAILURE OF A THIRD PARTY SUPPLIER TO REMAIN COMPETITIVE IN PRICE.

         Substantially all of our videoconferencing components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in price of one or more of these components or failure of a third party supplier to remain competitive in functionality or price could result in lost sales. We could experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with our anticipated new product line of videoconferencing systems could adversely affect our business and operating results.


WE DEPEND ON PURCHASES FROM A FEW SIGNIFICANT CUSTOMERS, AND ANY LOSS CANCELLATION, OR REDUCTION OF PURCHASES BY THESE CUSTOMERS COULD HARM OUR BUSINESS.

         We currently sell control and videoconferencing systems to a small number of major customers. During the year ended December 31, 1999, approximately 50% of our revenues were from three large customers. Further, we do not have long term contracts with any of our other customers, so our customers could stop purchasing our products at any time. The loss of Bell Atlantic as a customer of Videoconferencing Systems, any termination or material modification of Eastern Telecom's agency agreement with Bell Atlantic or the loss other major customers, or any reduction in purchases by these customers, could significantly harm our business.

IF WE CANNOT ATTRACT, RETAIN, TRAIN OR MANAGE OUR KEY MANAGEMENT OR TECHNICAL PERSONNEL EFFECTIVELY, OUR ABILITY TO DEVELOP AND SELL NEW PRODUCTS COULD BE HINDERED, RESULTING IN A REDUCTION IN SALES.

Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Since we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel that could significantly harm our business. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees, and failure to do so could hinder the development and marketing of our new products which could result in a reduction in sales, and our customers could shift their purchases to our competitors.

WE MAY NOT BE ABLE TO MAINTAIN OR IMPROVE OUR COMPETITIVE POSITION BECAUSE THERE ARE COMPETITORS WHO MAY ENTER THE MARKET WITH FAR GREATER TECHNICAL AND FINANCIAL RESOURCES THAN WE HAVE.

         Competition in the command and control and video communications markets is intense. We expect other competitors, some with significantly greater technical and financial resources, may enter these markets. If we cannot continue to offer new command and control and videoconferencing products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations. In the command and control market, our primary competitors are Panja, Inc. and Crestron Electronics, Inc. In the videoconferencing market, our primary competitors are PictureTel Corporation, VTEL Corporation and Polycom Inc.

FLUCTUATIONS IN OUR QUARTERLY PERFORMANCE COULD ADVERSELY AFFECT OUR TOTAL REVENUES AND NET INCOME LEVELS.

         Our revenues have historically occurred predominantly in the third month of each fiscal quarter. Accordingly, our quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by:

-        cancellations or delays of orders,
-        interruptions or delays in the supply of key components
-        changes in customer base or product mix,
-        seasonal patterns of capital spending by customers,
- delays in purchase decisions due to new product announcements by us or our competitors, and
-        increased competition and reductions in average selling prices.

WE MAY NOT BE ABLE TO REGAIN OUR NASDAQ LISTING.

         Effective as of the close of business on September 22, 1999, our common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board. The delisting occurred as a result of the minimum bid price on our common stock being less than $1.00 per share and our net tangible assets being under $2.0 million. We are appealing Nasdaq's decision to delist our shares and have been advised by Nasdaq that its review council will likely issue its decision in April 2000. If our appeal is unsuccessful, our common stock will continue to trade on the OTC Bulletin Board until such time as we qualify for inclusion on the Nasdaq Stock Market. Because the requirements for a new listing on the Nasdaq Stock Market are substantially more onerous than the requirements for continued listing, we may not be in a position in the future to reapply for listing on Nasdaq. Because the OTC Bulletin Board is generally a less efficient market than the Nasdaq Stock Market, the liquidity and volatility of our shares could be adversely impacted. Furthermore, institutional investors are less likely to be interested in stocks trading on the OTC Bulletin Board.

THE SECURITIES AND EXCHANGE COMMISSION'S RULES REGARDING PENNY STOCKS MAY RESTRICT YOUR ABILITY TO RESELL OUR SHARES.

         Our common stock is subject to Rules 15g-1 through 15g-9 of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. Generally, accredited investors include institutions with assets in excess of $5,000,000 or individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 jointly with their spouses. The broker/ dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. The broker/dealer must furnish the purchaser a document outlining the risks associated with investing in penny stocks. Furthermore, the broker/dealer must inform the purchaser of:

-        the bid and offer price quotes for penny stock,
-        the number of shares to which the quoted prices apply;
-        the brokerage firm's compensation for the trade; and
- the compensation received by the brokerage firm's salesperson for the trade.

Consequently, the rules may adversely affect the ability of broker/dealers to sell our common stock, which may affect your ability to resell our common stock.

RESALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         We currently have an effective registration statement covering the resale of 4,258,865 shares of our common stock by certain shareholders, although, as a result of the repayment of convertible debentures held by Kernaghan, we intend to file an amendment to this registration statement to reduce the number of shares registered to 2,561,935. We are also obligated to register the 1,351,625 shares of common stock sold in the March 10, 2000 private placement and 524,126 shares of common stock that were issued in exchange for Eastern Telecom shares held by its minority shareholders. The sale of these shares into the market may adversely affect the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

VSI conducts most of its business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at December 31, 1999 was not material. The value of our financial instruments is generally not significantly impacted by changes in the interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense incurred under our credit facilities due to the relative short-term nature of this debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

Report of Independent Certified Public Accountants

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998

Consolidated Statements of Operations for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statement of Stockholders' Equity for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants




To the Board of Directors and Stockholders of VSI Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of VSI Enterprises, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2000 (except for Note M which date is March 10, 2000)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To VSI Enterprises, Inc.:


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of VSI Enterprises, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 12, 1999 (except with respect to the
               effect of the pending sale of
               Eastern Telecom, Inc. discussed
               in Note B, as to which the date
               is March 27, 2000)

                     VSI Enterprises, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                     ASSETS

                                                               1999              1998
                                                            ----------        ----------
CURRENT ASSETS
   Cash and cash equivalents                                $  798,826        $1,099,718
   Accounts receivable, less allowance
     for doubtful accounts of $148,289
     and $360,000 at December 31, 1999
     and 1998, respectively                                    986,754         3,283,988
   Inventories, less allowance for obsolescence
     of $1,000,000 and $1,677,440 at December 31,
     1999 and 1998, respectively                               760,082         1,059,142
   Demonstration inventory, net of allowance for
     obsolescence of  $772,796 and $1,074,765 at
     December 31, 1999 and 1998, respectively                   16,258           136,883
   Prepaid expenses and other current assets                        --           131,515
   Net current assets of discontinued operations               476,153           406,077
                                                            ----------        ----------

           Total current assets                              3,038,073         6,117,323

PROPERTY AND EQUIPMENT, net
   Continuing operations                                       166,572           420,831
   Discontinued operations                                     577,676           628,152

OTHER ASSETS
   Software development costs, net                             205,295            75,349
   Other long-term assets                                       14,614            56,322
   Other assets of discontinued operations, net                908,303           976,691
                                                            ----------        ----------
                                                             1,128,212         1,108,362
                                                            ----------        ----------


                                                            $4,910,533        $8,274,668
                                                            ==========        ==========


The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                                  December 31,


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                1999             1998
                                                            -----------       -----------
CURRENT LIABILITIES
   Current portion of notes payable                         $   105,907       $ 1,235,425
   Short-term borrowings                                             --           157,376
   Convertible debentures                                       939,750                --
   Accounts payable                                             941,301         2,159,864
   Accrued expenses                                           1,001,837         1,091,287
   Deferred revenue                                           1,000,512         1,522,416
                                                            -----------       -----------

           Total current liabilities                          3,989,307         6,166,368

NOTES PAYABLE, LESS CURRENT PORTION                                  --         1,105,655

REDEEMABLE MINORITY INTEREST                                  2,118,293                --
COMMITMENTS AND CONTINGENCIES (Note L)                               --                --

STOCKHOLDERS' EQUITY
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                     --                --
   Common stock, authorized 40,000,000 shares of
     $.001 par value; issued and outstanding
     12,300,144 shares at December 31, 1999
     and 1998, respectively                                      12,300            12,300
   Additional paid-in capital                                48,508,074        48,209,039
   Accumulated deficit                                      (49,717,441)      (46,877,847)
   Cumulative comprehensive income                                  --           (340,847)
                                                            -----------       -----------
                                                             (1,197,067)        1,002,645
                                                            -----------       -----------

                                                            $ 4,910,533       $ 8,274,668
                                                            ===========       ===========


The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                              1999                 1998                 1997
                                                          ------------         ------------         ------------
Revenue
   Videoconferencing systems                              $  7,132,248         $ 13,574,213         $ 12,168,107

Costs and expenses
   Cost of videoconferencing systems                         3,716,388           12,242,823            9,686,633
   Selling, general and administrative                       4,467,821            5,939,448            7,314,431
   Research and development                                    416,225              786,103            1,031,814
   Impairment loss                                                  --              772,233                   --
                                                          ------------         ------------         ------------

                                                             8,600,434           19,740,607           18,032,878
                                                          ------------         ------------         ------------

       Loss from operations                                 (1,468,186)          (6,166,394)          (5,864,771)

Loss on sale of investments                                   (167,539)            (452,005)                  --
Other expenses, primarily financing charges                   (884,244)          (1,607,735)             (71,968)
                                                          ------------         ------------         ------------

       Net loss from continuing operations
         before income taxes                                (2,519,969)          (8,226,134)          (5,936,739)

Income taxes                                                        --                   --                   --
                                                          ------------         ------------         ------------

       Net loss from continuing operations                  (2,519,969)          (8,226,134)          (5,936,739)

Discontinued operations
   Operating income (loss) from
     discontinued operations                                  (319,625)          (9,054,570)             119,373
   Gain on disposal of a subsidiary                                 --              344,732                   --
                                                          ------------         ------------         ------------
   Income (loss) from discontinued operations                 (319,625)          (8,709,838)             119,373
                                                          ------------         ------------         ------------

       NET LOSS                                           $ (2,839,594)        $(16,935,972)        $ (5,817,366)
                                                          ============         ============         ============

Net loss per common share
   Loss from continuing operations                        $      (0.20)        $      (0.69)        $      (0.54)
   Loss from discontinued operations                             (0.03)               (0.73)                0.01
                                                          ------------         ------------         ------------

                                                          $      (0.23)        $      (1.42)        $      (0.53)
                                                          ============         ============         ============

Weighted average shares outstanding                         12,300,144           11,931,232           10,901,620
                                                          ============         ============         ============



The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997

                                                                             Common stock
                                                                    -------------------------------       Additional
                                                                      Number of                            paid-in
                                                                        Shares          Par value          capital
                                                                    -------------     -------------     -------------
Balance, December 31, 1996                                              9,879,062     $       9,879     $  38,222,005

Net loss for the year                                                          --                --                --
   Other comprehensive income
     Foreign currency translation adjustment                                   --                --                --
                                                                    -------------     -------------     -------------
       Comprehensive income                                                    --                --                --
                                                                    -------------     -------------     -------------

Issuance of  common shares for products and services                      137,500               138           650,001
Issuance of common shares for conversion of
   convertible debentures                                                 866,368               866         4,352,772
Issuance of common shares for employee stock purchase plan                 36,653                37           156,002
Issuance of common shares for conversion of private placement             563,471               563         2,486,937
Exercise of stock options                                                  63,188                63           108,574
                                                                    -------------     -------------     -------------

Balance, December 31, 1997                                             11,546,242            11,546        45,976,291
                                                                    -------------     -------------     -------------

Net loss for the year                                                          --                --                --
   Other comprehensive income
      Foreign currency translation adjustment                                  --                --                --
                                                                    -------------     -------------     -------------
       Comprehensive income                                                    --                --                --
                                                                    -------------     -------------     -------------

Issuance of common shares for products and services                       237,500               238           516,606
Issuance of common shares for conversion of
   convertible debentures                                                 445,956               446           702,097
Issuance of common shares for employee stock purchase plan                 20,446                20            59,019
Exercise of stock options                                                  50,000                50           124,969
Issuance of stock warrants                                                     --                --           830,057
                                                                    -------------     -------------     -------------


                                                                                              Other
                                                                        Accumulated       comprehensive
                                                                          deficit             income              Total
                                                                       -------------      -------------      -------------
Balance, December 31, 1996                                             $ (24,124,509)     $    (288,674)     $  13,818,701

Net loss for the year                                                     (5,817,366)                --         (5,817,366)
   Other comprehensive income
     Foreign currency translation adjustment                                      --           (166,364)          (166,364)
                                                                       -------------      -------------      -------------
       Comprehensive income                                               (5,817,366)          (166,364)        (5,983,730)
                                                                       -------------      -------------      -------------

Issuance of  common shares for products and services                              --                 --            650,139
Issuance of common shares for conversion of
   convertible debentures                                                         --                 --          4,353,638
Issuance of common shares for employee stock purchase plan                        --                 --            156,039
Issuance of common shares for conversion of private placement                     --                 --          2,487,500
Exercise of stock options                                                         --                 --            108,637
                                                                       -------------      -------------      -------------

Balance, December 31, 1997                                               (29,941,875)          (455,038)        15,590,924
                                                                       -------------      -------------      -------------

Net loss for the year                                                    (16,935,972)                --        (16,935,972)
   Other comprehensive income
      Foreign currency translation adjustment                                     --            114,191            114,191
                                                                       -------------      -------------      -------------
       Comprehensive income                                              (16,935,972)           114,191        (16,821,781)
                                                                       -------------      -------------      -------------

Issuance of common shares for products and services                               --                 --            516,844
Issuance of common shares for conversion of
   convertible debentures                                                         --                 --            702,543
Issuance of common shares for employee stock purchase plan                        --                 --             59,039
Exercise of stock options                                                         --                 --            125,019
Issuance of stock warrants                                                        --                 --            830,057
                                                                       -------------      -------------      -------------

                     VSI Enterprises, Inc. and Subsidiaries

              For the years ended December 31, 1999, 1998 and 1997


                                                                             Common stock
                                                                    -------------------------------      Additional
                                                                      Number of                            paid-in
                                                                        Shares          Par value          capital
                                                                    -------------     -------------     -------------


Balance, December 31, 1998                                             12,300,144     $      12,300     $  48,209,039
                                                                    -------------     -------------     -------------

Net loss for the year                                                          --                --                --
   Other comprehensive income
     Foreign currency translation adjustment and other                         --                --           (21,932)
                                                                    -------------     -------------     -------------
       Comprehensive income                                                    --                --           (21,932)
                                                                    -------------     -------------     -------------

Issuance of stock warrants                                                     --                --           320,967
                                                                    -------------     -------------     -------------

Balance, December 31, 1999                                             12,300,144     $      12,300     $  48,508,074
                                                                    =============     =============     =============

                                                                                           Other
                                                                     Accumulated       comprehensive
                                                                       deficit             income              Total
                                                                    -------------      -------------      -------------
Balance, December 31, 1998                                          $ (46,877,847)     $    (340,847)     $   1,002,645
                                                                    -------------      -------------      -------------

Net loss for the year                                                  (2,839,594)                --         (2,839,594)
   Other comprehensive income
     Foreign currency translation adjustment and other                         --            340,847            318,915
                                                                    -------------      -------------      -------------
       Comprehensive income                                            (2,839,594)           340,847         (2,520,679)
                                                                    -------------      -------------      -------------

Issuance of stock warrants                                                     --                 --            320,967
                                                                    -------------      -------------      -------------

Balance, December 31, 1999                                          $ (49,717,441)     $          --      $  (1,197,067)
                                                                    =============      =============      =============


The accompanying notes are an integral part of this statement.

                     VSI Enterprises, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                                          1999                   1998                   1997
                                                                      ------------           ------------           -----------

        Cash flows from operating activities:
           Net loss                                                   $ (2,839,594)          $(16,935,972)          $(5,817,366)
           Adjustments to reconcile net loss to net
             cash used in operating activities:
               Loss on sale of investments                                      --                452,005                    --
               Loss on sale of subsidiary                                  167,539                     --                    --
               Depreciation and amortization                               715,290              1,737,341               796,919
               Allowance to reduce inventory to
                 lower of cost or market                                        --              1,694,360              (315,645)
               Allowance for doubtful accounts                             135,679                213,462               132,235
               Changes in operating assets and liabilities:
                 Accounts receivable                                     1,849,996                 16,511               (32,342)
                 Inventories                                               204,159               (288,684)              516,418
                 Rental and demonstration inventory                             --                617,590               568,877
                 Prepaid expenses and other assets                          96,407                 61,759               (34,040)
                 Accounts payable                                       (1,230,288)              (727,692)              894,910
                 Accrued expenses                                          130,597                969,611                95,441
                 Deferred revenue                                         (353,104)             1,077,170              (183,880)
               Effect of operating activities of
                 discontinued operations                                   448,238              8,583,905               152,009
                                                                      ------------           ------------           -----------

                   Net cash used by operating
                      activities                                          (675,081)            (2,528,634)           (3,226,464)

        Cash flows from investing activities:
           Purchases of property and equipment                             (26,161)               (13,163)              (76,707)
           Proceeds from sale of minority interest
             in subsidiary                                               1,040,000                     --                    --
           Change in other assets                                         (183,434)                17,878              (519,387)
           Proceeds from sale of investments                                    --                492,776                    --
           Effect of investing activities of
             discontinued operations                                      (132,622)              (368,609)             (324,618)
                                                                      ------------           ------------           -----------
                   Net cash provided (used) by
                      investing activities                                 697,783                128,882              (920,712)
                                                                      ------------           ------------           -----------

                     VSI Enterprises, Inc. and Subsidiaries

                             Year ended December 31,


                                                       1999              1998             1997
                                                    ------------      ----------      ------------

Cash flows from financing activities:
   Net borrowings (payments) on notes
     payable and short term credit facilities          (317,054)       2,384,237         (894,761)
   Proceeds from exercise of stock options
     and stock purchase plan                                 --          184,058          264,676
   Proceeds from private placement, net of
     issuance costs                                          --               --        2,487,500
   Proceeds from issuance of common stock,
     net of issuance costs                                   --               --          650,139
   Effect of financing activities
     of discontinued operations                              --               --          308,173
                                                    -----------       ----------      -----------

         Net cash provided (used) by financing
           activities                                  (317,054)       2,568,295        2,815,727
                                                    -----------       ----------      -----------

Effect of exchange rate changes on cash
   and cash equivalents                                  21,581          114,190          (62,727)
                                                    -----------       ----------      -----------

Increase (decrease) in cash and cash
   equivalents                                         (272,771)         282,733       (1,394,176)

Cash of subsidiary sold                                 (40,284)              --               --

Change in cash and cash equivalents included
    in net current assets of discontinued
    operations                                           12,163          494,550         (254,937)

Cash and cash equivalents at beginning
   of the period                                      1,099,718          322,435        1,971,548
                                                    -----------       ----------      -----------

Cash and cash equivalents at end of the period      $   798,826       $1,099,718      $   322,435
                                                    ===========       ==========      ===========









The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                             Year ended December 31,



                                                       1999                1998              1997
                                                    ----------          ----------        ----------
Supplementary disclosure:
   Interest paid                                    $  459,453          $  427,737        $  207,415
                                                    ==========          ==========        ==========

   Income taxes paid                                $       --          $       --        $  180,000
                                                    ==========          ==========        ==========


Supplemental schedule of noncash
   investing and financing activities:

Noncash investing and financing activities:
   Conversion of debt to common stock               $       --          $  702,543        $4,353,638
                                                    ==========          ==========        ==========

   Conversion of debt to subsidiary's stock         $1,213,000          $       --        $       --
                                                    ==========          ==========        ==========

   Common stock issued for products and
     services                                       $       --          $  516,844        $  650,139
                                                    ==========          ==========        ==========

   Issuance of stock warrants                       $  320,967          $       --        $       --
                                                    ==========          ==========        ==========



The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   VSI Enterprises, Inc. was incorporated in Delaware in September 1988 and, together with its majority and wholly-owned subsidiaries (the "Company"), develops, manufactures, markets and supports software based audio/visual control systems and videoconferencing products that operate on PC platforms.

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

   2.    Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

   6.    Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on a straight-line basis.

   7.    Goodwill

   The excess acquisition cost over the fair value of net assets of acquired businesses are amortized over 10 years on a straight-line basis. At December 31, 1998, as a result of continued losses incurred by the Company's network reselling subsidiary, Eastern Telecom, Inc. ("ETI"), an impairment loss of $6,995,211 was incurred related to the write-down of the majority of the original goodwill recorded with the Company's acquisition of ETI in 1996, in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of. As the Company has signed a definitive agreement for the sale of ETI subsequent to year end (Note M), this impairment loss has been reclassified to discontinued operations in the statement of operations for the year ended December 31, 1998 and the remaining unamortized goodwill amount of $860,120 at December 31, 1999 is included in the consolidated balance sheet in the caption "other assets of discontinued operations". Also in 1998, an additional impairment loss of $577,077 was recorded to eliminate all remaining goodwill related to the Company's European subsidiary. Management recorded the impairment loss in light of the Company's European subsidiary's continuing operating losses and expectations of future losses. This European subsidiary was sold on September 30, 1999 for $2.00 (Note B). The sale resulted in a loss of $167,539, primarily as a result of writing off $319,266 of cumulative foreign currency translation adjustments. Goodwill amortization in the amount of $95,569, $492,739 and $492,738 for the years ended December 31, 1999, 1998 and 1997, respectively is included in the "operating loss from discontinued operations" caption in the consolidated statement of operations for each year presented.

   8.    Software Development Costs

   All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,684,550 and $1,634,897 at December 31, 1999 and 1998, respectively.
   Amortization expense charged to operations was $49,653, $582,703 and $399,945 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company capitalized $179,599 and $0 of software development costs in 1999 and 1998, respectively.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

   9.    Investments

   The Company accounts for investments in entities in which it owns less than 20% under the cost method. During 1998, the Company sold its cost investments in Global Telemedix and Educational Video Conferencing ("EVC") resulting in a loss of $452,005. Global Telemedix provides computer hardware and software to healthcare providers and EVC acts as a marketing and technological bridge between higher education institutions and corporations. There were no receivables outstanding from investees at December 31, 1999 and 1998. In addition, sales to investees were approximately $116,000 and $1,038,000 for the years ended December 31, 1998 and 1997, respectively.

   10.   Accounting for Impairment of Long-Lived Assets

   Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. At December 31, 1998, the Company recorded a charge against continuing operations of $577,077 related to the writedown of goodwill previously recorded upon the Company's acquisition of its European subsidiary, and a charge against discontinued operations of $6,995,215 related to the writedown of goodwill previously recorded upon the Company's acquisition of its telephone network reselling subsidiary (Note A-7). Also in 1998, the Company recorded an additional impairment charge of $195,156 related to the writedown of its European subsidiary's net asset value to zero based on the European subsidiary's continuing losses. Management believes that remaining long-lived assets in the accompanying consolidated balance sheets at December 31, 1999 are appropriately valued.

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

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

   12.   Revenue Recognition

   Revenue from sales of videoconferencing systems and related maintenance contracts on these systems are included in videoconferencing systems revenues. Revenue on system sales are recognized upon shipment. Revenues from installation of these systems are billed separately and recognized upon completion of the installation. Revenue on maintenance contracts are recognized over the term of the related contract.

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

   The Company accounts for common stock issued for goods or services under SFAS No. 123 whereby the transaction is measured at the fair value of the common stock issued. No shares were issued for goods or services in the year ended December 31, 1999 while 237,500 and 137,500 common shares were issued for goods or services in the years ended December 31, 1998 and 1997, respectively.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

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

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

   17.   Technological Change and New Products - Continued

   Management periodically evaluates the realizability of its technology-related assets, including inventories, software development costs and goodwill. During the year ended December 31, 1998, the Company recorded approximately $1,651,000 of additional cost of videoconferencing systems related to the write-down of certain inventories determined to be technologically obsolete. No write-down of these inventories was recorded in 1999. Management believes that no material impairment of remaining inventories and other assets existed at December 31, 1999. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.

   18.   Dependence on Third Parties

   Substantially all of the Company's components, subsystems and assemblies are made by outside vendors. Disruption in supply, a significant increase in the price of one or more of these components, or failure of a third party supplier to remain competitive in functionality or price could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will not experience such problems in the future. Similarly, excessive rework costs associated with defective components or process errors associated with the Company's anticipated new PC-based control systems product could adversely affect the Company's business and operating results.

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

   20.   Reclassifications

   Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the current year presentation.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE B - DISCONTINUED OPERATIONS AND SALE OF EUROPEAN SUBSIDIARY

   During the fourth quarter of 1998, the Company discontinued operations of its system integration subsidiary, Integrated Network Services, Inc and in September 1999, INS filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Also, on February 18, 2000 the Company and its network reselling subsidiary, Eastern Telecom, Inc. (ETI) entered into a definitive agreement to sell substantially all of the assets of ETI to a communications services company (see Note M). Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for the years ended December 31, 1999, 1998 and 1997. Summary operating results of the discontinued network reselling and system integration operations are as follows:

                                                                          1999                   1998                   1997
                                                                      ------------           ------------           ----------
        Revenue:
          Network reselling                                           $  6,449,770           $  5,863,198           $7,451,686
          System integration                                                    --              1,518,952            2,145,388
                                                                      ------------           ------------           ----------
                                                                         6,449,770              7,382,150            9,597,074
                                                                      ------------           ------------           ----------
        Costs and expenses:
          Network reselling                                              6,517,771             14,154,063            6,386,551
          System integration                                               251,624              2,282,657            3,091,150
                                                                      ------------           ------------           ----------
                                                                         6,769,395             16,436,720            9,477,701
                                                                      ------------           ------------           ----------

          Income(loss) from discontinued operations                   $   (319,625)          $ (9,054,570)          $  119,373
                                                                      ============           ============           ==========

   Assets and liabilities of the discontinued network reselling and system integration operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows:

                                                                                    1999                   1998
                                                                                ------------           ------------

        Current assets of network reselling                                     $  2,682,800           $  2,758,352
        Current liabilities of network reselling                                  (2,122,297)            (2,352,275)
                                                                                ------------           ------------
            Net current assets of network reselling                                  560,503                406,077

        Current assets of system integration                                          14,545                334,022
        Current liabilities of system integration                                    (98,895)              (334,022)
                                                                                ------------           ------------
            Net current deficit of system integration                                (84,350)                    --

        Property and equipment, net of network reselling                             577,676                617,224
        Property and equipment, net of system integration                                 --                 10,928
        Other assets of network reselling                                            908,303                976,691
        Other assets of system integration                                                --                     --
                                                                                ------------           ------------

          Total assets                                                          $  1,962,132           $  2,010,920
                                                                                ============           ============

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE B - DISCONTINUED OPERATIONS AND SALE OF EUROPEAN SUBSIDIARY -
   (Continued)

   The Company recognized a gain on disposal of the system integration operation at December 31, 1998 of approximately $345,000.

   On September 30, 1999 the Company sold its European subsidiary, Videoconferencing Systems, n.v. ("VSINV") to certain members of VSINV's executive management team for $2.00. As a condition of the sale, the Company was released from all liabilities including certain guarantees under VSINV's bank credit agreements and the Company received warrants to purchase up to 24.0% of VSINV. The sale resulted in a loss of $167,539.


NOTE C - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   During 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 outlines the requirements for revenue recognition under generally accepted accounting principles ("GAAP"), in particular the requirement that revenue be realized or realizable and earned. SAB 101 is effective no later than the first quarter of the fiscal year beginning after December 15, 1999. The Company will adopt SAB 101 effective January 1, 2000. Adoption of SAB 101 has a direct impact on the revenue recognition of the commission revenue of its majority owned subsidiary, ETI, which operations have been classified as discontinued at December 31, 1999. Currently, commission revenue represents commissions paid to VSI for reselling of telephone network services which include additional telephone lines, ISDN connections, high speed data transfer systems, internet connections, T-1 connections and certain network services. In accordance with currently accepted GAAP, commission revenue is recognized upon receipt of the order when the Company has no further obligation related to the order, net of any chargebacks. Based on the definitive agreement to sell ETI, this revenue is included in loss from discontinued operations in the consolidated statement of operations for all periods presented. Adoption of SAB 101 will result in a change in accounting principle recognizing commission revenue upon installation of the services by the third party rather than upon receipt of the order. Adoption of SAB 101 in the current year would not have had a material impact on operations for 1999.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 1999 and 1998:

                                                                                                                    Estimated
                                                                                                                     Service
                                                                          1999                   1998                   Life
                                                                      ------------           ------------           ----------

        Machinery and equipment                                       $  1,508,857           $  2,091,505           3-10 years
        Furniture and fixtures                                             238,179                612,182             10 years
        Leasehold improvements                                              60,463                 60,463              5 years
                                                                      ------------           ------------
                                                                         1,807,499              2,764,150
        Less accumulated depreciation                                   (1,640,927)            (2,343,319)
                                                                      ------------           ------------

                                                                      $    166,572           $    420,831
                                                                      ============           ============

   Depreciation expense charged to continuing operations was approximately $158,000, $297,000 and $256,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.


NOTE E - NOTES PAYABLE AND SHORT-TERM BORROWINGS

   Notes Payable
   -------------                                                                              1999                  1998
                                                                                          ------------          ------------

        VSI line of credit; provides for maximum borrowings of $4,000,000, limited to 80% of eligible accounts receivable, interest payable monthly at the prime rate plus 2% (10.5 % at December 31, 1999); collateralized by
          accounts receivable, certain property and equipment and inventory of VSI        $         --          $     82,556

        VSI term note payable in two installments of $300,000 and $600,000 due on
          February 16, 1999 and May 16, 1999, respectively. Interest is payable upon retirement of note at 14%; collateralized by security interests in
          certain patents owned by VSI                                                              --               900,000

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE E - NOTES PAYABLE AND SHORT-TERM BORROWINGS - Continued

   Notes Payable - Continued

                                                                                              1999                  1998
                                                                                          ------------          ------------

        VSI term notes payable due on March 31, 2000; interest payable quarterly at the prime rate plus 3% (11.5 % at December 31, 1999). These term notes are unsecured. The term notes payable are shown net of debt
          discount of $4,093 and $227,345 at December 31, 1999 and 1998, respectively          105,907             1,105,655

        INS line of credit; provides for maximum borrowings of $750,000, limited to 80% of eligible accounts receivable; interest payable monthly at the prime rate plus 3%; collateralized by accounts receivable, property and
          equipment and inventory of INS                                                            --               248,116

        ETI line of credit; provides for maximum borrowings of $1,500,000, limited to 90% of eligible accounts receivable; interest payable monthly at the prime rate plus 2.75% (11.25% at December 31, 1999); collateralized by
          eligible accounts receivable of ETI                                                  757,746             1,402,523

        Note payable to bank of European subsidiary; provides for
          maximum borrowings of approximately $550,000; interest
          payable monthly at 5%                                                                     --               252,869
                                                                                          ------------          ------------
                                                                                               863,653             3,991,719
        Current portion of notes payable                                                       105,907             1,235,425
                                                                                          ------------          ------------
                                                                                               757,746             2,756,294
        Less notes payable included in net current assets
          of discontinued operations                                                           757,746             1,650,639
                                                                                          ------------          ------------

                                                                                          $         --          $  1,105,655
                                                                                          ============          ============

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE E - NOTES PAYABLE AND SHORT-TERM BORROWINGS - Continued

   Notes Payable - Continued

   In 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (the "Statement"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. At December 31, 1999 and 1998, the Company has recognized approximately $0 and $83,000, respectively of accounts receivable financing as notes payable in the accompanying consolidated balance sheets and $757,746 and $1,650,639 as net assets from discontinued operations at December 31, 1999 and 1998, respectively.

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

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE E - NOTES PAYABLE AND SHORT-TERM BORROWINGS - Continued

   Notes Payable - Continued

   During September 1998, the Company began offering $3,000,000 of term notes. A minimum of $5,000 was required for each subscription and each purchaser of the term notes received warrants to purchase shares of common stock of the Company on the basis of one warrant for each $8.00 of term notes purchased. The warrants had a term of five years, expiring on October 1, 2003 and were to become exercisable on April 1, 2000 at an exercise price of $1.68 per share. At December 31, 1998, the Company had issued $1,333,000 of term notes and 166,625 warrants. The Company valued these warrants at $270,645 using the Black-Scholes option-pricing model in accordance with SOFAS No. 123, Accounting for Stock-Based Compensation. This warrant value was recorded as debt discount to be amortized to interest expense over the period until the warrants become exercisable on April 1, 2000. In conjunction with the Company's debt restructuring on August 31, 1999, $1,213,000 of term notes, including accrued interest, were converted into 195,099 shares of the Company's network reselling subsidiary, ETI, common stock, representing a 19.5% minority interest in ETI. ETI's minority shareholders have a put option, which gives them the right to put their ETI shares back to the Company at the price converted, at the earlier of the sale of ETI or August 31, 2000, and the Company has a call option to reacquire shares of ETI at any time. In conjunction with this restructuring, 151,625 of the original warrants were cancelled and the remaining unamortized debt discount related to these warrants of $96,548 was charged to interest expense. Total interest expense related to these warrants was $223,252 and $43,300 for the years ended December 31, 1999 and 1998, respectively. Also in conjunction with this restructuring, the Company issued converting term note holders 318,492 warrants to purchase shares of common stock of the Company at $0.50 per share and 136,497 warrants to purchase shares of common stock of the Company at $1.00 per share. These warrants have a term of five years, expiring on August 31, 2004 and were exercisable immediately. The Company valued these warrants at $97,367 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 117%, risk free interest rate of 6.09%, and an expected term of five years. The value of these warrants is to be amortized to interest expense over the period to the first date on which the shares of ETI are eligible to be put back to the Company, which is one year. Interest expense related to these warrants was $32,456 for the year ended December 31, 1999.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F - CONVERTIBLE DEBENTURES

   On February 23, 1998, the Company issued $3,000,000 of 5% convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. In addition, the Company issued 9,375 common stock purchase warrants to the holder of the Debentures and 9,375 common stock purchase warrants to an agent involved in the transaction. The warrants expire on February 23, 2003. Each warrant entitles the holder to purchase one common stock share of the Company at the price of $10.00. The Debentures were convertible at the lower of (i) $8.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. "Average closing bid price" is defined to mean the lowest average of the daily last bid price for the common stock for any three trading days in any 20-day period preceding the conversion. During the year, $710,000 of Debentures plus accrued interest of $13,531 were converted into 445,956 common shares; $1,440,000 of the Debentures were redeemed by the Company at face value and the remaining Debentures were converted into a $900,000 term note (see Note
   F). 50,000 shares of the 445,956 issued in connection with the conversion were held in escrow at December 31, 1998 with 25,000 of these issued in January 1999 and 25,000 issued in February 1999.

   On November 16, 1998, the Company issued an additional 25,000 stock purchase warrants to the holder of the Debentures to enable the Company to purchase the $1,440,000 outstanding Debentures at face value. The warrants, which expire on November 16, 2003, entitle the holder to shares of the common stock of the Company at a price of $2.40 per share. At this time, the Company also repriced the 9,375 warrants issued to the Debenture holder on February 23, 1998 to a price of $2.40 per share. The impact of this repricing was less than $10,000 and due to its insignificance, was not expensed by the Company.

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

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F - CONVERTIBLE DEBENTURES - Continued

   Effective August 31, 1999, the Company restructured its note payable, which consisted of principal and accrued interest totaling $1,089,750. The Company paid $150,000 at closing, and the remaining balance of $939,750 was exchanged for a 7% Secured Convertible Debenture, due and payable on August 31, 2000. The debenture is secured by a lien on the Company's interest in its subsidiary, ETI, which is junior to the Company's converting term note holders and new investors, as discussed in notes F and G. Additionally, under the terms of the agreement, the debenture holder released its existing security interest in the Company's patents. The debenture holder has the option to commence converting the debenture into shares of the Company's Common Stock at the initial rate of 7.5% per month beginning January 1, 2000. This rate will increase to 15% per month commencing April 1, 2000. The conversion price is the lesser of $1.00 or the preceding five-day average closing bid price of the Company's Common Stock prior to the date of any such transaction, with a floor of $0.50 per share. The debenture holder also has the option of converting the debenture into common stock of ETI, the Company's Subsidiary, instead of shares of the Company. This conversion can be done at any time by the debenture holder at the rate of one share of ETI common stock for each $6.50 of principal so converted.

   On January 5, 2000, the convertible debenture holder converted $72,198 of principal and interest into 144,396 shares of the Company's common stock. Additionally, on February 1, 2000 the debenture holder converted $72,549 of principal and interest into 72,549 shares of the Company's common stock. The remaining balance of the convertible debentures, $826,668, was paid by the Company on March 1, 2000.


NOTE G - REDEEMABLE MINORITY INTEREST

   On August 31, 1999, the Company received $1,040,000 in proceeds from the sale of 16.0% of its ownership interest in its subsidiary, ETI. These minority shareholders have a put option, which gives them the right to put their ETI shares back to the Company at the price paid at the earlier of the sale of ETI or August 31, 2000, and the Company has a call option to reacquire shares of ETI at any time. In conjunction with this transaction, the Company issued minority shareholders 780,000 warrants to purchase shares of common stock of the company at $0.50 per share and 260,000 warrants to purchase shares of common stock of the Company at $1.00 per share. These warrants have a term of five years, expiring on August 31, 2004 and were exercisable immediately. The Company valued these warrants at $223,600 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 117%, risk free interest rate of 6.09%, and an expected term of five years. The value of these warrants is to be amortized to interest expense over the period to the first date on which the shares of ETI are eligible to be put back to the Company, which is one year. Interest expense related to these warrants was $74,533 for the year ended December 31, 1999.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE G - REDEEMABLE MINORITY INTEREST - Continued

   As a result of this transaction and the conversion of the term notes into shares of ETI as discussed in Note F, at December 31, 1999 the Company holds a 64.5% majority ownership in ETI. These shares of ETI are redeemable by the minority shareholders for a total of $2,332,889 at the earlier of the sale of ETI or August 31, 2000. The minority interest share of the earnings from ETI in the amount of approximately $8,000 is included in operating loss from discontinued operations for the year ended December 31, 1999. Subsequent to year end, the Company exchanged 524,126 of its common shares for the majority of the shares of ETI held by minority shareholders.


NOTE H - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

   Stock Option Plan and Warrants

   The Company's board of directors has approved a stock option plan which covers up to 915,514 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                              1999                       1998                        1997
                                      -------------------      -----------------------      ----------------------
                                                 Weighted                     Weighted                    Weighted
                                                 Average                      Average                     Average
                                                 Exercise                     Exercise                    Exercise
                                      Shares      Price          Shares        Price         Shares        Price
                                      ------      -----          ------        -----         ------        -----

     Outstanding, beginning of year  593,322      $5.46         475,867        $6.88        480,856     $  6.52
       Granted                       173,697       0.40         196,250         1.75         84,000        6.20
       Exercised                          --         --         (50,000)        2.50        (63,189)       3.36
       Forfeited                    (236,324)      7.25         (28,795)        7.82        (25,800)      10.76
                                    --------      -----         -------        -----        -------      ------
       Outstanding, end of year      530,695      $3.01         593,322        $5.46        475,867      $ 6.88
                                    ========      =====         =======        =====        =======      ======

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                          Options Exercisable
                              --------------------------------------------       ------------------------------
                                                  Weighted
                                                   Average        Weighted                             Weighted
             Range of             Number          Remaining       Average             Number           Average
             Exercise          Outstanding at    Contractual      Exercise        Exercisable at       Exercise
              Price           December 31, 1999  Life (Years)      Price         December 31, 1999      Price
              -----           -----------------  ------------      -----         -----------------      -----
          $0.34 - $1.00            246,197           9.35         $ 0.60             49,134            $  1.00
          $1.12 - $1.87             33,500           8.14           1.36             27,805               1.31
          $2.87 - $4.25             34,168           7.33           3.05             17,460               3.22
          $4.60 - $5.50            182,501           7.11           5.09            153,993               5.07
          $6.94 - $9.88             21,079           4.79           8.89             20,328               8.96
         $11.00 - $14.75            11,000           6.26          13.13             11,000              13.13
                  $17.25             2,250           5.80          17.25              2,250              17.25
                                   -------           ----          -----            -------            -------
                                   530,695           8.11         $ 3.01            281,970            $  4.57
                                   =======           ====         ======            =======            =======

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998



NOTE H - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN - Continued

   Stock Option Plan - Continued

   In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. These warrants expire in July 2004.

   On May 1, 1999, 325,000 purchase stock warrants were granted to officers of the Company at an exercise price of $0.53 per share. These warrants expire May 1, 2004 and vest through May 1, 2000. Additionally, on August 17, 1999, 25,000 purchase stock warrants were granted to an officer of the Company at an exercise price of $0.43 per share. These warrants vested on January 1, 2000 and expire on August 17, 2004.

   The Company uses the intrinsic value method in accounting for its stock option plans and warrants granted to employees. In applying this method, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                             1999                 1998                 1997
                                     ------------------    -----------------     --------------
     Net loss
       As reported                    $  (2,839,594)        $  (16,935,972)      $  (5,817,366)
       Pro forma                         (3,148,115)           (17,248,878)         (6,490,242)

     Net loss per common share
       As reported                    $       (0.23)        $        (1.42)      $       (0.53)
       Pro forma                              (0.26)                 (1.45)              (0.60)

   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grants using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; expected volatility of 117%, 87% and 88%, risk-free interest rates of $4.75-5.88%, $5.0%-6.1% and
   $5.9%-6.7% and expected lives of 3-7 years for all periods presented.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE H - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN - Continued

   Employee Stock Purchase Plan

   The Company has an employee stock purchase plan ("Plan") that provides for the sale of up to 75,000 shares of common stock to eligible employees. The purchase price for shares of common stock purchased pursuant to the Plan is the lesser of: 85% of the fair market value of common stock on the first pay date or 85% of the fair market value of common stock on the last pay date of each plan period. The Plan was suspended by the Board of Directors in September 1998. The Company has no current plans to reinstate the Plan. During the year ended December 31, 1998, 20,446 shares of common stock were purchased by employees under this Plan.


NOTE I - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 1999 and 1998:

                                                       1999                1998
                                                   ------------       -------------
Deferred income tax assets:
  Operating loss carryforwards                     $ 12,927,000       $ 11,315,000
  Nondeductible accruals and allowances                 636,000          1,117,000
  Capitalized inventory costs                            94,000            140,000
  Tax credit carryforwards                               89,000             89,000
  Other                                                  52,000            195,000
                                                   ------------       ------------
Gross deferred income tax assets                     13,798,000         12,856,000
Deferred income tax asset valuation allowance       (13,742,000)       (12,675,000)
                                                   ------------       ------------
    Net deferred income tax asset                  $     56,000       $    181,000
                                                   ============       ============

Deferred income tax liabilities                    $    (56,000)      $   (181,000)
                                                   ============       ============

Net deferred income tax                            $         --       $         --
                                                   ============       ============

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE I - INCOME TAXES - Continued

   At December 31, 1999, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $33,575,000 available to reduce future taxable income and approximately $89,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2014.

   The Company experienced a change in control, as defined under Section 382 of the Internal Revenue code during calendar year 1993. As a result, approximately $7,000,000 of the available tax loss carryforwards will be limited to a maximum utilization of approximately $1,000,000 annually.


NOTE J- MAJOR CUSTOMERS

   Revenue from three customers comprised approximately 50% of consolidated revenues for the year ended December 31, 1999. At December 31, 1999, related accounts receivable from these companies comprised 66% of consolidated receivables.

   Revenue from three customers comprised approximately 37% of consolidated revenues for the year ended December 31, 1998. At December 31, 1998, related accounts receivable from these companies comprised 9% of consolidated receivables.

   Revenue from three customers comprised approximately 35% of consolidated revenues for the year ended December 31, 1997.

   Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The Company's customers are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE K - OPERATING SEGMENTS AND RELATED INFORMATION

   In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments.

   Prior to 1998, the Company's three industry segments were made up of video conferencing, computer system integration and telephone network reselling. These industry segments were all operating in separate, one hundred percent owned, subsidiaries. In 1998, the Company discontinued operations of its computer system integration subsidiary. On February 22, 2000, the Company entered into a definitive agreement to sell substantially all of the assets of its network reselling subsidiary. These segments are included in discontinued operations in the accompanying consolidated balance sheets and statements of operations. As a result, at December 31, 1999, the Company is operating only in the video conferencing segment.

   The Company also had operations in the United States and Europe until the sale of the European subsidiary on September 30, 1999. The majority of the European revenue, operating loss, capital expenditures and identifiable assets detailed below originates in Belgium. Summary information related to the United States and European operations are as follows:

                                        For the years ended December 31,
                                --------------------------------------------------
                                     1999               1998               1997
                                ------------       ------------       ------------
     Revenue:
       United States            $  6,467,958       $ 10,652,157       $  9,399,825
       Europe                        664,290          2,922,056          2,768,282
                                ------------       ------------       ------------

                                $  7,132,248       $ 13,574,213       $ 12,168,107
                                ============       ============       ============

     Operating loss:
       United States            $ (1,374,860)      $ (5,736,760)      $ (5,826,959)
       Europe                        (93,326)          (429,634)           (37,812)
                                ------------       ------------       ------------

                                $ (1,468,186)      $ (6,166,394)      $ (5,864,771)
                                ============       ============       ============

     Capital expenditures:
       United States            $     19,363       $      4,833       $      8,374
       Europe                          6,798              8,330             68,333
                                ------------       ------------       ------------

                                $     26,161       $     13,163       $     76,707
                                ============       ============       ============

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE K - OPERATING SEGMENTS AND RELATED INFORMATION - Continued

                                       December 31,
                               --------------------------
                                  1999             1998
                               ----------      ----------
     Identifiable assets:
       United States           $4,910,533      $7,517,322
       Europe                          --         757,346
                               ----------      ----------

                               $4,910,533      $8,274,668
                               ==========      ==========


NOTE L - COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases office space and equipment under noncancelable operating leases expiring at various dates through 2002. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $388,000, $660,000 and $572,000, respectively. Approximate minimum annual future rental payments under the leases are as follows at December 31:


       Year ending:
           2000                      $    322,000
           2001                           313,000
           2002                           240,000
                                     ------------
                                     $    875,000
                                     ============


   Litigation

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                     VSI Enterprises, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE M - SUBSEQUENT EVENTS

   On February 18, 2000, the Company and ETI entered into a definitive agreement to sell substantially all the assets of ETI to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. Terms of the agreement include initial cash consideration in the amount of $2,100,000, PentaStar common stock valued at $950,000, and PentaStar's assumption of certain liabilities. In addition, under an earn-out provision in the agreement, the Company is entitled to additional compensation based on financial results of the acquired operations for calendar year 2000. The definitive agreement is subject to approval by the Company's shareholders at the annual meeting to be held in May 2000. The Company anticipates realizing a gain of approximately $1,000,000 on the sale, which is expected to close in the second quarter of calendar 2000. As ETI comprised a separate operating segment, network reselling, the financial statements have been reclassified for all years presented with the operations of ETI included in operating income (loss) from discontinued operations and ETI's assets and liabilities reclassified to assets and liabilities of discontinued operations.

   On September 9, 1999, the Company entered into a co-development agreement with ACIS, Inc. ("ACIS"), a Texas based, privately-held software technology Company, for the development of an advanced operating kernel (the "Kernel") to support the Company's new product architecture for PC-based device control. The Company and ACIS agreed to an equity transaction whereby the Company will issue to ACIS 500,000 shares of its common stock in exchange for 250,000 shares of the common stock of ACIS, approximately 5% of ACIS' common stock. This equity exchange occurred on March 3, 2000. In further consideration of the Company's development contribution, ACIS has granted VSI a warrant to acquire up to 20% of ACIS' common stock at an exercise price of $2.00 per share. This option is exercisable by VSI at any time within 18 months from the date of the transaction. This investment in ACIS will be accounted for at cost until such time that the Company exercises the warrant to purchase the additional 15%.

   On February 24, 2000, the Company issued a private placement memorandum for the sale of up to 1,500,000 shares of the Company's stock at $3.00 per share. As of March 10, 2000 the Company raised a total of $5,627,254 in new equity through two related transactions. In the first transaction, the Company raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share. Approximately $826,668 of these proceeds were used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan"). In the second transaction, VSI exchanged 524,126 of its common shares for 240,265 shares of VSI Network Solutions, Inc. doing business as Eastern Telecom held by its minority shareholders. By this transaction, VSI retired approximately 70% of its put obligations under a shareholders agreement wherein Eastern Telecom's minority shareholders had the right to put their shares to VSI at $6.50 per share.

               Report of Independent Certified Public Accountants
               --------------------------------------------------
                                 on Schedule II
                                 --------------








Board of Directors
VSI Enterprises, Inc.


In connection with our audit of the consolidated financial statements of VSI Enterprises, Inc. and Subsidiaries referred to in our report dated March 7, 2000 (except for Note M which date is March 10, 2000), which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 1999 and 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ending December 31, 1999 and 1998.


/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 7, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                 ON SCHEDULE II






To VSI Enterprises, Inc.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of VSI ENTERPRISES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and have issued our report thereon dated April 12, 1999 (except with respect to the effect of the pending sale of Eastern Telecom, Inc. discussed in Note B, as to which the date is March 27, 2000). Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 herein is the responsibility of management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of a the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data for the year ended December 31, 1997 as required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 12, 1999

                                      VSI

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             Column A                                Column B         Column C         Column D        Column E
             --------                                --------         --------         --------        --------
                                                                      Additions
                                                    Balance at        Charged to                       Balance at
                                                    Beginning         Costs and       Deductions         End of
             Description                            of Period         Expenses      Describe (1)(2)      Period
             -----------                          -------------     ------------    ---------------   ------------
Year ended December 31, 1999
   Reserve for obsolete inventory                 $   1,677,440     $     56,000     $    733,440     $  1,000,000
   Reserve for doubtful accounts receivable             360,000          135,669          347,380          148,289
   Allowance for demonstration inventory              1,074,765          120,324          422,293          772,796

Year ended December 31, 1998
   Reserve for obsolete inventory                 $     178,235     $  1,499,205     $          -     $  1,677,440
   Reserve for doubtful accounts receivable             323,079          213,462          176,541          360,000
   Allowance for demonstration inventory                839,182          712,322          476,739        1,074,765

Year ended December 31, 1997
   Reserve for obsolete inventory                 $     494,200     $    557,060     $    873,025     $    178,235
   Reserve for doubtful accounts receivable             153,566          223,374           53,861          323,079
   Allowance for demonstration inventory                318,611          520,571                -          839,182



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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors and executive officers of the Company contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held on May 18, 2000 is incorporated hereby by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information relating to executive compensation contained in the registrant's definitive proxy statement to be delivered to Shareholders in connection with the 2000 Annual Meeting of shareholders scheduled to be held on May 18, 2000 are incorporated hereby by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information relating to security ownership of certain beneficial owners and management contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held on May 18, 2000 are incorporated hereby by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders scheduled to be held on May 18, 2000 are incorporated hereby by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)      1. Financial Statements.

The following financial statements and accountant's report have been filed as
Item 8 in Part II of this report:

         Report of Independent Certified Public Accountants

         Report of Independent Public Accountants

         Consolidated Balance Sheets as of December 31, 1999 and December 31,
         1998

         Consolidated Statements of Operations for Years Ended
         December 31, 1999, 1998 and 1997

         Consolidated Statement of Stockholders' Equity for Years
         Ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for Years Ended
         December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

1. Financial Statement Schedules

         The following financial statement schedule of VSI Enterprises, Inc. for the years ended December 31, 1999, 1998 and 1997 is included pursuant to Item 8:


              Report of Independent Certified Public Accountants on Schedule II..............

              Report of Independent Certified Public Accountants on Schedule II .............

              Schedule II: Valuation and Qualifying Accounts.................................

2. Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (referred to as "1996 10-K"); (xi) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as "1998 10-K/A"),
(xii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (referred to as "March 1999 10-Q"), (xiii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (referred to as "June 1999 10-Q"), (xiv) the Company's Form S-8 Registration Statement
(File No. 333-18239), (referred to as "Warrant Plan S-8"), (xiii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as
"Option Plan S-8"), (xv) the Company's Current Report on Form 8-K dated
August 31, 1999 (referred to as "1999 8-K") and (xvi) the Company's
Registration Statement on Form S-3 amended January 31, 1999 ("1999 S-3").


          EXHIBIT NO.      DESCRIPTION OF EXHIBIT
          --------------------------------------------------------------------
            *3.1           Certificate of Incorporation, including Certificate
                           of Stock Designation dated September 25, 1990, and
                           amendments dated December 26, 1990, August 19, 1991
                           and October 17, 1991 (S-18 No. 3, Exhibit 3-1)

            *3.2           Amended Bylaws of the Registrant as
                           presently in use (S-18 No. 1, Exhibit 3.2)

            *3.3           Certificate of Amendment to Certificate of
                           Incorporation filed on February 10, 1993
                           (1992 10-Q)

            *3.6           Certificate of Amendment to Certificate of
                           Incorporation filed on February 13, 1995
                           (1994 10-K)

            *3.7           Certificate of Amendment to Certificate of
                           Incorporation filed on September 8, 1995
                           (1995 10-K)

            *3.9           Certificate of Amendment of Certificate of
                           Incorporation filed on January 13, 1999 (1998 10-K/A)

           *3.10           Certificate of Amendment to Certificate of
                           Incorporation filed on June 28, 1999 (June 1999 10-Q)

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

           *10.3.2         Amendment No. 2 to 1991 Stock Option Plan (S-1)

           *10.3.3         Amendment No. 3 to 1991 Stock Option Plan
                           (S-1)

           *10.3.4         Amendment No. 4 to 1991 Stock Option Plan
                           (Option Plan S-8, Exhibit 4.5)

           *10.3.5         Amendment No. 5 to 1991 Stock Option Plan

           *10.4           Revolving Credit and Security Agreement
                           dated June 7, 1995 by and between
                           Video conferencing Systems, Inc. ("VSI") and Fidelity Funding of California, Inc.
                           (1995 10-K)

           *10.5           1995 Performance Warrant Plan (Warrant
                           Plan S-8, Exhibit 4.1)

           *10.6 Employment Agreement dated August 4, 1997, by and between the Registrant and Judi
                           North (1997 10-Q)

           *10.7 Consulting Agreement dated May 1, 1999 by and between the Registrant, Taconic Partners, L.L.C., and Richard Harrison (June 1999 10-Q)

           *10.15          1994 Employee Stock Purchase Plan (1994 10-K)


           *10.16          Promissory Note, dated November 18, 1999, issued to
                           Thomson  Kernaghan & Co., Ltd. in the
                           principal amount of $900,000 (1998 10-K/A)

           *10.17          Assignment of Security Interest in
                           Patents, dated November 18, 1999, by and between the Registrant and Thomson
                           Kernaghan & Co., Ltd. (1998 10-K/A)

           *10.18          Receivable Sale Agreement, dated October
                           8, 1998, by and between VSI Network
                           Solutions, Inc. and RFC Capital
                           Corporation (1998 10-K/A)

           *10.19 Promissory Note Restructuring Agreement, dated as of August 31, 1999, by and between VSI Enterprises, Inc. and Thomson
                           Kernaghan & Co., Ltd. (1999 8-K)

           *10.20          7% Secured convertible Debenture, dated
                           August 31, 1999, issued to Thomson
                           Kernaghan & Co., Ltd. in principal amount of $1,089,750 (1999 8-K)

           *10.21 Stock Pledge Agreement, dated as of August 31, 1999, by and among VSI Enterprises, Inc., Thomson
                           Kernaghan & Co., Ltd., the secured parties named therein, and Jackson Walker L.L.P., as Depositary
                           Agent (1999 8-K)

           *10.22          License Agreement between ACIS, Inc. and the
                           Registrant dated September 9, 1999 (1999 S-3)

           *10.23          Strategic Investment Agreement between the ACIS, Inc.
                           and the Registrant dated September 9, 1999 (1999 S-3)

            10.24          Stock Purchase Agreement dated as of September 28,
                           1999, by and among the Registrant, Paul D'Haeyer and Walter De Rop and Videoconferencing Systems, n.v.

            10.25 Securityholders Agreement dated September 30, 1999, by and among the Registrant, Paul D'Haeyer, and Walter De Rop

            10.26 Warrant Agreement dated September 30, 1999 issued to Registrant by Videoconferencing Systems, n.v.

            10.27          Form of Subscription Agreement used in connection
                           with Registrant's private placement that closed March
                           2000

           *21.1           Subsidiaries of the Registrant (1996 10-K)

            23.1           Consent of Grant Thornton LLP

            23.2           Consent of Arthur Andersen LLP

            27.1           Financial Data Schedule (SEC use only)

            27.2           Financial Data Schedule -- 1998 (SEC use only)

            27.3           Financial Data Schedule -- 1997 (SEC use only)

     (b)  Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VSI ENTERPRISES,  INC.


                                            By: /s/ Richard E. Harrison
                                                ------------------------
Date:  March 29, 2000                           Richard E. Harrison, CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.

         Signature                       Title                   Date
         ---------                       -----                   ----


/s/ Larry M. Carr               Chairman of the Board       March 29, 2000
--------------------------
    Larry M. Carr


/s/ Richard E. Harrison         Chief Executive Officer     March 29, 2000
--------------------------
    Richard E. Harrison


/s/ Karen T. Franklin           Chief Financial Officer     March 29, 2000
--------------------------      (Principal Financial and
    Karen T. Franklin            Accounting Officer)


/s/ Julia B. North              Director                    March 29, 2000
--------------------------
    Julia B. North


/s/ Harlan D. Platt, Ph.D.      Director                    March 29, 2000
--------------------------
    Harlan D. Platt, Ph.D.


/s/ Edward S. Redstone          Director                    March 29, 2000
--------------------------
    Edward S. Redstone