Form 10-Q
period 2000-03-31
VSI ENTERPRISES INC
filed 2000-05-11
CIK 846775

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

               YES    [X]                          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
         CLASS OF SECURITIES                                  MAY 8, 2000

    COMMON STOCK, $.001 PAR VALUE                             14,968,040


===============================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                     Index



                FINANCIAL INFORMATION                                                              Page No.
                                                                                                   --------


PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                March 31, 2000 and December 31, 1999............................................        3

                Condensed Consolidated Statements of Operations
                Three Months Ended March 31, 2000 and 1999......................................        4

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999......................................        5

                Notes to Condensed Consolidated Financial Statements............................        6

                Item 2.  Management's Discussion and Analysis of Financial                              8
                Condition and Results of Operations:

                Financial Condition.............................................................        8
                Results of Operations...........................................................        8
                Liquidity and Sources of Capital................................................        9

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       10

PART II.        Item 2.  Changes in Securities and Use of Proceeds..............................       11

                Item 5.  Other Information .....................................................       11

                Item 6.  Exhibits and Reports on Form 8-K.......................................       11

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                 MARCH 31,
                                                                                   2000           DECEMBER 31,
                                                                                (UNAUDITED)          1999
                                                                                ------------      ------------
       ASSETS
       CURRENT ASSETS
          Cash and cash equivalents                                             $  2,704,119      $    798,826
          Accounts Receivable, net                                                 1,266,680           986,754
          Inventories, net                                                           622,200           760,082
          Demo inventory                                                              13,256            16,258
          Prepaid expenses and other assets                                            5,008                --
          Net current assets of discontinued operations                              492,998           476,153
                                                                                ------------      ------------
                TOTAL CURRENT ASSETS                                               5,104,261         3,038,073

     PROPERTY AND EQUIPMENT, NET
          Continuing Operations                                                      152,501           166,572
          Discontinued Operations                                                    559,763           577,676

     OTHER ASSETS
          Software development costs, net                                            313,145           205,295
          Investments                                                              2,302,000                --
          Other long term assets                                                      14,614            14,614
          Other assets of discontinued operations                                    858,897           908,303
                                                                                ------------      ------------
                                                                                $  9,305,181      $  4,910,533
                                                                                ============      ============
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES
          Current portion of notes payable and short term borrowings            $         --      $    105,907
          Convertible debentures                                                          --           939,750
          Accounts Payable                                                           695,985           941,301
          Accrued Expenses                                                           754,058         1,001,837
          Deferred Revenues                                                          872,417         1,000,512
                                                                                ------------      ------------
                TOTAL CURRENT LIABILITIES                                          2,322,460         3,989,307

     COMMITMENTS AND CONTINGENCIES

     REDEEMABLE MINORITY INTEREST                                                    703,047         2,118,293

     STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, authorized 40,000,000 shares of
               $.001 par value; issued and outstanding, 14,899,280 at
               March 31, 2000 and 12,300,144 at December 31, 1999                     14,899            12,300
          Additional paid in capital                                              56,445,844        48,508,074
          Accumulated deficit                                                    (50,181,069)      (49,717,441)
                                                                                ------------      ------------
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               6,279,674        (1,197,067)
                                                                                ------------      ------------
                                                                                $  9,305,181      $  4,910,533
                                                                                ============      ============

         The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2000             1999
                                                                 (UNAUDITED)       (UNAUDITED)
                                                                 ------------      ------------

REVENUES                                                         $  1,653,788      $  1,705,454

COSTS AND EXPENSES
    Cost of sales                                                     913,412           869,249
    Selling, general and administrative                               828,354         1,287,839
    Research and development                                          137,354           132,861
                                                                 ------------      ------------
                                                                    1,879,120         2,289,949
                                                                 ------------      ------------

 LOSS FROM OPERATIONS                                                (225,332)         (584,495)

Other expenses, primarily financing charges                          (205,740)         (201,511)
                                                                 ------------      ------------

 LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                    (431,072)         (786,006)


Income taxes                                                               --                --
                                                                 ------------      ------------
 LOSS FROM CONTINUING OPERATIONS                                     (431,072)         (786,006)

Loss from discontinued operations, net of taxes (nil)                 (32,556)         (449,523)
                                                                 ------------      ------------
 NET LOSS                                                        $   (463,628)     $ (1,235,529)
                                                                 ============      ============


Net loss per common share
    Loss from continuing operations                              $      (0.03)     $      (0.06)
    Loss from discontinued operations                                   (0.01)            (0.04)
                                                                 ------------      ------------

                                                                 $      (0.04)     $      (0.10)
                                                                 ============      ============

Weighted average shares outstanding                                13,111,276        12,300,144
                                                                 ============      ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        2000              1999
                                                                                     (UNAUDITED)       (UNAUDITED)
                                                                                     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $   (463,628)     $ (1,235,529)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                    221,880           157,765
         Allowance to reduce inventory to lower of cost or market                          12,000            20,000
         Allowance for doubtful accounts                                                   18,750            53,000
         Changes in operating assets and liabilities:
             Accounts receivable                                                         (298,676)        1,156,205
             Inventories                                                                  125,882            32,986
             Prepaid expenses and other assets                                           (101,359)            8,050
             Accounts payable                                                            (245,316)         (750,469)
             Accrued expenses                                                            (243,347)           22,347
             Deferred revenues                                                           (128,095)          (70,213)
             Effect of operating activities of discontinued operations                    (28,623)          227,357
                                                                                     ------------      ------------
             Net cash provided (used) by operating activities                          (1,130,532)         (378,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                            (8,803)          (17,377)
     Purchases of property and equipment, discontinued operations                         (27,087)          (38,491)
     Change in other assets, continuing operations                                       (166,207)          (12,293)
     Change in other assets, discontinued operations                                       25,514             8,420
                                                                                     ------------      ------------
             Net cash provided (used) by investing activities                            (176,583)          (59,741)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                                                (894,696)         (146,732)
     Proceeds from exercise of stock options                                               13,368                --
     Proceeds from private placement, net of issuance costs                             4,054,876                --
                                                                                     ------------      ------------
             Net cash provided (used) by financing activities                           3,173,548          (146,732)
                                                                                     ------------      ------------


     Effect of exchange rate changes on cash                                                   --           (65,252)

Increase (decrease) in cash and cash and cash equivalents                               1,866,433          (650,226)

Cash provided (used) by discontinued operations                                            38,860           (68,893)

Cash and cash equivalents at beginning of the period                                      798,826         1,099,718
                                                                                     ------------      ------------
Cash and cash equivalents at end of the period                                       $  2,704,119      $    380,599
                                                                                     ============      ============


The accompanying notes are an integral part of these statements

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom, entered into a definitive agreement to sell substantially all of the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement is subject to, among other things, approval by the stockholders of VSI Enterprises at the Annual Meeting to be held on May 18, 2000. As a result of the decision to discontinue the Company's network reselling business, operating results for Eastern Telecom have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income
(loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three month periods ended March 31, 2000 and 1999 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable in accordance with SFAS No. 121, " Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of", which requires that the impairment loss be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Management believes long-lived assets in the accompanying condensed consolidated balance sheets are appropriately valued in accordance with SFAS No. 121.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the quarter ended March 31, 2000, total assets increased approximately 89% to $9,305,181 from $4,910,533, primarily as a result of a $1,905,293 increase in cash and cash equivalents and a $2,302,000 increase in long term investments. In March 2000, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately $826,668 of the proceeds were used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan). The increase in long term investments results from an equity transaction whereby we issued to ACIS, Inc., a Texas based, privately-held software technology company 500,000 shares of our common stock in exchange for 250,000 shares of the common stock of ACIS. The transaction was valued at the closing price of our common stock on the date of the transaction, February 29, 2000. In addition, we received 50,000 additional shares in ACIS for the development of an advanced operating kernel to support our new product architecture for PC-based device control, which was valued based on the estimated fair value of the services provided.

Current liabilities decreased by $1,666,847 or 42% principally due to:

-        the repayment of the Kernaghan debt and other borrowings; and

- a $493,095 decrease in accounts payable and accrued expenses resulting from on-going efforts to pay down amounts owed to vendors; and

-        a $128,095 decrease in deferred revenue.

Additionally, we exchanged 524,126 of our common shares for 240,265 (24%) of the Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to VSI at $6.50 per share. The remaining minority interest shares will be repurchased pursuant to the terms of a shareholders agreement upon the sale of Eastern Telecom.

RESULTS OF OPERATIONS

Results for the three months ended March 31, 1999 have been restated to reflect the discontinuance of operations of Eastern Telecom.

REVENUES

Revenues were $1,653,788 and $1,705,454 for the three months ended March 31, 2000 and 1999, respectively. The 3% decrease from 1999 to 2000 was primarily due to our continuing efforts to only pursue profitable sales and to become smaller and more efficient, as we reduced our losses and began to pursue strategies more consistent with our mission.

GROSS MARGIN

Gross margin as a percentage of revenues was approximately 45% and 49% for the three months ended March 31, 2000 and 1999, respectively. The decrease results from variations in the product mix between comparable periods.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $828,354 and $1,287,839 for the three months ended March 31, 2000 and 1999, respectively. The 36% decrease from the first quarter of 1999 to the first quarter of 2000 results from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $137,354 and $132,861 for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, we capitalized $115,560 in software development costs related to new products under development.

OTHER EXPENSES

Other expenses, primarily finance charges, were $205,740 and $201,511 for three months ended March 31, 2000 and 1999, respectively. The increase is primarily related to an increase in the amortization of warrant values, offset by a decrease in interest expense, debt discount costs, and foreign currency exchange losses.

DISCONTINUED OPERATIONS

We discontinued operations of our system integration subsidiary, VSI Network Services, Inc. on December 31, 1998. Also, On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary, and, as a result have accounted for Eastern Telecom as discontinued operations. Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations. Operating loss from discontinued operations was ($32,566) for the three months ended March 31, 2000 and $(449,523) for the three months ended March 31, 1999.

NET LOSS

Net loss for the three months ended March 31, 2000 was $463,628; a decrease of 62% from the net loss of $1,235,529 for the three months ended March 31, 1999. The decrease in net loss for the periods was due primarily to decreases in overhead expenses and losses from discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of March 31, 2000, we had cash and cash equivalents of $2,704,119. Our liquidity sources include existing cash and credit facilities. VSI is also entitled to retain approximately $1.3 million of the initial cash proceeds ($2.1 million less the cash required to repurchase the remaining minority shares) and $950,000 of the stock proceeds which will be paid by PentaStar Communications, Inc. upon the closing of the pending sale of Eastern Telecom; there can be no assurances, however, that such closing will occur.

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

We believe that existing cash and the funds to be received from the sale of Eastern Telecom will be sufficient to meet our cash flow requirements for at least the end of 2000. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

We expect to spend approximately $440,000 for capital expenditures in the remainder of fiscal 2000.

CREDIT FACILITIES

VSI

Since June 1995, Videoconferencing Systems, Inc., a wholly-owned subsidiary, has had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provides up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility are based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility is secured by the accounts receivable, inventory and certain fixed assets of Videoconferencing Systems. At March 31, 2000, we were due $41,000 from reserves Fidelity Funding was holding for its account. There are no balances owed under this credit facility as of March 31, 2000. On April 4, 2000, we were notified that Fidelity Funding of the termination of this credit facility effective June 7, 2000.

ETI

On October 8, 1998, Eastern Telecom entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. This amount may be increased, subject to the payment of additional commitment fees by Eastern Telecom, to $5,000,000. If any account receivable is not paid within 90 days, Eastern Telecom is required to buy back the account receivable for the full purchase price. The credit facility is secured by eligible accounts receivable. As of March 31, 2000, $783,719 was owed to RFC Capital, Inc.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and launch of the Company's new PC-based device control product, code named "Voyager" and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not significantly impacted by changes in the interest rates and the Company has no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense incurred under the Company's credit facilities. Changes in foreign currency exchange rates have no effect on financial statements subsequent to September 1999, based on the sale of the Company's European Subsidiary.

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

Nasdaq also notified the Company that its securities were immediately eligible for trading on the OTC Bulletin Board commencing September 23, 1999. The Company's stock symbol, "VSIN", remained unchanged.

The Company has filed a request for the Nasdaq Listing and Hearing Review Council to review the Nasdaq Listing Qualifications Panel's decision to move the Company from NASDAQ SmallCap to the OTC Bulletin Board. The Company had been notified that a likely decision will be issued in April 2000; however, as of May 11, 2000 the Company has not been notified of such decision.

Management and Board changes
Effective May 31, 2000, Richard W. Egan, currently President of Videoconferencing Systems, Inc., has been named Chief Executive Officer of VSI Enterprises, Inc., to replace Richard Harrison. Mr. Egan, age 34, is an engineering graduate of Georgia Institute of Technology. Mr. Egan joined the Company in June 1995 and, since June 11, 1999 had served as President of the Videoconferencing Systems subsidiary. From February 1, 1998 through June 11, 1999 he served as Executive Vice President - Global Sales. From July 1996 until February 1998 he served as National Account Manager, and from June 1995 until July 1996 as Regional Sales Director.

On May 5, 2000, Harlan D. Platt, Professor of Finance at Northeastern University, resigned his position on VSI's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibits are filed with this report:
         27.1     Financial Data Schedule (for SEC use only)
         27.2     Restated Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             VSI ENTERPRISES, INC.




Date:     May 11, 2000                       /s/ Richard E. Harrison
                                             -----------------------------------
                                             Chief Executive Officer






                                             /s/ Karen T. Franklin
                                             -----------------------------------
                                             Chief Financial Officer