Form 10-Q
period 2000-06-30
VSI ENTERPRISES INC
filed 2000-08-11
CIK 846775

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                                            OUTSTANDING AT
     CLASS OF SECURITIES                                    AUGUST 8, 2000
     -------------------

COMMON STOCK, $.001 PAR VALUE                                 15,043,301


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index



                FINANCIAL INFORMATION                                                     Page No.
                                                                                          --------


PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                June 30, 2000 and December 31, 1999....................................      3

                Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended June 30, 2000 and 1999...............      4

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2000 and 1999................................      5

                Notes to Condensed Consolidated Financial Statements...................      6

                Item 2.  Management's Discussion and Analysis of Financial                   8
                Condition and Results of Operations:

                Financial Condition....................................................      8
                Results of Operations..................................................      8
                Liquidity and Sources of Capital.......................................     10

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk....     11

PART II.        Item 2.  Changes in Securities and Use of Proceeds.....................     12

                Item 4.  Submission of Matters to a Vote of  Security Holders..........     12

                Item 5.  Other Information ............................................     12

                Item 6.  Exhibits and Reports on Form 8-K..............................     13

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,
                                                                               2000          DECEMBER 31,
                                                                           (UNAUDITED)           1999
                                                                           ------------      ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                             $  2,377,653      $    798,826
     Accounts receivable, net                                                 1,990,062           986,754
     Inventories, net                                                           646,773           776,340
     Prepaid expenses and other assets                                            4,977                --
     Net current assets of discontinued operations                                   --           476,153
                                                                           ------------      ------------
           TOTAL CURRENT ASSETS                                               5,019,465         3,038,073

PROPERTY AND EQUIPMENT, NET
     Continuing operations                                                      238,336           166,572
     Discontinued operations                                                         --           577,676

OTHER ASSETS
     Software development costs, net                                            434,762           205,295
     Investments                                                              3,626,545                --
     Other long term assets                                                      14,614            14,614
     Other assets of discontinued operations                                         --           908,303
                                                                           ------------      ------------
                                                                           $  9,333,722      $  4,910,533
                                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
     Current portion of notes payable and short term borrowings            $         --      $    105,907
     Convertible debentures                                                          --           939,750
     Accounts payable                                                           608,977           941,301
     Accrued expenses                                                           568,528         1,001,837
     Deferred revenues                                                        1,152,239         1,000,512
     Current liabilities of discontinued operations                              84,350                --
                                                                           ------------      ------------
           TOTAL CURRENT LIABILITIES                                          2,414,094         3,989,307

COMMITMENTS AND CONTINGENCIES

REDEEMABLE MINORITY INTEREST                                                         --         2,118,293

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding, 15,000,791 at
          June 30, 2000 and 12,300,144 at December 31, 1999                      15,001            12,300
     Additional paid in capital                                              56,524,286        48,508,074
     Accumulated deficit                                                    (49,802,204)      (49,717,441)
     Unrealized gain on marketable securities                                   182,545                --
                                                                           ------------      ------------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               6,919,628        (1,197,067)
                                                                           ------------      ------------
                                                                           $  9,333,722      $  4,910,533
                                                                           ============      ============


The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999             2000               1999
                                                                  (UNAUDITED)       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
                                                                 ------------      ------------      ------------      ------------

REVENUES                                                         $  1,022,395      $  1,397,438      $  2,676,183      $  3,102,892


    Cost of sales                                                     500,473           669,082         1,413,885         1,538,331
    Selling, general and administrative                               844,683         1,239,159         1,673,037         2,526,998
    Research and development                                          122,523           175,237           259,877           308,098
                                                                 ------------      ------------      ------------      ------------
                                                                    1,467,679         2,083,478         3,346,799         4,373,427
                                                                 ------------      ------------      ------------      ------------

        LOSS FROM OPERATIONS                                         (445,284)         (686,040)         (670,616)       (1,270,535)

Other expenses, primarily financing charges                          (109,680)          (69,568)         (315,420)         (271,079)
                                                                 ------------      ------------      ------------      ------------
        LOSS FROM CONTINUING
         OPERATIONS BEFORE INCOME TAXES                              (554,964)         (755,608)         (986,036)       (1,541,614)


Income tax benefit                                                    373,000                --           373,000                --
                                                                 ------------      ------------      ------------      ------------
        LOSS FROM CONTINUING OPERATIONS                              (181,964)         (755,608)         (613,036)       (1,541,614)

Income (loss) from discontinued operations, net of taxes                   --            79,899           (32,556)         (369,624)
Gain on disposal of subsidiary, net of taxes                          560,829                --           560,829                --
                                                                 ------------      ------------      ------------      ------------
        NET INCOME (LOSS)                                        $    378,865      $   (675,709)     $    (84,763)     $ (1,911,238)
                                                                 ============      ============      ============      ============


Net Income (loss) per common share (basic)
    Continuing operations                                        $      (0.01)     $      (0.06)     $      (0.04)     $      (0.13)
    Discontinued operations                                              0.04              0.01              0.03             (0.03)
                                                                 ------------      ------------      ------------      ------------
                                                                 $       0.03      $      (0.05)     $      (0.01)     $      (0.16)
                                                                 ============      ============      ============      ============

Net Income (loss) per common share (diluted)
   Continuing operations                                         $      (0.01)     $      (0.06)     $      (0.04)     $      (0.13)
   Discontinued operations                                               0.03              0.01              0.03             (0.03)
                                                                 ------------      ------------      ------------      ------------
                                                                 $       0.02      $      (0.05)     $      (0.01)     $      (0.16)
                                                                 ============      ============      ============      ============

Weighted shares outstanding
    Basic                                                          14,964,249        12,300,144        14,037,763        12,300,144
    Diluted                                                        16,796,251        12,300,144        14,037,763        12,300,144


The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                            (UNAUDITED)       (UNAUDITED)
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $    (84,763)     $ (1,911,238)
     Adjustments to reconcile net loss to net cash
         (used) provided by operating activities:
         Gain on sale of subsidiary                                            (933,829)               --
         Depreciation and amortization                                          350,193           262,812
         Changes in operating assets and liabilities:
             Accounts receivable, net                                          (503,308)        1,900,533
             Inventories, net                                                   117,560           244,972
             Prepaid expenses and other assets                                 (101,329)           83,118
             Accounts payable                                                  (332,324)         (951,488)
             Accrued expenses                                                  (428,877)          176,423
             Deferred revenues                                                  151,727          (504,024)
             Effect of operating activities of discontinued operations         (110,320)          114,459
                                                                           ------------      ------------
             Net cash provided (used) by operating activities                (1,875,270)         (584,433)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                (117,867)          (17,470)
     Purchases of property and equipment, discontinued operations               (27,087)          (41,114)
     Change in other assets, continuing operations                             (295,529)          (18,504)
     Change in other assets, discontinued operations                             25,514             8,420
     Proceeds from sale of subsidiary                                         1,287,835                --
                                                                           ------------      ------------
             Net cash provided (used) by investing activities                   872,866           (68,668)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                                      (894,695)           (6,649)
     Proceeds from exercise of stock options                                     91,912                --
     Proceeds from private placement, net of issuance costs                   4,054,876                --
     Repurchase of minority interest                                           (709,722)               --
                                                                           ------------      ------------
             Net cash provided (used) by financing activities                 2,542,371            (6,649)
                                                                           ------------      ------------

     Effect of exchange rate changes on cash                                         --          (118,501)

Increase (decrease) in cash and cash equivalents                              1,539,967          (778,251)
Cash provided (used) by discontinued operations                                  38,860           (29,185)
Cash and cash equivalents at beginning of the period                            798,826         1,099,718
                                                                           ------------      ------------
Cash and cash equivalents at end of the period                             $  2,377,653      $    292,282
                                                                           ============      ============


The accompanying notes are an integral part of these statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom, entered into a definitive agreement to sell substantially all of the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, stockholder approval, which occurred at the Annual Meeting held on May 18, 2000. We received initial consideration of approximately $1.8 million in cash, $500,000 of which will remain in escrow until specified accounts receivable have been collected. In addition, we received 57,122 shares of PentaStar Communications, Inc. stock, with a current value of approximately $1,320,000. As a result of the decision to discontinue the Company's network reselling business, operating results for Eastern Telecom have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

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

NOTE 8 - COMPREHENSIVE INCOME

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. The unrealized gain on marketable securities represents the only component of comprehensive income. Comprehensive income for the three and six month period ended June 30, 2000 was $182,545.

NOTE 9 - INVESTMENTS

Investments consist primarily of equity securities, which are accounted for as available for sale and are stated at fair value. Unrealized gains and losses on these investments are included in the shareholders' equity section of the balance sheet.

NOTE 10 - CONVERTIBLE DEBENTURES

During the first quarter ended March 31, 2000, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately, $826,668 of the proceeds were used to repay the balance of the 7% Secured Convertible Debentures held by Thompson Kernaghan & Co. LTD.

NOTE 11 - MINORITY INTEREST

With the sale of Eastern Telecom to PentaStar Communications, Inc., we exchanged 524,126 of our common shares for 240,265 (24%) of Eastern Telecom shares held by its minority shareholders. In so doing, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to VSI at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholders agreement at the time of the sale of Eastern Telecom, which amounted to $709,722.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the six months ended June 30, 2000, total assets increased approximately 90% to $9,333,722 from $4,910,533, primarily as a result of a $1,578,827 increase in cash and cash equivalents and a $3,626,515 increase in long-term investments offset by a reduction in assets of $1,384,456 due to the sale of our network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom to PentaStar Communications. In March 2000, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately $826,668 of the proceeds were used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan"). The increase in long term investments results from an equity transaction whereby we issued to ACIS, Inc., a Texas based, privately-held software technology company 500,000 shares of our common stock in exchange for 250,000 shares of the common stock of ACIS. The transaction was valued at the closing price of our common stock on the date of the transaction, February 29, 2000. In addition, we received 50,000 additional shares in ACIS for the development of an advanced operating kernel to support our new product architecture for PC-based device control, which was valued based on the estimated fair value of the services provided. On May 18, 2000 we received $1,887,000 in cash from the sale of Eastern Telecom, of which $500,000 was placed in escrow pending the collection of specified accounts receivable. We also received 57,122 shares of PentaStar Communications stock with present market value as of June 30, 2000 of $1,324,985.

Current liabilities decreased by $1,575,213 or 39% principally due to the repayment of the Kernaghan debt, other borrowings and a $765,661 decrease in accounts payable and accrued expenses resulting from on-going efforts to pay down amounts owed to vendors.

Additionally, we exchanged 524,126 of our common shares for 240,265 (24%) of the Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to VSI at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholders agreement at the time of the sale of Eastern Telecom which amounted to $709,722.

RESULTS OF OPERATIONS

Results for the three months and six months ended June 30, 1999 have been restated to reflect the discontinuance and sale of the operations of Eastern Telecom.

REVENUES

Revenues were $1,022,395 and $1,397,438 for the three months ended June 30, 2000 and 1999, respectively. The 27% decrease from 1999 to 2000 was primarily due to our continuing efforts to only pursue profitable sales and to become smaller and more efficient, as we reduced our losses and began to pursue strategies more consistent with our mission.

For the six months ended June 30, 2000, revenues were $2,676,183, reflecting a decrease of 14% from revenues of $3,102,892 from the same period in 1999. Sales decreased as we refocused our efforts on new business opportunities related to our new "Voyager" product.

GROSS MARGIN

Gross margin as a percentage of revenues was approximately 51% and 52% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, respectively, the gross margins as a percentage of revenues were 47% and 50%. The decrease in the gross margin percentages for both the three months and six months periods resulted from variations in the product mix.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $844,683 and $1,239,159 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the selling, general and administrative expenses were $1,673,037 and $2,526,998, respectively. The decreases in the both three months and six months periods ended June 30, 2000 compared to the similar periods in 1999 resulted from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.


RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $122,523 and $175,237 for the three months ended June 30, 2000 and 1999, respectively. The expensed costs for the six months ended June 30, 2000 and 1999 were $259,877 and $308,098, respectively. During the three months and six months ended June 30, 2000, we capitalized $129,325 and $244,881, respectively, in software development costs related to new products under development.

OTHER EXPENSES

Other expenses, primarily finance charges, were $109,680 and $69,568 for three months ended June 30, 2000 and 1999, respectively. Other expenses were $315,420 and $271,079 for the six months ended June 30, 2000 and 1999, respectively. The increase in both the three and six month periods is primarily related to an increase in the amortization of warrant values, offset by a decrease in interest expense, debt discount costs, and foreign currency exchange losses.

DISCONTINUED OPERATIONS

We discontinued operations of our system integration subsidiary, VSI Network Services, Inc. on December 31, 1998. Also, on February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary to PentaStar Communications, Inc., and, as a result have accounted for Eastern Telecom as discontinued operations. The sale of Eastern Telecom was approved at our annual meeting of shareholders, which was held on May 18, 2000. We received initial consideration of approximately $1.8 million in cash, $500,000 of which will remain in escrow until specified accounts receivable have been collected. In addition, we received 57,122 shares of PentaStar Communications stock, with a current value of approximately $1,320,000. Immediately prior to the closing, we repurchased the remaining redeemable minority interest in Eastern Telecom for $709,722. Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations. Operating income (loss) from discontinued operations was $0 and ($32,556) for the three months and six months ended June 30, 2000 compared to a profit of $79,899 for the three months ended June 30, 1999 and a loss of ($369,624) for the six months ended June 30, 1999.

GAIN ON DISPOSAL OF SUBSIDIARY

We realized a gain of $560,829 for the three month and six month periods ended June 30, 2000, net of taxes of $373,000, from the sale of Eastern Telecom.

NET INCOME (LOSS)

Net income for the three months ended June 30, 2000 was $378,865; an increase of 157% in income from the net loss of $675,709 for the three months ended June 30, 1999. The increase in income was the result of the sale of Eastern Telecom for a net gain of $933,829, before taxes. If the sale had not occurred we would have lost $554,964 for the three months ended June 30, 2000 a decrease of 18% from the comparable prior year loss, which was due primarily to decreases in overhead expenses. The net loss for the six months ended June 30, 2000 was $84,763; a decrease of $1,826,475 from the net loss of $1,911,238 for the six months ended June 30, 1999. If the Eastern Telecom sale had not occurred the net loss for the six months period ended June 30, 2000, would have been $1,018,592, a decrease of $892,646 or 47% from the comparable prior year loss. The decrease in net loss from the prior period was due primarily to decreases in overhead expenses and decreased losses from discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of June 30, 2000, we had cash and cash equivalents of $2,377,653. As part of the sale of Eastern Telecom to PentaStar Communications, Inc. we were required to escrow $500,000 until specified accounts receivable have been collected. As of June 30, 2000 approximately $250,000 of the $500,000 in proceeds has been collected but not yet released from the escrow account.

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

We believe that existing cash will be sufficient to meet our cash flow requirements for at least until the end of 2000. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

We expect to spend approximately $295,000 for capital expenditures in the remainder of fiscal 2000.

CREDIT FACILITIES

VSI

From June 1995 to June 7, 2000, Videoconferencing Systems, Inc., a wholly owned subsidiary, had a revolving credit and security agreement with Fidelity Funding of California Inc. This credit facility provided up to $4,000,000 at an interest rate of prime plus 2% per annum. Funds available under the credit facility were based on 80% of eligible VSI accounts receivable invoices, with certain restrictions. The credit facility was secured by the accounts receivable, inventory and certain fixed assets of Videoconferencing Systems. At June 30, 2000, we were due $200 from reserves Fidelity Funding was holding for its account. There were no balances owed under this credit facility as of June 30, 2000. On April 4, 2000, we were notified by Fidelity Funding of the termination of this credit facility effective June 7, 2000.

ETI

On October 8, 1998, Eastern Telecom entered into a financing agreement with RFC Capital, Inc., whereby RFC Capital, Inc. purchases eligible accounts receivable for 90% of the accounts receivable amount, up to $1,500,000, at an interest rate of prime plus 2.75% per annum. The credit facility was secured by eligible accounts receivable. As part of the sale of Eastern Telecom on May 18, 2000, the remaining amounts owing to RFC Capital, Inc. have been paid and the financing agreement was terminated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2000, we held our 2000 Annual Meeting of Shareholders and the following persons were elected to serve on our Board of Directors for a term of one year and until their successors are elected and have qualified: Larry M. Carr, Julia B. North, and Edward S. Redstone. Mr. Harlan D. Platt, who was originally nominated as a Director and appeared in the proxy, resigned his position as of May 5, 2000 and did not stand for election to the Board of Directors. The number of votes cast for and against election of each nominee director was as follows:


Director                              For                   Against
--------                              ---                   -------


Larry M. Carr                      13,586,064                37,215
Julia B. North                     13,586,064                37,215
Edward S. Redstone                 13,586,064                37,215


In addition, our shareholders approved the sale of substantially all the assets of our subsidiary, VSI Network Solutions, Inc., doing business as Eastern Telecom, to PentaStar Communications, Inc. The vote was 8,559,629 shares in favor (representing approximately 57.4% of the shares outstanding), 13,544 shares against and 7,897 shares abstaining.

Also, our shareholders ratified the selection of Grant, Thornton, LLP as independent auditors for the year 2000. The vote was 13,604,679 shares in favor, 4,023 shares against and 14,577 shares abstaining.

ITEM 5. OTHER INFORMATION

Nasdaq Listing

On September 22, 1999 we were notified by the Nasdaq Stock Market, Inc. that the our common stock had been delisted from trading on the Nasdaq SmallCap Market, effective as of the close of business on September 22, 1999. The delisting occurred as a result of the lack of a minimum bid price per share of $1.00 and net tangible assets of not less than $2.0 million.

Management and Board changes

Effective July 31, 2000, Robert W. Morris has been named Chief Financial Officer of VSI Enterprises, Inc. replacing Karen Franklin. Since January 1997, Mr. Morris has been a financial consultant, serving the high technology industry. From June 1989 until January 1997, he was Chief Financial Officer, Secretary and Treasurer, and Division President of Zemex Corporation, a Toronto based, industrial minerals company. Mr. Morris is a graduate of the University of Cincinnati and received his master's degree from Xavier University.

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

On May 18, 2000, Mr. Egan was elected to the Board of Directors replacing Mr. Harlan J. Platt who resigned his position on VSI's Board of Directors as of May 5, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are filed with this report:

                  27.1     Financial Data Schedule (for SEC use only)

                  27.2     Restated Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:

     The following report on Form 8-K was filed during the quarter ended June 30, 2000: Current Report dated May 18, 2000 (relating the sale of substantially all the assets of VSI Network Solutions, Inc., doing business as Eastern Telecom, to PentaStar Communications, Inc.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VSI ENTERPRISES, INC.




Date:     August 11, 2000                    /s/ Richard W. Egan
                                             -----------------------------------
                                             Chief Executive Officer






                                             /s/ Robert W. Morris
                                             -----------------------------------
                                             Chief Financial Officer and
                                             Principal Accounting Officer