Form 10-Q
period 2000-09-30
VSI ENTERPRISES INC
filed 2000-11-13
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AT
     CLASS OF SECURITIES                 NOVEMBER 1, 2000
     -------------------                 ----------------
COMMON STOCK, $.001 PAR VALUE               15,139,353


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index

                FINANCIAL INFORMATION                                                                  Page
                                                                                                       ----
                                                                                                       No.
                                                                                                       ---
PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                September 30, 2000 (unaudited) and December 31, 1999............................          3

                Condensed Consolidated Statements of Operations
                Three Months and Nine Months Ended September 30, 2000 and 1999 (unaudited)                4

                Condensed Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 2000 and 1999 (unaudited).......................          5

                Notes to Condensed Consolidated Financial Statements............................          6

                Item 2.  Management's Discussion and Analysis of Financial                                8
                Condition and Results of Operations:

                Financial Condition.............................................................          8
                Results of Operations...........................................................          8
                Liquidity and Capital Resources.................................................         10

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............         11

PART II.        Item 1.  Legal Proceedings......................................................         12

                Item 6.  Exhibits and Reports on Form 8-K.......................................         12

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                          SEPTEMBER 30,
                                                                             2000          DECEMBER 31,
                                                                          (UNAUDITED)          1999
                                                                          -------------    ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                            $  2,169,086     $    798,826
     Accounts receivable, net                                                1,360,879          986,754
     Inventories, net                                                          615,249          776,340
     Prepaid expenses and other assets                                             112               --
     Net current assets of discontinued operations                                  --          476,153
                                                                          ------------     ------------
          TOTAL CURRENT ASSETS                                               4,145,326        3,038,073

PROPERTY AND EQUIPMENT, NET
     Continuing operations                                                     266,843          166,572
     Discontinued operations                                                        --          577,676

OTHER ASSETS
     Software development costs, net                                           564,821          205,295
     Investments                                                             3,680,243               --
     Other long term assets                                                     14,614           14,614
     Other assets of discontinued operations                                        --          908,303
                                                                          ------------     ------------
                                                                          $  8,671,847     $  4,910,533
                                                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
     Current portion of capital lease payable and short term
     borrowings                                                           $     25,000     $    105,907
     Convertible debentures                                                         --          939,750
     Accounts payable                                                          439,448          941,301
     Accrued expenses                                                          542,853        1,001,837
     Deferred revenues                                                         893,356        1,000,512
     Current liabilities of discontinued operations                             84,350               --
                                                                          ------------     ------------
           TOTAL CURRENT LIABILITIES                                         1,985,007        3,989,307

CAPITAL LEASE PAYABLES LESS CURRENT PORTION                                     46,766               --

COMMITMENTS AND CONTINGENCIES                                                       --               --


REDEEMABLE MINORITY INTEREST                                                        --        2,118,293

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding, 15,116,353 at
          September 30, 2000 and 12,300,144 at December 31, 1999                15,116           12,300
     Additional paid in capital                                             56,587,135       48,508,074
     Accumulated deficit                                                   (50,198,420)     (49,717,441)
     Unrealized gain on investments                                            236,243               --
                                                                          ------------     ------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               6,640,074       (1,197,067)
                                                                          ------------     ------------
                                                                          $  8,671,847     $  4,910,533
                                                                          ============     ============


The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -----------------------------     -----------------------------
                                                                    2000             1999            2000             1999
                                                                 (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                                ------------     ------------     ------------     ------------
REVENUES                                                        $    907,963     $  2,050,673       $3,584,146     $  5,153,565


    Cost of sales                                                    452,017        1,073,484        1,865,902        2,611,815
    Selling, general and administrative                              765,875        1,004,705        2,438,912        3,531,703
    Research and development                                          87,939           99,591          347,816          407,689
                                                                ------------     ------------     ------------     ------------
                                                                   1,305,831        2,177,780        4,652,630        6,551,207
                                                                ------------     ------------     ------------     ------------

        LOSS FROM OPERATIONS                                        (397,868)        (127,107)      (1,068,484)      (1,397,642)

Other income (expenses)                                                1,652         (379,677)        (313,768)        (650,756)
                                                                ------------     ------------     ------------     ------------
        LOSS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES                            (396,216)        (506,784)      (1,382,252)      (2,048,398)


Income tax benefit                                                        --               --          373,000               --
                                                                ------------     ------------     ------------     ------------
        LOSS FROM CONTINUING OPERATIONS                             (396,216)        (506,784)      (1,009,252)      (2,048,398)

Income (loss) from discontinued operations, net of taxes                  --           74,694          (32,556)        (294,930)

Gain (loss) on disposal of subsidiary, net of taxes                       --         (167,537)         560,829         (167,537)
                                                                ------------     ------------     ------------     ------------
        NET LOSS                                                $   (396,216)    $   (599,627)    $   (480,979)    $ (2,510,865)
                                                                ============     ============     ============     ============


Net income (loss) per common share (basic and diluted)
    Continuing operations                                       $      (0.03)    $      (0.04)    $      (0.07)    $      (0.17)
    Discontinued operations                                             0.00            (0.01)            0.04            (0.04)
                                                                ------------     ------------     ------------     ------------
                                                                $      (0.03)    $      (0.05)    $      (0.03)    $      (0.21)
                                                                ============     ============     ============     ============

Weighted shares outstanding
    Basic and diluted                                             15,048,402       12,300,144       14,377,101       12,300,144


The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               -----------------------------
                                                                                   2000             1999
                                                                               (UNAUDITED)       (UNAUDITED)
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $   (480,979)    $ (2,510,865)
     Adjustments to reconcile net loss to net cash
         (used) provided by operating activities:
         (Gain) on sale of subsidiary                                              (933,829)              --
         Depreciation and amortization                                              372,039          431,226
         Changes in operating assets and liabilities:
             Accounts receivable, net                                               125,875        2,087,910
             Inventories, net                                                       162,861          595,707
             Prepaid expenses and other assets                                      (96,463)         127,793
             Accounts payable                                                      (501,853)      (1,279,697)
             Accrued expenses                                                      (454,552)        (231,379)
             Deferred revenues                                                     (107,156)        (571,849)
             Effect of operating activities of discontinued operations             (110,320)        (117,134)
                                                                               ------------     ------------
             Net cash used by operating activities                               (2,024,377)      (1,468,288)
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                    (174,288)         (11,764)
     Purchases of property and equipment, discontinued operations                   (27,087)         (52,015)
     Change in other assets, continuing operations                                 (433,298)          26,708
     Change in other assets, discontinued operations                                 25,514            6,585
     Proceeds from sale of subsidiary                                             1,287,835               --
                                                                               ------------     ------------
             Net cash provided (used) by investing activities                       678,676          (30,486)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                                          (822,929)      (2,396,642)
     Proceeds from convertible debentures                                                --          939,750
     Proceeds from exercise of stock options                                        154,876          295,510
     Proceeds from private placement, net of issuance costs                       4,054,876               --
     Repurchase of minority interest                                               (709,722)       1,955,096
                                                                               ------------     ------------
             Net cash provided by financing activities                            2,677,101          793,714
                                                                               ------------     ------------

     Effect of exchange rate changes on cash                                             --          340,847

Increase (decrease) in cash and cash and cash equivalents                         1,331,400         (364,213)
Cash provided by discontinued operations                                             38,860           49,023
Cash and cash equivalents at beginning of the period                                798,826        1,099,718
                                                                               ------------     ------------
Cash and cash equivalents at end of the period                                 $  2,169,086     $    784,528
                                                                               ============     ============


The accompanying notes are an integral part of these statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC on March 30, 2000.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom, entered into a definitive agreement to sell substantially all of the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, stockholder approval, which occurred at the annual meeting of VSI stockholders held on May 18, 2000. We received initial consideration of approximately $1.8 million in cash, $500,000 of which will remain in escrow until specified accounts receivable have been collected. In addition, we received 57,122 shares of PentaStar Communications, Inc. stock, with a current value of approximately $1,378,000. As a result of the decision to discontinue the Company's network reselling business, operating results for Eastern Telecom have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities.

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of," which requires that the impairment loss be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Management believes long-lived assets in the accompanying condensed consolidated balance sheets are appropriately valued in accordance with SFAS No. 121.

NOTE 6 - REVENUE RECOGNITION

Revenues on systems sales are recognized upon shipment. If installation costs relating to the systems sold are significant, revenue is only recognized for the installation as the costs associated with the installation are incurred. Revenue on maintenance contracts are recognized over the term of the related contract.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

NOTE 8 - COMPREHENSIVE INCOME

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. The unrealized gain on marketable securities represents our only component of comprehensive income. Comprehensive income (loss) for the three month and nine month period ended September 30, 2000 was $(342,518) and $(244,736), respectively.

NOTE 9 - INVESTMENTS

Investments consist primarily of equity securities, which are accounted for as available for sale securities and are stated at fair value. Unrealized gains and losses on these investments are included in the shareholders equity section of the balance sheet.

NOTE 10 - CONVERTIBLE DEBENTURES

During the first quarter ended March 31, 2000, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately, $826,668 of the proceeds were used to repay the balance of the 7% Secured Convertible Debentures held by Thompson Kernaghan & Co. LTD.

NOTE 11 - MINORITY INTEREST

With the sale of Eastern Telecom to PentaStar Communications, Inc., we exchanged 524,126 of our common shares for 240,265 (24%) of Eastern Telecom shares held by its minority shareholders. In so doing, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to us at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholders agreement at the time of the sale of Eastern Telecom, which amounted to $709,722.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

During the nine months ended September 30, 2000, total assets increased approximately 77% to $8,671,847 from $4,910,533, primarily as a result of a $1,370,260 increase in cash and cash equivalents and a $3,680,243 increase in long-term investments offset by a reduction in assets of $1,384,456 due to the sale of our network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom to PentaStar Communications. In March 2000, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately $826,668 of the proceeds were used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan). The increase in long term investments results from an equity transaction whereby we issued to ACIS, Inc., a Texas based, privately-held software technology company 500,000 shares of our common stock in exchange for 250,000 shares of the common stock of ACIS. The transaction was valued at the closing price of our common stock on the date of the transaction, February 29, 2000. In addition, we received 50,000 additional shares in ACIS for the development of an advanced operating kernel to support our new product architecture for PC-based device control, which was valued based on the estimated fair value of the services provided. On May 18, 2000 we received $1,887,000 in cash from the sale of Eastern Telecom, of which $500,000 was placed in escrow pending the collection of specified accounts receivable. We also received 57,122 shares of PentaStar Communications stock with present market value as of September 30, 2000 of $1,378,000.

Current liabilities decreased by $2,004,300 or 50% principally due to the repayment of the Kernaghan debt, other borrowings and a $960,865 decrease in accounts payable and accrued expenses resulting from on-going efforts to pay down amounts owed to vendors.

Additionally, we exchanged 524,126 of our common shares for 240,265 (24%) of the Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to us at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholders agreement at the time of the sale of Eastern Telecom which amounted to $709,722.

RESULTS OF OPERATIONS

Results for the three months and nine months ended September 30, 1999 have been restated to reflect the discontinuance and sale of the operations of Eastern Telecom.

REVENUES

Revenues were $907,963 and $2,050,673 for the three months ended September 30, 2000 and 1999, respectively. The 56% decrease from 1999 to 2000 was primarily due to our continuing efforts to only pursue profitable sales and to become smaller and more efficient, as we reduced our losses and began to pursue strategies more consistent with our mission.

For the nine months ended September 30, 2000, revenues were $3,584,146, reflecting a decrease of 30% from revenues of $5,153,565 from the same period in 1999. Sales decreased as we refocused our efforts on new business opportunities related to our new "Ongoer" product (formerly known as "Voyager").

GROSS MARGIN

Gross margin as a percentage of revenues was approximately 50% and 48% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, respectively, gross margin as a percentage of revenues was approximately 48% and 49%. The slight differences in the gross margin percentages for both the three months and nine months periods resulted from variations in the product mix.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $765,875 and $1,004,705 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, selling, general and administrative expenses were $2,438,912 and $3,531,703, respectively. The decreases in both the three months and nine months periods ended September 30, 2000 compared to the similar periods in 1999 resulted from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $87,939 and $99,591 for the three months ended September 30, 2000 and 1999, respectively. The expensed costs for the nine months ended September 30, 2000 and 1999 were $347,816 and $407,689, respectively. During the three months and nine months ended September 30, 2000, we capitalized $137,768 and $382,649, respectively, in software development costs related to new products under development.

OTHER INCOME AND EXPENSES

Other income was $1,652 for the three months ended September 30, 2000 and $379,677 in other expenses for the three months ended September 30, 1999. Other expenses, primarily financing expenses, were $313,768 and $650,756 for the nine months ended September 30, 2000 and 1999, respectively. Interest income in the three months ended September 30, 2000 was the result of short term investments in money market accounts. The expenses in both the three and nine month periods ended September 30, 1999 and the nine month period ended September 30, 2000 are primarily related to the amortization of warrant values, offset by a decrease in interest expense, debt discount costs, and foreign currency exchange losses. The decrease in other expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was the result of the repayment of the balance of the Thompson Kernaghan & Co. LTD. 7% Secured Convertible Debentures and other debt from the proceeds of the private placement in March 2000.

DISCONTINUED OPERATIONS

We discontinued the operations of our system integration subsidiary, VSI Network Services, Inc., doing business as Eastern Telecom, on December 31, 1998. On September 30, 1999, we sold our European subsidiary, Videoconferencing Systems, n.v. to certain members of its executive team. Also, on February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom to PentaStar Communications, Inc, and, as a result have accounted for Eastern Telecom as discontinued operations. The sale of Eastern Telecom was approved at our annual meeting of shareholders, which was held on May 18, 2000. We received initial consideration of approximately $1.8 million in cash, $500,000 of which will remain in escrow until specified accounts receivable have been collected. In addition, we received 57,122 shares of PentaStar Communications stock, with a current value of approximately $1,378,000. Immediately prior to the closing, we repurchased the remaining redeemable minority interest in Eastern Telecom for $709,722. Accordingly, operating results for these subsidiaries have been reclassified and reported as discontinued operations. Operating income (loss) from discontinued operations was $0 and ($32,556) for the three months and nine months ended September 30, 2000 compared to an operating (loss) of $74,694) and ($294,930) for the three months and nine months ended September 30, 1999.

GAIN ON DISPOSAL OF SUBSIDIARY

We realized a gain of $560,829 for the nine month period ended September 30, 2000, net of a taxes of $373,000, from the sale of Eastern Telecom. We also realized a loss on the disposal of our European subsidiary, Videoconferencing Systems, n.v. of $(167,537) for the three month and nine month periods ended September 30, 1999.

NET LOSS

Net loss for the three months ended September 30, 2000 was $396,216; a decrease of 34% from the net loss of $599,627 for the three months ended September 30, 1999. The decrease in the loss was the result of lower selling, general and administrative expenses and financing charges. The net loss for the nine months ended September 30, 2000 was $480,979, a decrease of $2,029,886 from the net loss of $2,510,865 for the nine months ended September 30, 1999. The 81% decrease was the result of the sale of Eastern Telecom for a net gain of $933,829, before taxes and decreases in overhead expenses and financing costs.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2000, we had cash and cash equivalents of $2,169,086. As part of the sale of Eastern Telecom to PentaStar Communications, Inc. we were required to escrow $500,000 until specified accounts receivable have been collected. As of September 30, 2000 approximately $175,000 of the $500,000 of the proceeds has been collected but not yet released from the escrow account.

The Eastern Telecom assets will be combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation, which were acquired by PentaStar on February 18, 2000. Under an earn-out provision in the sales agreement, we are entitled to additional consideration from PentaStar based on the combined financial results of these entities for calendar year 2000. We do not know at this time, what if any, additional consideration will be forth coming.

We believe that existing cash will be sufficient to meet our cash flow requirements at least until the end of 2000. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us.

We expect to spend approximately $100,000 for capital expenditures in the remainder of fiscal 2000.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and launch of the Company's new PC-based device control product, named "Ongoer" and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q and our Registration Statement on Form S-3 (Registration No. 333-35578).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the our financial instruments are generally not significantly impacted by changes in the interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest income or expense. Changes in foreign currency exchange rates have no effect on financial statements subsequent to September 1999, due to the sale of our European subsidiary.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibits are filed with this report:

                  27.1     Financial Data Schedule
                  27.2     Restated Financial Data Schedule

(b)  Reports on Form 8-K:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            VSI ENTERPRISES, INC.




Date:     November 13, 2000                 /s/ Richard W. Egan
         ------------------------           ------------------------------
                                            Chief Executive Officer






                                            /s/ Robert W. Morris
                                            ------------------------------
                                            Chief Financial Officer