Form 10-K405
period 2000-12-31
VSI ENTERPRISES INC
filed 2001-04-02
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                               ------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant 12,892,044 shares on March 28, 2001 was approximately $16,372,896, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 28, 2001. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

         The number of shares outstanding of the registrant's common stock, as of March 28, 2001: 15,208,672 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on June 13, 2001, are incorporated by reference in response to Part III of this Report.

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

         We primarily conduct our operations under (1) Videoconferencing Systems, Inc., a wholly-owned subsidiary, which designs, manufactures, markets and supports software-based command and control systems, including videoconferencing control systems, which operate on PC platforms; (2) Simtrol, Inc., a wholly-owned subsidiary, which designs, manufactures, markets and supports our new Ongoer software-based audio visual control systems designed to run on third-party hardware; and (3) VSI Network Solutions, Inc., a majority owned subsidiary, doing business as Eastern Telecom which is engaged in the business of marketing and selling telecommunications services and products. On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, which was completed on May 18, 2000.

         Our principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and our telephone number is (770) 242-7566.

RECENT DEVELOPMENTS

         Acquisition of QSA. On March 10, 2001 we signed a definitive agreement to purchase Quality Software Associates, Inc. of Carlsbad, California ("QSA"). QSA is a leading developer of custom audio/visual software solutions for Panja and Creston A/V controllers, and develops custom software for other complex PC-based applications and real-time embedded software systems. This transaction closed on March 28, 2001 and was accounted for using the purchase method of accounting. We exchanged 45,454 shares of our common stock valued at $59,544 for QSA's shares. As part of the transaction, Mr.Mark Scovel, president of QSA, was granted incentive stock options to purchase 100,000 shares of our common stock.

         Private Placement. On March 10, 2000, we raised $4,054,876 million through the private sale of 1,351,625 common shares at $3.00 per share to 38 accredited investors. Additionally, certain Eastern Telecom minority interest holders exchanged 240,265 shares of Eastern Telecom for 524,126 shares of our common stock. We have registered these shares.

         Sale of Eastern Telecom. On February 18, 2000, we entered into a definitive agreement to sell substantially all the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The Eastern Telecom assets were combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation, which were acquired directly by PentaStar on February 18, 2000, rather than through Eastern Telecom as had been originally contemplated. Terms of the transaction include initial cash consideration in the amount of $1,787,835, $500,000 of which is held in escrow until specified accounts receivable have been collected, PentaStar common stock valued at $1,142,000, and PentaStar's assumption of certain liabilities. The definitive agreement was subject to approval by our shareholders, which was granted, at the annual meeting held on May 18, 2000. We realized a gain of approximately $814,000 on the sale. A portion of the cash proceeds were used to repurchase the remaining Eastern Telecom minority interest shares pursuant to the terms of a shareholders agreement.

         Debt Restructuring. On August 31, 1999, we restructured our debt with Thomson Kernaghan & Co., Ltd., which totaled $1,089,750 at that date. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one-year term. The debenture was secured by a lien on our ownership interest in Eastern Telecom, which was junior to our converting term note holders and new investors, as discussed below. Thomson Kernaghan had the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. The conversion price was the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Kernaghan converted $144,747 of principal plus accrued interest into 216,945 shares of VSI Common Stock during January and February 2000. On March 1, 2000, we repaid the remaining balance of the debt, including accrued interest.

         As part of closing the August 31, 1999 Thomson Kernaghan transaction, $1,213,000 of our 18-month term notes due March 31, 2000 were converted into 195,099 shares of Eastern Telecom common stock which were owned by us, representing a 19.5% minority interest in Eastern Telecom. In addition, $1,040,000 of new capital was raised by selling a 16.0% minority interest in Eastern Telecom. The consideration received for the sale of shares of common stock of Eastern Telecom was based on an internal valuation of Eastern Telecom. Under the terms of the Thomson Kernaghan agreement, we agreed to sell our remaining interest in Eastern Telecom at not less than fair market value, provided the terms of any such transaction were otherwise acceptable to us. Additionally, Eastern Telecom's minority shareholders had a put option, which gave them the right to put their Eastern Telecom shares back to us after one year, and we had a call option to reacquire shares of Eastern Telecom at any time, both at a price of $6.50 per share of Eastern Telecom common stock. Furthermore, on February 24, 2000 we exchanged 524,126 of our common shares for 240,265 shares of Eastern Telecom held by minority shareholders. As described above, we sold Eastern Telecom on May 18, 2000, and the remaining Eastern Telecom minority interest was repurchased.

         Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to acquire shares of our common stock at an exercise price of $0.50 and $1.00 per share, respectively.

         Co-Development Agreement with ACIS, Inc. VSI has developed an advanced state-of-the-art operating kernel under a co-development agreement with ACIS, Inc., a Texas-based software technology company. VSI has licensed this technology from ACIS to support VSI's PC-based controls. As part of this co-development agreement, VSI and ACIS agreed to an equity transaction whereby VSI exchanged 500,000 shares of its common stock for 250,000 shares of common stock of ACIS, representing approximately 5.0% of ACIS' outstanding shares. This equity exchange occurred on February 29, 2000 and on March 7, 2000, the United States Patent and Trademark office issued the patent certificate to ACIS. VSI received an additional 50,000 shares of ACIS common stock as consideration for developing the kernel. Lastly, VSI received a warrant to acquire additional shares in ACIS at an exercise price of $2.00 per share. Once exercised, VSI's total ownership in ACIS would be 20% of the then outstanding ACIS shares. The 20% maximum is determined on a fully diluted basis and includes the 300,000 shares issued by ACIS, as described above. This option is exercisable at any time within 18 months following the date the patent certificate was received by ACIS and may be exercised by VSI for cash or the issuance of shares of VSI common stock. VSI's chief technology officer, Richard Mays, is the founder and controlling shareholder of ACIS. VSI's chairman of the board, Larry Carr, also serves on the board of directors of ACIS. VSI expects this technology to provide it with a more robust, full featured and cost-effective controller for videoconferencing and other complex audio/visual applications.

PRODUCTS

VIDEOCONFERENCING SYSTEMS

         Our core business is the design, manufacture, marketing and support of software-based command and control systems, including videoconferencing control systems, which operate on PC platforms. Our videoconferencing products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and patented software under the trade name Omega(TM). A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service.

         Each videoconferencing system (the "VSI System") is designed with open software and modular subsystems, which allow a VSI System to be expanded or reconfigured as technologies, user requirements or new applications evolve. Our products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and software.

         Our open software and modular subsystems streamline production and allow the product to be tailored to meet customers' specific needs, with or without the necessity of custom design. Our lead products are marketed under the trade name Omega(TM). Customers are offered a variety of option packages to fit specific applications. Customers are also offered upgrade packages that make our new products compatible with older models. To date, we have sold over 1,800 videoconferencing systems to approximately 330 customers, including Bank of America, Bell Atlantic, Boeing, Duracell, WorldCom, General DataComm, Lockheed and Johnson & Johnson; various foreign, U.S. and state government departments and agencies; educational institutions; and health care facilities.

         VSI Systems enable participants in multiple locations to hold interactive group meetings remotely, thus avoiding costly and time-consuming travel. Participants at any connected location can be seen and heard by all other participants. If the VSI System is equipped with the appropriate options, the participants can also utilize slides, graphs, plain paper drawings, computer-generated graphics, computer data, laser discs and videotape, interactively. Unlike audio teleconferencing systems which only allow voice communications, audiographic teleconferencing which is limited to voice plus still images, and business television which does not provide for interaction among the participants (also known as one-way videoconferencing), we believe VSI Systems foster the look and feel of live, face-to-face meetings and promote a natural interaction among the participants.

         A typical videoconference involves three major elements: (i) access to transmission services, (ii) a "codec" for coding/decoding digitized signal transmissions, and (iii) the VSI System, which contains television monitors, cameras, audio system, microphones, cabinetry, various control systems for interfacing the components to the user, and various optional components specific to the user's application.

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

         We develop, manufacture, assemble, install and service the VSI Systems, and have nonexclusive marketing agreements with codec manufacturers to resell the codecs. Customers secure the transmission services independently through telecommunications carriers for either fixed monthly or hourly usage prices. These transmission services may vary, depending upon the customer's application and preferences, and include a range of transmission bandwidths. In general, the higher the bandwidth the better the quality of the transmitted images, although the choice of codec will affect image quality for a given speed. The VSI Systems operate over the range of available transmission bandwidths and are compatible with all major brands of codecs known by us to be currently available; they also operate without codecs, for certain specialized networks.

         The primary users of our videoconferencing products and services are major corporations, government agencies, educational institutions and health care facilities.

         Corporate and government organizations often use meetings to provide information, review operations, make plans, resolve problems, introduce new ideas or products, conduct training sessions and communicate with customers and vendors. Such conventional group meetings usually require at least some of the participants to travel to the meeting site. When meetings are required on a frequent, repetitive or emergency basis, travel costs and productivity losses can be substantial. VSI Systems provide users with the ability to hold two-way and multi-way meetings, often at significant savings over the costs of travel and lost productivity while traveling. As an added, and in some cases, a more important benefit, it may be more economic for more people to participate via videoconferencing, which eliminates travel time and costs. This causes direct dissemination of pertinent information to more parties simultaneously, which may improve efficiency in problem solving and decision-making.

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

         The key features of the Omega(TM) platform include:

         - Compression Technology Independence - Separating control system from compression technology
         - Open Network Architecture - Wide support for options and peripherals; flexibility; support for most network connection technologies; and centralized network management
         - Ease of Use - "Point-and-click" camera control and on-screen icons to control all functions
         - System Management - Remote management support and open system support of industry standards
         -        Software-Based System - Remote upgrades of software;
                  customization; and sign-on security and system accounting

         The Omega(TM) product line offers a complete range of solutions from single monitor rollabout systems to sophisticated customer room solutions. Customers are offered a menu of options, which allows them to tailor systems to meet their specific needs.

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

AUDIO VISUAL CONTROL SYSTEMS

         We have developed a new software-based A/V control system named ONGOER(TM), which is designed to run on commercially available third-party hardware. This system is marketed and sold by our new subsidiary, Simtrol, Inc.

         ONGOER(TM) allows end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio and video devices in a variety of settings. This is a significant departure from the products currently available on the A/V control systems market in that it is a software-based system that can be installed and run on third-party hardware available on the open market. Major competitors' A/V control systems are based on proprietary hardware components employing code written in proprietary scripting languages. In order to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling ONGOER(TM) through third-party resellers and system integrators specializing in the sale, installation, support and service of A/V equipment, and by entering new markets for control systems technology.

         The core concept of ONGOER(TM) is that it can be operated from any PC running Windows(R) 2000. All interfaces, cables and cards can be purchased on the open market, as can the controller itself. Integrators can put together their own setup, or can purchase turnkey core control systems from Simtrol. With its unique open architecture based on patented CycleFree(TM) methodology by ACIS, Inc., this software delivers real-time control to audiovisual-system management. ONGOER's software-based technology allows integrators to change configurations with ease. Any device that can be connected to a PC can be controlled with ONGOER(TM).

         We have developed OnROAD, ONGOER's remote operations, administration and diagnostics utility, which is intended to harness the power and the reach of the Internet to facilitate detection and correction of system problems from anywhere. Integrators will no longer have to travel to customers' locations to fix minor problems. OnROAD allows integrators to diagnose and repair the vast majority of system conflicts remotely. Simtrol provides OnROAD as an integral part of the base software package. There's no need to purchase additional hardware or software.

         ONGOER(TM) utilizes the CycleFree(TM) foundation. Removing cycles from software makes it immune to many of the errors that plague commercial software and operating systems. CycleFree(TM) methodology, combined with the tested stability of Windows(R) 2000, results in software that is more reliable, easy to write and maintain, and that provides the high performance needed for real-time systems.

         Until now, audiovisual control systems have been inextricably bound to proprietary hardware. ONGOER(TM) is a PC-based platform specifically designed to run on third-party hardware. It can operate on any PC running Windows(R) 2000. All interfaces, cables and cards can be purchased on the open market, as can the controller itself. Integrators can choose their own hardware from the universe of hardware available, or we can provide a turnkey system.

         The PC controller is the heart of the ONGOER(TM) control system. The flexibility of ONGOER(TM) lets integrators choose the controller: anything from a single-box chassis to a multiprocessor server. There's no need to bring in an additional PC -- the controller can handle all of the system's computing needs, as well as any additional software required for presentations and other applications.

         ONGOER(TM) not only makes a PC a nerve center for myriad third-party audiovisual devices, its broad range of connection methods extends the flexibility further. One may choose his device and make the connection.

          The part of the control systems the end user has the most (and often the only) contact with is the user interface. ONGOER(TM) provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces -- everything from inexpensive VGA monitors to sophisticated touch screens, personal digital assistants like Palm Pilots and Visors, and even cell phones. Graphical user interfaces can be created quickly and easily with Microsoft(R) Visual Basic. We also provide OnLooker as an integral portion of the base software package. OnLooker includes a library of artwork and customized ActiveX controls to provide integrators with a wide range of choices that allow them to expedite the user interface development process.

PROPRIETARY TECHNOLOGY

VIDEOCONFERENCING SYSTEMS

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

         We also have confidentiality agreements with all employees and have implemented other security measures.

AUDIO VISUAL CONTROL SYSTEMS

         ONGOER(TM) is based on the ACIS Willie kernel (as further described below in "-- Product Development Strategies") and CycleFree(TM) technology. The software system has been organized according to a layered architecture, a vertical stack comprised of five major sections:

         Application Layer. The application layer provides most of ONGOER's visible program features. The user interface, diagnostics, administration, and configuration of ONGOER(TM) all occur in the Application Layer. Microsoft(R) Visual Basic is the primary tool for tailoring the user interface to different application requirements. Application code generally consists of separate program executables communicating with ONGOER's services provided by the Broker Layer. Diagnostics, administration, and configuration are all provided in the application layer by separate program executables.

         Broker Layer. The broker layer executes the protocols that connect the device control features of ONGOER(TM) to the various application programs. The broker layer receives service requests from the application layer, and dispatches the necessary commands to the appropriate component modules. Applications typically request services via a command protocol over a TCP/IP connection. The broker layer listens for application requests for connections, and then creates a session to communicate with the application.

         Component Layer. The component layer contains the component technology modules written in W++ (a CycleFree(TM) variant of C++) to handle the most demanding complex real-time device requirements. The component layer is where the true value of the CycleFree(TM) methodology comes into full play. Once physical connectivity has been established to a device, the code to program the behavior of a device is contained in component technology modules in the component layer.

         Delivery Layer. The delivery layer contains the code to interface to physical connections or cards within the PC. Some devices are supported by Windows services while others are supported using CycleFree services. The layer provides the code to connect ONGOER(TM) to the myriad number of physical device interfaces. Connections to serial ports, parallel ports, IR transmitters and TCP/IP sockets are all provided by the delivery layer.

         Engine Layer. The engine layer contains the low-level routines used by all the layers above it. This layer includes the Windows(R) operating system and the CycleFree(TM) Willie kernel. Windows is the underlying engine on top of which all ONGOER(TM) software executes. Windows provides powerful mechanisms to support the concurrency needed for real-time software development: the creation and synchronization of threads. The thread mechanisms allow the construction of responsive real-time software; however, the explicit management and synchronization of threads is a tricky job. Highly concurrent programs often suffer from transient errors caused by deadlock or unprotected critical sections. The Willie kernel provides ONGOER(TM) a second engine that can run CycleFree software. The Willie kernel manages thread creation and synchronization implicitly, creating real-time solutions that are protected from many potential sources of transient program error. The engine layer provides ONGOER(TM) with two run-time engines for the execution of Windows(R) and CycleFree(TM) applications.

         We regard our ONGOER(TM) software as proprietary and have implemented protective measures of both a legal (copyright) and practical nature. We derive considerable practical protection for its software by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title, we in most cases have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations.

PRODUCT DEVELOPMENT STRATEGIES

         We believe that the videoconferencing world is evolving into a "networks of systems" where all systems from boardroom to rollabout to desktop will have to interconnect. We believe that most systems in use today are not equipped to handle these demands.

         In order to increase sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by shifting software-based A/V control systems, ONGOER(TM), to third-party resellers and system integrators who specialize in the sale, installation, support and service of audio-visual equipment. This shift provides an opportunity to enter new markets, and ends our dependence on the shrinking high-end videoconferencing market.

         This strategic shift resulted from a thorough review and analysis of our business and our target markets, conducted by management. In addition to redefining our business strategy, management identified opportunities for improving short-term operating results. We closed operations that were unprofitable or inconsistent with our core strategy, reduced administrative overhead and negotiated the restructuring of our short- and long-term debt. We implemented a new pricing strategy thereby improving gross margins, instituted more focused marketing and sales support campaigns, realigned our videoconferencing product families and implemented new operating procedures and financial controls. Once fully implemented, our shift to channel resellers should expand sales, lower the cost of sales and shorten the sales cycle for its products and services.

         These strategic initiatives have enabled us to reposition our product line and to expand our presence in the A/V control systems market. This market, which to some degree overlaps the high-end videoconferencing market already served by us, is almost exclusively maintained by thousands of resellers and A/V system integrators. Our products are being re-engineered such that they may also be sold through these third-party channels. We believe that, once product development has been completed, we will offer a functionally superior, lower cost, fully integrated solution that provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

         Cutting-edge software allows us to custom design systems that consistently perform a wide variety of complicated functions. With a simple touch of a control panel, a technician in the A/V control room can perform any number of customer specified tasks in rooms linked up to an ONGOER(TM) control system. Our program engineers designed complex systems that have the ability to play a VCR tape, run a ceiling projector, re-position a camera, start a player piano in a different room, or open window draperies - simultaneously when necessary - all with precision. Our new web-based delivery system and configuration tools will allow third-party system integrators to sell and install the software which we believe will improve margins and our customer reach.

         As a part of a co-development agreement, we have partnered with ACIS to assist in the development of an advanced operating kernel (the "Kernel"). We licensed the Kernel to support ONGOER(TM), our new product architecture for PC-based device control. We believe ONGOER(TM) will be the most robust, full-featured and cost-effective controller for all complex A/V applications on the market today. In the fourth quarter of 2000, we formally launched ONGOER(TM), and we are moving aggressively to establish ONGOER(TM) as the preferred solution for complex A/V control applications.

         Once established in the A/V control systems market, we envision developing additional applications for other control system markets, including process control applications in manufacturing environments and the burgeoning home entertainment market. This may involve licensing aspects of the patented Omega(TM) technology to manufacturers, in addition to third-party reseller channels.

CUSTOMER SERVICE

VIDEOCONFERENCING SYSTEMS

         We generally provide a warranty for parts and labor on systems for 90 days from the date of delivery. We maintain videoconference rooms and the necessary transmission facilities and codecs to provide on-line assistance to our installed customers at our executive offices in Norcross, Georgia. We also provide a telephone help line to assist customers in the diagnosis of system failures. Approximately 90% of all customer calls for assistance are generally resolved through telephone or videoconference contact. The remaining 10% are resolved by the removal and replacement of field replaceable units by customer personnel or us. We maintain a spare parts inventory, and our policy is to replace failed units, which are under warranty or subject to a service contract within 24 hours of notification.

         We offer several different maintenance programs, ranging from "help line" telephone consultation to extended field service on a contract basis, which includes parts, labor, and travel service with a guaranteed on-site response within 48 hours. Warranty and contract service is provided from our Norcross, Georgia location.

AUDIO VISUAL CONTROL SYSTEMS

         We offer custom component-technology development to support the integration of complex devices, and custom user interface creation. In addition, in order to encourage integrators to choose ONGOER(TM) the first time, we intend to provide assistance in the installation process. Simtrol representatives will be there on site when needed. Simtrol also coordinates on-site help for ONGOER(TM) control systems after installation and for service. Our OnROAD technology and our support team provide 24-hour remote diagnoses.

MARKETS

VIDEOCONFERENCING SYSTEMS

         For our videoconferencing control systems we have defined our target market as the "Fortune 1000" companies in North America. Typically, these large companies, often with numerous offices in different cities, are more likely to realize significant savings on travel and related costs by installing a videoconferencing network. Prior to purchasing a system, our customers generally perform their own cost/benefit analyses. In addition, we have targeted a secondary market consisting of small to mid-sized companies, as well as educational institutions, governments and healthcare providers. Our systems are marketed through a direct sales force, as well as through a select group of co-marketing partners and distributors, including "partners" for whom we are an original equipment manufacturer ("OEM").

         For each of the fiscal years ended December 31, 2000, 1999, and 1998, international sales (sales outside of the United States and Canada) represented approximately 0%, 9%, and 22%, respectively, of our total sales. Net product sales attributable to Videoconferencing Systems, n.v. ("VSI Europe") decreased from approximately $664,000 in 1999 to approximately $0 in 2000, principally as a result of the sale of the subsidiary. Net product sales attributable to VSI Europe decreased from approximately $2.9 million during 1998 to $664,000 in 1999. VSI Europe had historically contributed substantially all of our international sales, although sales in China of $2.3 million were recorded in 1998 by VSI.

AUDIO VISUAL CONTROL SYSTEMS

         Marketing and selling ONGOER(TM) successfully will require a business model quite different from the one used to sell videoconferencing systems. Simtrol has adopted a tiered sales model for ONGOER(TM). Instead of hiring sales representatives as employees, we've recruited a network of manufacturers' representatives covering the continental U.S.

Manufacturers' representatives include:

         ANEW CT, in Denver, CO, covering Colorado, Idaho, Montana, New Mexico, Utah and Wyoming

         E.D.A. Marketing, in Atlanta, GA, covering Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee, and Texas

         Loomis Associates, in Fremont, CA, covering Northern California, Oregon and Washington

         Rep-Presents, in Columbus, OH, covering Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Pennsylvania, South Dakota, West Virginia, and Wisconsin

         SYMCO, in Stirling, NJ, covering New York, New Jersey, Pennsylvania, Delaware, Maryland, Washington DC, Virginia and New England

         With these companies, we have effectively hired a sales staff of 23 representatives experienced in selling A/V equipment and systems. After representatives have attended an ONGOER(TM) control systems sales training course in our Norcross offices during the first quarter of 2001, they will be qualified to re-sell the system to A/V system integrators in their territories.

CUSTOMERS

VIDEOCONFERENCING SYSTEMS

         Our customers include Fortune 1000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Bank of America, Boeing, WorldCom, Duracell, BellSouth, Bell Atlantic and Johnson & Johnson.

AUDIO VISUAL CONTROL SYSTEMS

         In 2001, our manufacturers' representatives will target the top 10% of U.S. audio-visual systems integrators, who will in turn re-sell ONGOER(TM) to end users. Fortune 1000 companies who act as their own systems integrators will also be targeted.

COMPETITION

VIDEOCONFERENCING SYSTEMS

         We compete in the audio/visual command and control industry, including videoconferencing by providing application-specific and custom solutions (products and services) for our customers' needs. Because our videoconferencing systems are compression technology-independent, they can be sold to customers with standard codecs, high-speed codecs, board-level codecs or specialty codecs, as well as with direct links to ATM and fiber optic networks.

         The videoconferencing industry covers a broad spectrum of videoconferencing services available to businesses and others, all of which are, in a general sense, competitive with our systems. The VSI Systems, however, are designed and marketed primarily for the group and custom videoconferencing segment of the industry. Within this segment of the industry, we presently compete primarily with two companies that have significantly greater resources and market shares than VSI. In addition, five suppliers of codecs directly compete with us in the group videoconferencing segment. They are PictureTel Corporation, Vtel Corporation, VCON Inc., Tandberg Inc. and Polycom, Inc.

AUDIO VISUAL CONTROL SYSTEMS

         Within the audio/visual control system market, we primarily compete with two companies, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions utilizing open PC technology.

         Our two major competitors in the A/V control systems market are Panja and Crestron. They currently share 80% of all sales in this market.

         Panja, headquartered in Richardson, Texas, was established in 1982 as AMX. This publicly traded company employs about 130 people, with dealers and distributors in 40 countries. Panja has a strong foothold in Fortune 500 companies. Typical Panja applications include control of devices in corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, and schools.

         Headquartered in Rockleigh, New Jersey, Crestron designs and manufactures control and automation systems for corporate, industrial, educational, and residential markets.

         Both Crestron and Panja offer hardware-based control systems, the cores of which are proprietary controllers, 486 PCs fitted with proprietary cards and connectors manufactured by or for them, and running proprietary operating systems. These proprietary controllers communicate with controlled devices by means of code written in proprietary languages (each company has developed their own). Integrators who re-sell systems from each of these companies must send their technical personnel to training courses offered by the companies themselves and by several independent organizations.

         Because ONGOER(TM) is a software-based control systems designed to run on commodity hardware, we believe we have several advantages over Panja and
Crestron:

         - With its unique open architecture, ONGOER(TM) software delivers real-time control to A/V systems management. No matter how many devices it controls, the response will be immediate and precise.

         - Robust CycleFree(TM) software design allows rapid addition of new features without compromises to software reliability.

         - It can run on any PC running Windows(R) 2000. When the PC becomes outdated, integrators can avoid obsolescence inexpensively by replacing individual hardware components or the entire machine with any PC available on the open market. ONGOER(TM) and Windows(R) 2000 take advantage of new hardware as soon as it's available. Prices of PC's continue to drop, while performance continues to increase. Utilizing commodity hardware increases A/V integration project profit margins.

         - No need to add an additional PC to run presentation software or other applications - they can be run from the ONGOER(TM)PC controller.

         -        PC controllers can maintain detailed data logging operations.
                  If something does go wrong, diagnosis and correction will be much quicker with the availability of detailed operations logs.

         - Any device that can be connected to a PC can be controlled by ONGOER(TM). Support for PC cards, cables and outboard boxes expand it's connectivity options, and provides protection against obsolescence. Connection methods include but are not limited to serial, infrared (IR), radio frequency (RF), Sony S-link, Wireless Ethernet, and USB.

         - OnROAD capitalizes on Windows 2000's built-in web server to provide complete control of any ONGOER(TM) system from any browser, anywhere in the world. OnROAD is an integral feature of the core ONGOER(TM) software package. No need to purchase additional hardware or software.

         - OnROAD will help integrators increase the profit margin on any project by drastically reducing the number of visits to client sites to correct problems. Diagnosing and correcting the majority of problems can be accomplished remotely.

         - Windows(R) 2000 is one of the most stable operating systems to date. Additionally, it provides access to even more features that can be integrated into ONGOER(TM) -- voice activation, multi-monitor support, event scheduling and more.

         - ONGOER(TM) provides a wide range of options for user interface devices. SVGA monitors, wireless touch panels, handheld personal digital assistants (PDAs) like Palm Pilots and Visors can be employed.

         - Microsoft(R) Visual Basic is the chief user interface development tool. More than 50% of professional programmers in the US use Visual Basic. Locating and training technical talent will require minimal effort on the part of integrators.

         - OnLooker user interface development tool augments the visual Basic development environment, providing pre-designed artwork and code that significantly reduces UI development time.

RESEARCH AND DEVELOPMENT

         All of our product engineering, including costs associated with design and configuration of fully developed VSI Systems for particular customer applications is accounted for in our financial statements as research and development expenses. During the years ended December 31, 2000, 1999, and 1998, our aggregate expenditures for research and development of new products or new components of our ONGOER and existing VSI Systems were $495,589, $416,225 and $786,103, respectively. During fiscal 2000, our research and development expenses increased by approximately 19% due principally to an increase in personnel to aid in the development of the new ONGOER(TM) product line. Fiscal 1999 expenditures for research and development decreased approximately 47% from 1998 due to the capitalization of $180,000 in costs related to the development of our new PC-based command and control product.

EMPLOYEES

         As of March 15, 2001, we employed 31 persons full time, including four executive officers. Of the full-time employees who were not executive officers, three were engaged in sales and marketing, three in production, four in service, eleven in research and development, and six in general administration. Employee relations are considered good, and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  PROPERTIES.

         We maintain our executive and sales offices, as well as our production facilities, in 26,140 square feet of leased office and warehouse space in Norcross, Georgia, under a five-year lease, which expires in October 2002. We also lease 18,000 square feet of office and warehouse space in an adjoining facility, which is currently being subleased on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         In November 2000 we were named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of ours that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit is seeking to recover approximately $740,000 in alleged preference payments from us. We believe this case is without merit and intend to vigorously oppose the litigation, however, given the early stage of the proceedings, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the OTC Bulletin Board under the symbol "VSIN." Our common stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November 1991 until February 18, 1998, when we voluntarily delisted from the exchange. The common stock was quoted on the Nasdaq SmallCap Market from February 28, 1992 through September 22, 1999, when we were delisted.

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

                                                                       HIGH            LOW
                                                                       ----            ---
             FISCAL YEAR ENDED DECEMBER 31, 1999
             First Quarter                                          $   1.38       $   0.25
             Second Quarter                                             0.75           0.38
             Third Quarter                                              1.00           0.28
             Fourth Quarter                                             0.63           0.31

             FISCAL YEAR ENDED DECEMBER 31, 2000
             First Quarter                                          $   8.00       $   0.47
             Second Quarter                                             6.25           1.94
             Third Quarter                                              3.62           2.25
             Fourth Quarter                                             3.16           0.88


         As of March 15, 2001, we had approximately 554 holders of record of common stock and in excess of 7,000 beneficial holders of VSI common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data for the five years ended December 31, 2000, 1999, 1998, 1997, and 1996 are derived from our consolidated financial statements. All financial information prior to 1997 was restated to reflect the June 1996 acquisition of Integrated Network Services, Inc., which was accounted for as a pooling of interest. Integrated Network Services was closed in December 1998, so its results for each year listed below are stated as discontinued operations. Information for the years ended December 31, 2000, 1999, 1998 and 1997 includes Eastern Telecom, which was acquired in October 1996. We sold Eastern Telecom on May 18, 2000, so its results for each year listed below are also stated as discontinued operations. See Note B to the consolidated financial statements. Information for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 includes VSI Solutions Inc., which was acquired in April 1995. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                      Year Ended December 31,
                                           -----------------------------------------------------------------------------
                                              2000            1999             1998              1997            1996
                                           -----------------------------------------------------------------------------
                                                                 (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenue                                    $ 4,041         $ 7,132         $ 13,574            $ 12,168         $ 11,160
Cost of revenues                             2,309           3,716           12,243               9,687            9,116
Gross Profit                                 1,732           3,416            1,331               2,481            2,044
Operating and other expenses                 4,044           5,936            9,558               8,418            8,523
                                           -------         -------         --------            --------         --------
Net loss from continuing operations
 before taxes                               (2,312)         (2,520)          (8,227)(1)          (5,937)          (6,479)
Income tax benefit                             325
Net (loss) from continuing
  operations                                (1,987          (2,520)          (8,227)             (5,937)          (6,479)

Income (loss) from discontinued
  operations                                   456            (320)          (8,709)(1)             120             (228)
                                           -------         -------         --------            --------         --------

Net loss                                   $(1,531)        $(2,840)        $(16,936)           $ (5,817)        $ (6,707)
                                           =======         =======         ========            ========         ========

Net loss per share from:

Continuing operations                      $ (0.14)        $ (0.20)        $  (0.69)           $  (0.54)        $  (0.71)
Discontinued operations                       0.03           (0.03)           (0.73)               0.01            (0.03)
                                           -------         -------         --------            --------         --------
                                           $ (0.11)        $ (0.23)        $  (1.42)           $  (0.53)        $  (0.74)
                                           =======         =======         ========            ========         ========


                                                                   December 31,
                                       ---------------------------------------------------------------------
                                           2000         1999          1998          1997          1996
                                       ---------------------------------------- ----------------------------
                                                                  (in thousands)
BALANCE SHEET DATA:
Working capital                            $   993         $  (951)        $    (49)           $  3,690         $  5,634
Total assets                                 7,234           4,911            8,275              20,809           22,965
Long-term debt                                  42              --            1,106                  --            4,250
Stockholders' equity                         5,487          (1,197)           1,003              15,591           13,819

---------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

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

OVERVIEW

         VSI Enterprises, Inc. is an Atlanta-based holding company. Our core business is the design, manufacture, marketing and servicing of software based command and control systems, including videoconferencing control systems, which operate on PC platforms, through our wholly owned subsidiary, Videoconferencing Systems, Inc. We also design, manufacture, market, service and support our new Ongoer software-based audio control system designed to run on third-party hardware, through our wholly owned subsidiary, Simtrol, Inc. In addition, we resold voice and data services and equipment on behalf of large telecommunications companies, through our majority-owned subsidiary, VSI Network Solutions, Inc., doing business as Eastern Telecom. We sold Eastern Telecom to PentaStar Communications, Inc.; a Denver, Colorado based communications services agent on May 18, 2000. The consolidated statements of operations have been adjusted to reflect the discontinuance of Eastern Telecom's operations.

         Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio/video devices in a variety of settings. Our videoconferencing products are designed to allow multiple participants at geographically dispersed sites to see and hear each other on live television and share graphical and pictorial information using standard commercially available telecommunications transmission facilities. We integrate standard video, audio and transmission components with our own proprietary video, audio and computer control components and patented software under the trade name ONGOER and Omega. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling our products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audio/visual equipment, and by entering new markets for our control system technology.

         During 2000, we undertook a restructuring of our business operations and balance sheet that are intended to achieve profitable operations and provide positive operating cash flows. As part of this restructuring, we raised additional equity capital and paid off our debt holders. This restructuring included raising additional equity capital through the private sale of common stock and exchanging our common stock for shares of Eastern Telecom held by its minority interest holders, restructuring and then subsequently retiring our debt, selling non-strategic assets and aggressively managing accounts receivable and inventory.

         These restructuring initiatives have enabled us to reposition our product line and to expand our presence in the audio/visual command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market historically served by us, is almost exclusively maintained by thousands of resellers and system integrators. Our products have been re-engineered such that they may also be sold through these third party channels. We believe we offer a functionally superior, lower cost, fully integrated solution which provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

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

FINANCIAL CONDITION

         During the year ended December 31, 2000, our total assets increased approximately 47% to $7,234,290 from $4,910,533 at December 31, 1999. A large part of the increase resulted from an increase in cash of $980,722 and investments of $3,558,684 due to the sale of Eastern Telecom and the sale of 1,351,625 shares of common stock for $4,054,876 through a private placement in March. The increase in investments is the result of (1) our co-partnering with ACIS in the development of an advanced operating kernel in which we invested $2,302,000 and (2) the 57,122 shares of Pentastar common stock we received as part of the sale of Eastern Telecom with a fair value of $1,256,684 at December 31, 2000. Accounts receivable decreased $475,052 as a result of lower sales and increased emphasis on collections. Inventories decreased $369,296 as we continue our efforts to put in place better inventory management practices. Capitalized software development costs increased $504,702 due to expenditures related to our new product ONGOER that is currently being developed.

Current liabilities decreased in 2000 by $2,283,932, or 57%, compared to 1999 principally due to:

         -        the repayment of the Kernaghan debt and other borrowings;

         - a $1,050,020 decrease in accounts payable and accrued expenses resulting from our on-going efforts to pay down amounts owed to vendors; and

         -        a $297,605 decrease in deferred revenue.

         Additionally, we exchanged 524,126 of our common shares for 240,265 (24%) of the Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the rights to put their shares to VSI at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholder agreement at the time of the sale of Eastern Telecom, which amounted to $759,845.

RESULTS OF OPERATIONS

         Many of the comparisons between 2000, 1999 and 1998 financial results are significantly impacted by non-recurring charges in 1998, as described below. Additionally, results for 2000, 1999 and 1998 have been restated to reflect the discontinuance of operations of Eastern Telecom.

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

Revenues

         Revenues were $4,041,204, $7,132,248 and $13,574,213 in fiscal 2000,
1999 and 1998, respectively. The decreases of 43% from 1999 to 2000 and 47% from 1998 to 1999 were primarily due to our efforts to only pursue profitable sales and to become smaller and more efficient, as we reduced our losses and began to pursue strategies more consistent with our mission.

Gross Margin

         Gross margin as a percentage of revenues was approximately 43%, 48% and 24% (before non-recurring items) in fiscal years 2000, 1999 and 1998, respectively. The decrease in gross margin in fiscal year 2000 as compared to fiscal year 1999 was due primarily to the write-off of obsolete inventory of approximately $208,000. The increase in gross margin in fiscal year 1999 over fiscal year 1998 was due to the emphasis on shedding low margin products and services, and higher than usual sales of lower margin videoconferencing products during fiscal 1998, primarily from a $2.3 million order to a customer in China.

Selling, General & Administrative Expenses

         Selling, general and administrative expenses were $3,288,724, $4,467,821, and $5,939,448 for fiscal 2000, 1999 and 1998, respectively. The 26%
decrease from fiscal 1999 to 2000 and the 25% decrease from fiscal 1999 to 1998 resulted from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

Research and Development Expenses

         We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over three years or the useful life of the product, whichever is shorter. These expensed costs were $495,589, $416,225 and $786,103 for fiscal 2000, 1999 and 1998, respectively. The 19% increase from fiscal 1999 to fiscal 2000 was the result of adding personnel principally to aid in the development of the new ONGOER(TM) product line. The 47% decrease from 1998 to 1999 principally resulted from the capitalization of approximately $180,000 in software development costs related to new products under development and a reduction in personnel.

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

Loss on Sale of Investments

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

Other Expenses

         Other expenses, primarily finance charges, were $259,831, $884,244, and $1,607,735 for fiscal 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 was the result of a decrease in interest expense as we paid down our debt. The decrease from 1998 to 1999 is primarily related to a $1,010,000 decrease in interest expense and debt discount costs; a decrease in foreign currency exchange losses of $93,000, offset by an increase of $303,000 in amortization of warrant discounts and an increase in penalties of $111,000 related to state sales tax liabilities.

Net Loss from Continuing Operations

         Net losses from continuing operations were $1,986,872, $2,519,969 and $8,226,134 for fiscal 2000, 1999 and 1998, respectively. The net loss from continuing operations in 1998 included non-cash and non-recurring charges, including the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); and a write-down of capitalized software development costs ($180,000).

Discontinued Operations

         We discontinued operations of our system integration subsidiary, VSI Network Services, Inc. on December 31, 1998. Also, on May 18, 2000, we sold Eastern Telecom, our network reselling subsidiary; and, as a result have accounted for Eastern Telecom as discontinued operations. Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations. Operating income (loss) from discontinued operations was $(32,556) in 2000, $(319,625) in 1999 and $(9,054,570) in 1998

Gain on Sale of Subsidiary

         We realized a gain of $488,829, net of taxes of $325,000, from the sale of our Eastern Telecom, Inc. subsidiary that took place on May 18, 2000. In 1998, we realized a gain of $344,732 on the sale of our system integration operation.

Net Loss

         The net loss for fiscal 2000 was $1,530,599 or $0.11 per share. The net loss for fiscal 1999 was $2,839,594 or $0.23 per share. The net loss for fiscal 1998, before non-recurring charges, was approximately $6.6 million, or $0.55 per share. Including the non-recurring charges of approximately $10.3 million, the net loss for fiscal 1998 was $16,935,972, or $1.42 per share. The net loss for 2000 was reduced by $1,308,995 due to decreases in overhead and the gain on the sale of Eastern Telecom of $813,829, including a tax benefit of $325,000. The 1999 net loss, excluding non-recurring charges was reduced by approximately $3.8 million over 1998, primarily due to considerable improvements in gross margins and decreases in overhead and other expenses.

LIQUIDITY AND SOURCES OF CAPITAL

General

         As of December 31, 2000, we had cash and cash equivalents of $1,779,548. In March 2000, we raised a total of approximately $5.6 million in new equity through two related transactions. In the first transaction, we raised $4,054,876 through the sale of 1,351,625 shares of common stock at $3.00 per share to 38 accredited investors. Approximately $826,668 of the proceeds was used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan"). Under the terms of a debt restructuring agreement, Kernaghan had the option to convert the Secured Convertible Debenture into shares of our common stock beginning January 1, 2000 at the initial rate of 7.5% per month, with a conversion price equal to the lesser of $1.00 or the 5-day average closing bid price of our common stock prior to the date of any such transaction, with a floor of $0.50 per share. Kernaghan had previously converted $144,529 of principal plus accrued interest into 216,945 shares of our common stock.

         In the second transaction, we exchanged 524,126 of our common shares for 240,265 (24%) of the Eastern Telecom shares held by its minority shareholders. By this transaction, we retired 68% of our put obligations under a shareholders agreement that gave Eastern Telecom's minority shareholders the right to put their shares to us at $6.50 per share. The remaining minority interest shares were repurchased pursuant to the terms of a shareholders agreement.

         On May 18, 2000 we received $1,787,000 in cash from the sale of Eastern Telecom, of which $500,000 was placed in escrow pending the collection of specified accounts receivable. As of February 15, 2001 approximately $391,000 of those accounts receivable have been collected but not yet released from escrow. We also received 57,122 shares of Pentastar Communications stock with a market value as of December 31, 2000 of $1,256,684. This stock is also held in escrow and is available to us in three distributions beginning on November 18, 2001 and every six months thereafter. The Eastern Telecom assets were combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation and under an earn-out provision in the sales agreement, we were entitled to additional compensation based on the combined financial results of the combined Eastern Telecom, USTeleCenters and Vermont Network Services acquired operations for calendar year 2000. These earn-out targets were not met and no additional compensation was received.

         We believe we have sufficient funds for at least the next 12 months. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.

         We expect to spend approximately $185,000 for capital expenditures in fiscal 2001.

CONVERTIBLE DEBENTURES/TERM NOTES

         On February 23, 1998, we issued $3,000,000 of 5% Convertible Debentures due February 2000 ("the Debentures") to Kernaghan, the proceeds of which were utilized for working capital purposes. During 1998, $710,000 of debentures, plus accrued interest of $13,531, were converted by the debenture holder into 445,956 shares of our common stock. We also paid $128,858 in accrued interest and fees. In November 1998, the remaining debentures were converted into a $900,000 term note to Kernaghan, due May 16, 1999.

         On August 31, 1999, we restructured our debt with Kernaghan, which totaled $1,089,750 at that date. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one-year term. The debenture was secured by a lien on our ownership interest in Eastern Telecom, which was junior to our converting term note holders and new investors, as discussed below. Kernaghan had the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. The conversion price was the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Kernaghan converted $144,746 of principal plus accrued interest into 216,945 shares of our common stock during January and February 2000. On March 1, 2000, we repaid the remaining balance of the debt, including interest.

         As part of closing the August 31, 1999 Kernaghan transaction, $1,213,000 of our 18-month term notes due March 31, 2000 were converted into 195,099 shares of Eastern Telecom common stock which were owned by us, representing a 19.5% minority interest in Eastern Telecom. In addition, $1,040,000 of new capital was raised by selling a 16.0% minority interest in Eastern Telecom. The consideration received for the sale of shares of common stock of Eastern Telecom was based on an internal valuation of Eastern Telecom. Under the terms of the Kernaghan agreement, we agreed to sell our remaining interest in Eastern Telecom at not less than fair market value, provided the terms of any such transaction are otherwise acceptable to us. Additionally, Eastern Telecom's minority shareholders have a put option, which gives them the right to put their Eastern Telecom shares back to us after one year, and we have a call option to reacquire shares of Eastern Telecom at any time, both at a price of $6.50 per share of Eastern Telecom common stock. As described above, we sold Eastern Telecom and repurchased remaining Eastern Telecom minority interest.

         Participants in the term note conversion and new equity participants also received 1,098,492 and 396,497 warrants to purchase our common stock at $0.50 and $1.00 per share, respectively. In conjunction with the issuance of the warrants, we valued the warrants at $320,968 using the Black-Scholes option pricing model in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." This warrant value was amortized to interest expense over the term of the put, which was one year, and was fully expensed upon the sale of Eastern Telecom.

OPERATING LOSS CARRYFORWARDS

         As of December 31, 2000, we had operating loss carryforwards for U.S. income tax purposes of approximately $36,014,000 available to reduce future taxable income through 2015. We also have investment, research and experimental credits of approximately $152,000 available to reduce future income taxes payable through 2020. During 1993, we experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

FACTORS AFFECTING FUTURE PERFORMANCE

         The following summarizes certain of the risks inherent in our business:

We may not be able to obtain additional capital to finance our operations when needed.

         We will require additional capital or other funding to finance our operations, new market development and continued growth. We may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. We may not be able to obtain such financing when needed, or that if obtained, it may not be sufficient or on terms and conditions acceptable to us. If we sell shares of our common stock, our existing shareholders will suffer dilution, which could be material.

We may not be able to achieve or sustain profitability in the future.

         After 15 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2000, we had an accumulated deficit of $51.2 million. We may not be able to achieve or sustain profitability in the future. We anticipate an increase in expenses as a result of research and development and marketing for our new products. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

If we fail to secure sufficient capital or fail to create a strong marketing support team, then our efforts to penetrate new markets could fail, resulting in decreased cash flow.

         Expanding our presence in the audio/visual command and control market will require capital for further software product development, and the creation of new sales channels. The inability to secure sufficient capital or the failure to create a strong sales channel/marketing support organization could result in a failed effort to penetrate these new markets, and adversely affect operating results and cash flow.

If we fail to develop competitive products in response to technological changes, our business will not grow or remain competitive.

         The market for our products is characterized by rapidly changing technology, evolving industry standards and frequent product introductions. Product introductions are generally characterized by increased functionality and quality at reduced prices. If we are unable, for technological or other reasons, to develop competitive products in a timely manner in response to changes in the industry, our business and operating results would be significantly harmed. For example, the successful launch of ONGOER(TM), our second-generation PC-based device controller, depends on our ability to complete the design and development of complex audio/visual control software built on a new software kernel co-developed with ACIS, Inc.

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

         We currently sell control and videoconferencing systems to a small number of major customers. During the year ended December 31, 2000, approximately 58% of our revenues were from four large customers. Further, we do not have long term contracts with any of our other customers, so our customers could stop purchasing our products at any time. The loss of any of our major customers, or any reduction in purchases by these customers, could significantly harm our business.

If we cannot attract, retain, train or manage our key management or technical personnel effectively, our ability to develop and sell new products could be hindered, resulting in a reduction in sales.

         Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Since we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel which could result in significant harm to our business. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees, and failure to do so could hinder the development and marketing of our products and result in a reduction in sales, and our customers could shift their purchases to our competitors.

We may not be able to maintain or improve our competitive position because there are competitors who currently engage in or may enter the market with far greater technical and financial resources than we have.

         Competition in the command and control and video communications markets is intense. We expect other competitors, some with significantly greater technical and financial resources, may enter these markets. If we cannot continue to offer new command and control and videoconferencing products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations. In the command and control market, our primary competitors are Panja, Inc. and Crestron Electronics, Inc. In the videoconferencing market, our primary competitors are PictureTel Corporation, VTEL Corporation, VCON, Inc., Tandberg Inc. and Polycom Inc

Fluctuations in our quarterly performance could adversely affect our total revenues and net income levels.

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

         Our common stock is subject to Rules 15g-1 through 15g-9 of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. Generally, accredited investors include institutions with assets in excess of $5,000,000 or individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 individually or $300,000 jointly with their spouses. The broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. The broker/dealer must furnish the purchaser a document outlining the risks associated with investing in penny stocks. Furthermore, the broker/dealer must inform the purchaser of:

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

         We currently have effective registration statements covering the resale of 6,134,616 shares of our common stock by certain shareholders. The sale of these shares into the market may adversely affect the market price of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         VSI conducts most of its business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at December 31, 2000 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and December 31,
         1999

         Consolidated Statements of Operations for Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of VSI Enterprises, Inc.

         We have audited the accompanying consolidated balance sheets of VSI Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSI Enterprises, Inc. and subsidiaries as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2001 (except for Note N which date is March 28, 2001)

                     VSI Enterprises, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  December 31,
                                                                    ----------------------------------------
                                                                       2000                          1999
                                                                    ----------                    ----------
CURRENT ASSETS

   Cash and cash equivalents                                        $1,779,548                    $  798,826
   Accounts receivable, less allowance
     for doubtful accounts of $244,630
     and $148,289 at December 31, 2000
     and 1999, respectively                                            511,702                       986,754
   Inventories, less allowance for obsolescence
     of $618,656 and $1,772,797 at December 31,
     2000 and 1999, respectively                                       407,044                       776,340
   Net current assets of discontinued operations                            --                       476,153
                                                                    ----------                    ----------

           Total current assets                                      2,698,294                     3,038,073

PROPERTY AND EQUIPMENT, net
   Continuing operations                                               252,701                       166,572
   Discontinued operations                                                  --                       577,676

OTHER ASSETS

   Software development costs, net                                     709,997                       205,295
   Investments                                                       3,558,684                            --
   Other long term assets                                               14,614                        14,614
   Other assets of discontinued operations, net                             --                       908,303
                                                                    ----------                    ----------
                                                                     4,283,295                     1,128,212

                                                                    $7,234,290                    $4,910,533
                                                                    ==========                    ==========

         The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                 December 31,
                                                                                 ---------------------------------------------
                                                                                     2000                             1999
                                                                                 ------------                     ------------
CURRENT LIABILITIES
   Current portion of capital lease and short term borrowings                    $     25,000                     $    105,907
   Convertible debentures                                                                  --                          939,750
   Accounts payable                                                                   453,021                          941,301
   Accrued expenses                                                                   440,097                        1,001,837
   Deferred revenue                                                                   702,907                        1,000,512
   Current liabilities of discontinued operations                                      84,350                               --
                                                                                 ------------                     ------------

           Total current liabilities                                                1,705,375                        3,989,307

Capital lease payables, less current portion                                           41,738                               --

REDEEMABLE MINORITY INTEREST                                                               --                        2,118,293
COMMITMENTS AND CONTINGENCIES                                                              --                               --

STOCKHOLDERS' EQUITY
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                                           --                               --
   Common stock, authorized 40,000,000 shares of
     $.001 par value; issued and outstanding
     15,163,218 shares at December 31, 2000
     and 12,300,144 at December 31,1999                                                15,163                           12,300
   Additional paid-in capital                                                      56,605,370                       48,508,074
   Accumulated deficit                                                            (51,248,040)                     (49,717,441)
   Accumulated other comprehensive income                                             114,684                               --
                                                                                 ------------                     ------------
                                                                                    5,487,177                       (1,197,067)

                                                                                 $  7,234,290                     $  4,910,533
                                                                                 ============                     ============

The accompanying notes are an integral part of these statements

                     VSI Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                   --------------------------------------------------
                                                       2000               1999                1998
                                                   ------------       ------------       ------------
Revenue
   Videoconferencing systems                       $  4,041,204       $  7,132,248       $ 13,574,213

Costs and expenses

   Cost of videoconferencing systems                  2,308,932          3,716,388         12,242,823
   Selling, general and administrative                3,288,724          4,467,821          5,939,448
   Research and development                             495,589            416,225            786,103
   Impairment loss                                           --                 --            772,233
                                                   ------------       ------------       ------------

                                                      6,093,245          8,600,434         19,740,607
                                                   ------------       ------------       ------------

       Loss from operations                          (2,052,041)        (1,468,186)        (6,166,394)

Loss on sale of investments                                  --           (167,539)          (452,005)
Other expenses, primarily financing charges            (259,831)          (884,244)        (1,607,735)
                                                   ------------       ------------       ------------

       Net loss from continuing operations
         before income taxes                         (2,311,872)        (2,519,969)        (8,226,134)

Income taxes - benefit                                  325,000                 --                 --
                                                   ------------       ------------       ------------

       Net loss from continuing operations           (1,986,872)        (2,519,969)        (8,226,134)


Discontinued operations:
   Operating income (loss) from
     discontinued operations                            (32,556)          (319,625)        (9,054,570)
   Gain on sale of a subsidiary, net of taxes           488,829                 --            344,732
                                                   ------------       ------------       ------------


       Net loss                                    $ (1,530,599)      $ (2,839,594)      $(16,935,972)
                                                   ============       ============       ============

Net loss per common share:

   Loss from continuing operations                 $      (0.14)      $      (0.20)      $      (0.69)
   Gain (loss) from discontinued operations                0.03              (0.03)             (0.73)
                                                   ------------       ------------       ------------

                                                   $      (0.11)      $      (0.23)      $      (1.42)
                                                   ============       ============       ============

Weighted average shares outstanding                  14,571,780         12,300,144         11,931,232
                                                   ============       ============       ============

The accompanying notes are an integral part of these statements

                     VSI Enterprises, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2000, 1999 and 1998

                                               Common stock                                        Accumulated
                                        -----------------------    Additional                         Other
                                        Number of                   paid-in        Accumulated    comprehensive
                                          Shares      Par value     capital          deficit         income          Total
                                       -----------    ---------   ------------     ------------   -------------   ------------
Balance, December 31, 1997              11,546,242     $11,546    $ 45,976,291     $(29,941,875)    $(455,038)    $ 15,590,924
                                       -----------     -------    ------------     ------------     ---------     ------------
Net loss for the year                           --          --              --      (16,935,972)           --      (16,935,972)
                                       -----------     -------    ------------     ------------     ---------     ------------
   Other comprehensive income
      Foreign currency translation
        adjustment                              --          --              --               --       114,191          114,191
                                       -----------     -------    ------------     ------------     ---------     ------------
       Comprehensive income                     --          --              --      (16,935,972)      114,191      (16,821,781)
                                       -----------     -------    ------------     ------------     ---------     ------------
Issuance of common shares
  for products and services                237,500         238         516,606               --            --          516,844
Issuance of common shares
  for conversion of
  convertible debentures                   445,956         446         702,097               --            --          702,543
Issuance of common shares
 for employee stock                         20,446          20          59,019               --            --           59,039
 purchase plan
Exercise of stock options                   50,000          50         124,969               --            --          125,019
Issuance of stock warrants                      --          --         830,057               --            --          830,057
                                       -----------     -------    ------------     ------------     ---------     ------------

Balance, December 31, 1998              12,300,144      12,300      48,209,039      (46,877,847)     (340,847)       1,002,645
                                       -----------     -------    ------------     ------------     ---------     ------------

Net loss for the year                           --          --              --       (2,839,594)           --       (2,839,594)
   Other comprehensive income
     Foreign currency translation
       adjustment and other                     --          --         (21,932)              --       340,847          318,915
                                       -----------     -------    ------------     ------------     ---------     ------------

       Comprehensive income                     --          --         (21,932)      (2,839,594)      340,847       (2,520,679)
                                       -----------     -------    ------------     ------------     ---------     ------------

Issuance of stock warrants                      --          --         320,967               --            --          320,967
                                       -----------     -------    ------------     ------------     ---------     ------------

Balance, December 31, 1999              12,300,144      12,300      48,508,074      (49,717,441)           --       (1,197,067)
                                       -----------     -------    ------------     ------------     ---------     ------------

Net loss for the year                                                                (1,530,599)           --       (1,530,599)
   Other comprehensive income
     Unrealized gain on investments             --          --              --               --       114,684          114,684
                                       -----------     -------    ------------     ------------     ---------     ------------
       Comprehensive income                     --          --              --       (1,530,599)      114,684       (1,415,915)
                                       -----------     -------    ------------     ------------     ---------     ------------

Issuance of common shares in
  private placement                      1,351,625       1,352       4,053,524               --            --        4,054,876
Issuance of common shares
 in conversion of
 minority interest                         524,126         524       1,572,009                                       1,572,533
Issuance of common shares for
 investment in
ACIS(Note A-9)                             500,000         500       2,154,500               --            --        2,155,000
Exercise of stock warrants                 151,898         152          78,944               --            --           79,096
Exercise of stock options                  118,480         118          93,790               --            --           93,908
Issuance of common shares
 for conversion of
 convertible debentures                    216,945         217         144,529               --            --          144,746
                                       -----------     -------    ------------     ------------     ---------     ------------

Balance, December 31, 2000              15,163,218     $15,163    $ 56,605,370     $(51,248,040)    $ 114,684     $  5,487,177
                                       ===========     =======    ============     ============     =========     ============



The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
                                                                      ----------------------------------------------------
                                                                          2000                1999                 1998
                                                                      -----------         -----------         ------------
Cash flows from operating activities:
   Net loss                                                           $(1,530,599)        $(2,839,594)        $(16,935,972)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Loss on sale of investments                                             --                  --              452,005
       (Gain) loss on sale of subsidiary                                 (813,829)            167,539                   --
       Depreciation and amortization                                      327,381             715,290            1,737,341
       Allowance to reduce inventory to
         lower of cost or market                                               --                  --            1,694,360
       Changes in operating assets and liabilities:
         Accounts receivable                                              856,051           1,985,675              229,973
         Inventories                                                      369,296             204,159              328,906
         Prepaid expenses and other assets                                     --              96,407               61,759
         Accounts payable                                                (488,278)         (1,230,288)            (727,692)
         Accrued expenses                                                (748,493)            130,597              969,611
         Deferred revenue                                                (297,605)           (353,104)           1,077,170
       Effect of operating activities of
         discontinued operations                                           21,340             448,238            8,583,905
                                                                      -----------         -----------         ------------
           Net cash used by operating
              activities                                               (2,304,736)           (675,081)          (2,528,634)

Cash flows from investing activities:
   Purchases of property and equipment, continuing
   operations                                                            (116,141)            (26,161)             (13,163)
   Proceeds from sale of minority interest in subsidiary                       --           1,040,000                   --
   Change in other assets, continuing operations                         (530,399)           (183,434)              17,878
   Proceeds from sale of investments                                           --                  --              492,776
   Proceeds from sale of subsidiary                                     1,287,835                  --                   --
   Effect of investing activities of
     discontinued operations                                               (1,572)           (132,622)            (368,609)
                                                                      -----------         -----------         ------------

           Net cash provided by
              investing activities                                        639,723             697,783              128,882
                                                                      -----------         -----------         ------------

Cash flows from financing activities:
   Net borrowings (payments) on notes
     payable and short term credit facilities                            (861,160)           (317,054)           2,384,237
   Proceeds from exercise of stock options, warrants
     and stock purchase plan                                              173,004                  --              184,058
   Proceeds from private placement, net of  issuance costs              4,054,876
   Payment for minority interest                                         (759,845)                 --                   --
                                                                      -----------         -----------         ------------
           Net cash provided (used) by financing
              activities                                                2,606,875            (317,054)           2,568,295
                                                                      -----------         -----------         ------------
Effect of exchange rate changes on cash
   and cash equivalents                                                        --              21,581              114,190
                                                                      -----------         -----------         ------------
Increase (decrease) in cash and cash equivalents                          941,862            (272,771)             282,733
Cash of subsidiary sold                                                        --             (40,284)                  --
Change in cash and cash equivalents included
   in net current assets of discontinued
   operations                                                              38,860              12,163              494,550

Cash and cash equivalents at beginning
   of the period                                                          798,826           1,099,718              322,435
                                                                      -----------         -----------         ------------

Cash and cash equivalents at end of the period                        $ 1,779,548         $   798,826         $  1,099,718
                                                                      ===========         ===========         ============
Supplementary disclosure:
   Interest paid                                                      $   115,831         $   459,453         $    427,737
                                                                      ===========         ===========         ============
   Income taxes paid                                                  $        --         $        --         $         --
                                                                      ===========         ===========         ============

Supplemental schedule of non cash
  investing and financing activities:
Non cash investing and financing activities:
   Conversion of debt to common stock                                 $   144,746         $        --         $    702,543
                                                                      ===========         ===========         ============
   Conversion of debt to subsidiary's stock                           $ 1,213,000         $        --         $         --
                                                                      ===========         ===========         ============
   Common stock issued for products and
     services                                                         $        --         $        --              516,844
                                                                      ===========         ===========         ============
   Issuance of stock warrants                                         $        --         $   320,967         $         --
                                                                      ===========         ===========         ============
   Issuance of common stock for investment in ACIS                    $ 2,155,000         $        --         $         --
                                                                      ===========         ===========         ============
   Issuance of common stock in conversion of Minority Interest        $ 1,572,533         $        --         $         --
                                                                      ===========         ===========         ============
   Notes payable for capital lease                                    $    66,738         $        --         $         --
                                                                      ===========         ===========         ============


The accompanying notes are an integral part of these statements.

                     VSI Enterprises, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

    6.   Goodwill

         The excess acquisition cost over the fair value of net assets of acquired businesses are amortized over 10 years on a straight-line basis. At December 31, 1998, as a result of continued losses incurred by the Company's network reselling subsidiary, Eastern Telecom, Inc. ("ETI"), an impairment loss of $6,995,211 was incurred related to the write-down of the majority of the original goodwill recorded with the Company's acquisition of ETI in 1996, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of" ("SFAS 121"). As the Company sold ETI on May 18, 2000, this impairment loss was reclassified to discontinued operations in the statement of operations for the year ended December 31, 1998 and the remaining unamortized goodwill amount of $860,120 at December 31, 1999 was included in the consolidated balance sheet in the caption "other assets of discontinued operations." Also in 1998, an additional impairment loss of $577,077 was recorded to eliminate all remaining goodwill related to the Company's European subsidiary. Management recorded the impairment loss in light of the Company's European subsidiary's continuing operating losses and expectations of future losses. This European subsidiary was sold on September 30, 1999 for $2.00 (Note B). The sale resulted in a loss of $167,539, primarily as a result of writing off $319,266 of cumulative foreign currency translation adjustments. Goodwill amortization in the amount of $23,892, $95,569 and $492,739 for the years ended December

   31, 2000, 1999 and 1998, respectively is included in the "operating loss from discontinued operations" caption in the consolidated statement of operations for each year presented.

   7.   Software Development Costs

        All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,375,198 and $1,349,502 at December 31, 2000 and 1999, respectively.
   Amortization expense charged to operations was $25,696, $49,653 and $582,703 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company capitalized $530,399, $179,599 and $0 of software development costs in 2000, 1999 and 1998, respectively.

   8.   Investments

          Investments consist of investments in equity securities and a 5% cost investment in another entity. The investment in equity securities is accounted for as available-for-sale and is stated at fair market value with unrealized gains and losses on this investment included in the shareholders' equity section of the balance sheet. The equity securities consist of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company's sale of ETI. (see note B). These shares have a fair value of $1,256,684 at December 31, 2000.

          On March 3, 2000, the Company issued 500,000 shares of its common stock in exchange for 250,000 shares of ACIS, Inc. ("ACIS"), representing approximately 5% of ACIS' common stock. ACIS is a Texas based, software technology Company, majority owned by the Company's Chief Technology Officer. ACIS is involved in the development of an advanced operating kernel to support the Company's new product architecture for PC-based device control. In further consideration of the Company's development contribution, ACIS has granted the Company a warrant to acquire up to 20% of ACIS' common stock at an exercise price of $2.00 per share. This option is exercisable by the Company any time through March, 2002. This investment in ACIS was recorded at cost of $2,302,000 and will be carried at cost until such time as the Company exercises its warrant to purchase an additional 15% of the shares of ACIS.

          During 1998, the Company sold its cost investments in Global Telemedix and Educational Video Conferencing ("EVC") resulting in a loss of $452,005. Global Telemedix provides computer hardware and software to healthcare providers and EVC acts as a marketing and technological bridge between higher education institutions and corporations. There were no receivables outstanding from investees at December 31, 2000 and 1999. In addition, sales to investees were $116,000 for the year ended December 31, 1998. There were no sales to investees in 1999 and 2000.

   9.   Accounting for Impairment of Long-Lived Assets

          Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. At December 31, 1998, the Company recorded a charge against continuing operations of $577,077 related to the writedown of goodwill previously recorded upon the Company's acquisition of its European subsidiary, and a charge against discontinued operations of $6,995,215 related to the writedown of goodwill previously recorded upon the Company's acquisition of its telephone network reselling subsidiary (Note A-6). Also in 1998, the Company recorded an additional impairment charge of $195,156 related to the writedown of its European subsidiary's net asset value to zero based on the European subsidiary's continuing losses. Management believes that remaining long-lived assets in the accompanying consolidated balance sheets at December 31, 2000 are appropriately valued.

    10.  Comprehensive Income

         Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. For the period ended December 31, 2000, the unrealized gain on investments was the only component of comprehensive income. For the period ended December 31, 1999 and 1998 the components of comprehensive income included translation adjustments of the Company's foreign subsidiaries, in which the asset and liability accounts of the Company's foreign subsidiaries were translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Stockholders' equity was translated at historical rates. Income statement items were translated at average currency exchange rates.


    11.  Revenue Recognition

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

    12.  Income Taxes

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

    13.  Stock Based Compensation

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in 1995, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123," Accounting for Stock-Based Compensation." SFAS No. 123 required that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note H).

         The Company accounts for common stock issued for goods or services under SFAS No. 123 whereby the transaction is measured at the fair value of the common stock issued. No shares were issued for goods or services in the years ended December 31, 2000 and 1999 while 237,500 common shares were issued for goods or services in the year ended December 31, 1998.

    14.  Net Loss Per Common Share

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

    15.  Fair Value of Financial Instruments

         Management believes that the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values as of each balance sheet date given the relatively short maturity of each of these instruments. The fair value of the

Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

    16.  Technological Change and New Products

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

         Management periodically evaluates the realizability of its technology-related assets, including inventories, software development costs and goodwill. During the year ended December 31, 1998, the Company recorded approximately $1,651,000 of additional cost of videoconferencing systems related to the write-down of certain inventories determined to be technologically obsolete. No write-down of these inventories was recorded in 1999 and approximately $209,000 was recorded in 2000. Management believes that no material impairment of remaining inventories and other assets existed at December 31, 2000. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.

    17.  Dependence on Third Parties

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

    18.  Reclassifications

         Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

NOTE B - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARIES

         On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom ("ETI"), entered into a definitive agreement to sell substantially all of the assets of ETI to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, stockholder approval, which occurred at the Annual Meeting held on May 18, 2000. The Company received initial consideration of approximately $1.8 million in cash, $500,000 of which is held in escrow until specified accounts receivable have been collected. In addition, the Company received 57,122 shares of PentaStar Communications, Inc. common stock, with a market value of $1,142,000. The sale of ETI resulted in a gain of $813,829. As a result of the decision to discontinue the Company's network reselling business, operating results for ETI have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

During the fourth quarter of 1998, the Company discontinued operations of its system integration subsidiary, Integrated Network Services, Inc ("INS") and in September 1999, INS filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Accordingly, operating results for this subsidiary has been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented. Summary operating results of the discontinued network reselling and system integration operations are as follows:

                                                        2000                 1999                 1998
                                                    -----------         ------------         ------------
Revenue:
  Network reselling                                 $ 2,181,341         $  6,449,770         $  5,863,198
  System integration                                         --                   --            1,518,952
                                                    -----------         ------------         ------------
                                                      2,181,341            6,449,770            7,382,150
                                                    -----------         ------------         ------------
Costs and expenses:
  Network reselling                                   2,213,897            6,517,771           14,154,063
  System integration                                         --              251,624            2,282,657
                                                    -----------         ------------         ------------
                                                      2,213,897            6,769,395           16,436,720
                                                    -----------         ------------         ------------

  Income (loss) from discontinued operations        $   (32,556)        $   (319,625)        $ (9,054,570)
                                                    ===========         ============         ============


         Assets and liabilities of the discontinued network reselling and system integration operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows:

                                                   2000              1999
                                                 --------         -----------
Current assets of network reselling              $     --         $ 2,682,800
Current liabilities of network reselling               --          (2,122,297)
                                                 --------         -----------
Net current assets of network reselling                --             560,503

Current assets of system integration               14,545              14,545
Current liabilities of system integration         (98,895)            (98,895)
                                                 --------         -----------
Net current deficit of system integration         (84,350)            (84,350)

Property and equipment, net of network
reselling                                              --             577,676
Property and equipment, net of system
integration                                            --                  --
Other assets of network reselling                      --             908,303
Other assets of system integration                     --                  --
                                                 --------         -----------

  Total assets                                   $(84,350)        $ 1,962,132
                                                 ========         ===========

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


NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31, 2000 and 1999:

                                                                            Estimated
                                                                             Service
                                        2000                1999             Life
                                     -----------         ----------        ------------
Machinery and equipment              $ 1,667,099         $ 1,508,857         3-10 years
Furniture and fixtures                   238,179             238,179           10 years
Leasehold improvements                    84,805              60,463            5 years
                                     -----------         ----------
                                       1,990,083           1,807,499
Less accumulated depreciation         (1,737,382)         (1,640,927)
                                     -----------         -----------

                                     $   252,701         $   166,572
                                     -----------         -----------

         Depreciation expense charged to continuing operations was approximately $95,000, $158,000 and $297,000 for the years ended December 31, 2000, 1999 and
1998, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

NOTE D - NOTES PAYABLE AND SHORT-TERM BORROWINGS

       Notes Payable

                                                                         2000        1999
                                                                         ----        ----


       VSI term notes payable, paid in full from proceeds of
       private placement during 2000                                          --    105,907

       ETI line of credit assumed by purchaser upon sale of ETI               --    757,746
                                                                         --------   -------
                                                                              --    863,653
       Current portion of notes payable                                       --    105,907
                                                                         --------   -------
                                                                              --    757,746
       Less notes payable included in net current assets
         of discontinued operations                                           --    757,746
                                                                         --------   -------

                                                                         $    --    $    --
                                                                         =======    =======

         During September 1998, the Company began offering $3,000,000 of term notes. A minimum of $5,000 was required for each subscription and each purchaser of the term notes received warrants to purchase shares of common stock of the Company on the basis of one warrant for each $8.00 of term notes purchased. The warrants had a term of five years, expiring on October 1, 2003 and were to become exercisable on April 1, 2000 at an exercise price of $1.68 per share. At December 31, 1998, the Company had issued $1,333,000 of term notes and 166,625 warrants. The Company valued these warrants at $270,645 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. This warrant value was recorded as debt discount to be amortized to interest expense over the period until the warrants became exercisable on April 1, 2000.

         On August 31, 1999, $1,213,000 of these term notes, including accrued interest, were converted into 195,099 shares of the Company's network reselling subsidiary, ETI, common stock, representing a 19.5% minority interest in ETI. ETI's minority shareholders had a put option, which gave them the right to put their ETI shares back to the Company at the price converted, at the earlier of the sale of ETI or August 31, 2000, and the Company had a call option to reacquire the shares of ETI at any time. Also, 151,625 of the original warrants were cancelled and the remaining unamortized debt discount related to these warrants of $96,548 was charged to interest expense in 1999. Total interest expense related to these warrants was $223,252 and $43,300 for the years ended December 31, 1999 and 1998, respectively. Converting term note holders were issued 318,492 warrants to purchase shares of common stock of the Company at $0.50 per share and 136,497 warrants to purchase shares of common stock of the Company at $1.00 per share. These warrants have a term of five years, expiring on August 31, 2004 and were exercisable immediately. The Company valued these warrants at $97,367 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 117%, risk free interest rate of 6.09%, and an expected term of five years. The value of these warrants was to be amortized to interest expense over the period to the first date on which the shares of ETI are eligible to be put back to the Company, which was August 31, 2000. Interest expense related to these warrants was $64,911 and $32,456 for the years ended December 31, 2000 and 1999, respectively. 100,709 of these warrants were exercised during 2000.

NOTE E - CONVERTIBLE DEBENTURES

         On February 23, 1998, the Company issued $3,000,000 of 5% convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. In addition, the Company issued 9,375 common stock purchase warrants to the holder of the Debentures and 9,375 common stock purchase warrants to an agent involved in the transaction. The warrants expire on February 23, 2003. Each warrant entitles the holder to purchase one common stock share of the Company at the price of $10.00. The Debentures were convertible at the lower of (i) $8.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. During 1998, $710,000 of Debentures plus accrued interest of $13,531 were converted into 445,956 common shares; $1,440,000 of the Debentures were redeemed by the Company at face value and the remaining Debentures were converted into a $900,000 term note.

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

         Effective August 31, 1999, the Company restructured its note payable, which consisted of principal and accrued interest totaling $1,089,750. The Company paid $150,000 at closing, and the remaining balance of $939,750 was exchanged for a 7% Secured Convertible Debenture, due and payable on August 31, 2000. In January and February, 2000, the convertible debenture holder converted $144,747 of principal and interest into 216,945 shares of the Company's common stock. The remaining balance of the convertible debenture was paid by the Company on March 1, 2000 using the proceeds from the private placement.


NOTE F - REDEEMABLE MINORITY INTEREST

         On August 31, 1999, the Company received $1,040,000 in proceeds from the sale of 16.0% of its ownership interest in its subsidiary, ETI. These minority shareholders had a put option, which gave them the right to put their ETI shares back to the Company at the price paid at the earlier of the sale of ETI or August 31, 2000. In conjunction with this transaction, the Company issued minority shareholders 780,000 warrants to purchase shares of common stock of the company at $0.50 per share and 260,000 warrants to purchase shares of common stock of the Company at $1.00 per share. These warrants have a term of five years, expiring on August 31, 2004 and were exercisable immediately. The Company valued these warrants at $223,600 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 117%, risk free interest rate of 6.09%, and an expected term of five years. The value of these warrants was to be amortized to interest expense over the period to the first date on which the shares of ETI were eligible to be put back to the Company, which was August 31, 2000. Interest expense related to these warrants was $149,067 and $74,533 for the years ended December 31, 2000 and 1999, respectively.

         As a result of this transaction and the conversion of the term notes into shares of ETI as discussed in Note E, at December 31, 1999 the Company held a 64.5% majority ownership in ETI. On February 24, 2000, the Company exchanged 524,126 of its common shares for 240,265 shares of ETI held by the minority shareholders.

   The remaining minority interest shares were repurchased pursuant to the terms of the shareholders agreement at the time of the sale of ETI, which amounted to $709,722.


NOTE G -  PRIVATE PLACEMENT

         On February 24, 2000, the Company issued a private placement memorandum for the sale of up to 1,500,000 shares of the Company's stock at $3.00 per share. The Company received proceeds of $4,054,876 from the sale of 1,351,625 shares of common stock at $3.00 per share. Approximately $826,668 of these proceeds were used to repay the remaining balance of the 7% Secured Convertible Debenture held by Thompson Kernaghan & Co. Ltd. ("Kernaghan").

NOTE H - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

    Stock Option Plan and Warrants

         The Company's board of directors has approved a stock option plan which covers up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                         2000                     1999                     1998
                                  -----------------------------------------------------------------------
                                              Weighted                 Weighted                  Weighted
                                              Average                   Average                  Average
                                              Exercise                 Exercise                  Exercise
                                    Shares     Price        Shares       Price        Shares      Price
                                  ---------   --------     --------    ----------    --------     -------

 Outstanding, beginning of year     530,695   $   3.01      593,322    $     5.46     475,867     $  6.88
   Granted                          754,500       2.59      173,697          0.40     196,250        1.75
   Exercised                      (118,480)       0.79           --            --    (50,000)        2.50
   Forfeited                      (194,517)                (236,324)         7.25    (28,795)        7.82
                                  ---------   --------     --------    ----------    --------     -------
   Outstanding, end of year         972,198   $   2.75      530,695    $     3.01     593,322     $  5.46
                                  =========   ========     ========    ==========    ========     =======


    The following table summarizes information about stock options outstanding at December 31, 2000:

                               Options Outstanding                      Options Exercisable
                 ----------------------------------------------         -------------------
                                      Weighted
                                      Average         Weighted                           Weighted
   Range of          Number          Remaining        Average           Number           Average
   Exercise      Outstanding at     Contractual       Exercise      Exercisable at       Exercise
     Price         31-Dec-00         Life (Years)       Price          31-Dec-00           Price
 --------------- --------------    --------------     ---------     --------------       --------
 $ 0.34 - $ 1.00      295,029          8.60           $ 0.54            191,022          $ 0.53
 $ 1.12 - $ 1.94      155,000          9.30             1.89            142,450            1.89
 $ 2.50 - $ 4.25      416,501          9.46             3.78             20,001            3.11
 $ 4.60 - $ 5.50       88,668          5.88             5.03             88,668            5.03
 $ 6.94 - $ 9.88        7,500          3.37             9.51              7,500            9.51
 $11.00 - $14.75        7,250          5.40            12.42              7,250           12.42
          $17.25        2,250          4.78            17.25              2,250           17.25
                      -------          ----           ------            -------          ------
                      972,198          8.76           $ 2.75            459,141          $ 2.35
                      =======          ====           ======            =======          ======


         In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. These warrants expire in July 2004.

         On May 1, 1999, 325,000 purchase stock warrants were granted to officers of the Company at an exercise price of $0.53 per share. These warrants expire May 1, 2004 and vest through May 1, 2000. 45,000 of these warrants were exercised during 2000. Additionally, on August 17, 1999, 25,000 purchase stock warrants were granted to an officer of the Company at an exercise price of $0.43 per share. These warrants vested on January 1, 2000 and expire on August 17, 2004.

         In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. 6,250 of these warrants were exercised during 2000. These warrants expire in July 2004.

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

                                           2000              1999                1998
                                       -----------       ------------        -------------
     Net loss:
       As reported                     $(1,530,599)      $ (2,839,594)       $(16,935,972)
       Pro forma                        (2,217,893)        (3,148,115)        (17,248,878)

     Net loss per common share:
       As reported                     $     (0.11)      $      (0.23)       $      (1.42)
       Pro forma                             (0.15)             (0.26)              (1.45)


         For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grants using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; expected volatility of 125%, 117% and 87%, risk-free interest rates of 5.5%-5.88%, 4.75%-5.88% and 5.0%-6.1% and expected lives of 3-7 years for all periods presented.

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

NOTE I - INCOME TAXES

         The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 2000 and 1999:

                                                           2000                 1999
                                                     ------------         ------------
Deferred income tax assets:
  Operating loss carryforwards                       $ 13,907,000         $ 12,927,000
  Nondeductible accruals and allowances                   337,000              636,000
  Capitalized inventory costs                              53,000               94,000
  Tax credit carryforwards                                156,000               89,000
  Other                                                     1,000               52,000
                                                     ------------         ------------
Gross deferred income tax assets                       14,454,000           13,798,000
Deferred income tax asset valuation allowance         (14,412,000)         (13,742,000)
                                                     ------------         ------------
    Net deferred income tax asset                    $     42,000         $     56,000
                                                     ============         ============

Deferred income tax liabilities                      $    (42,000)        $    (56,000)
                                                     ============         ============

Net deferred income tax                              $         --         $         --
                                                     ============         ============

         At December 31, 2000, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $36,014,000 available to reduce future taxable income and approximately $152,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2020.

         The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code during calendar year 1993. As a result, approximately $7,000,000 of the available tax loss carryforwards will be limited to a maximum utilization of approximately $1,000,000 annually.

NOTE J- MAJOR CUSTOMERS

         Revenue from four customers comprised approximately 58% of consolidated revenues for the year ended December 31, 2000. At December 31, 2000, related accounts receivable from these companies comprised 30% of consolidated receivables.

         Revenue from three customers comprised approximately 50% of consolidated revenues for the year ended December 31, 1999. At December 31, 1999, related accounts receivable from these companies comprised 30% of consolidated receivables.

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

NOTE K - OPERATING SEGMENTS AND RELATED INFORMATION

         In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of certain information regarding the Company's operating segments.

         Prior to 1998, the Company's three industry segments were made up of video conferencing, computer system integration and telephone network reselling. These industry segments were all operating in separate, one hundred percent owned, subsidiaries. In 1998, the Company discontinued operations of its computer system integration subsidiary. On May 18, 2000, the Company sold all of the assets of its network reselling subsidiary. These segments are included in discontinued operations in the accompanying consolidated balance sheets and statements of operations. As a result, at December 31, 2000, the Company is operating only in the video conferencing segment.

         The Company also had operations in the United States and Europe until the sale of the European subsidiary on September 30, 1999. The majority of the European revenue, operating loss, capital expenditures and identifiable assets detailed below originated in Belgium. Summary information related to the United States and European operations are as follows:

                                          For the years ended December 31,
                               ---------------------------------------------------------
                                   2000                   1999                   1998
                               -----------           ------------           ------------
Revenue:
  United States                $ 4,041,204           $  6,467,958           $ 10,652,157
  Europe                                __                664,290              2,922,056
                               -----------           ------------           ------------
                               $ 4,041,204           $  7,132,248           $ 13,574,213
                               ===========           ============           ============

Operating loss:
  United States                $(2,245,566)          $ (1,374,860)          $ (5,736,760)
  Europe                                --           $    (93,326)          $   (429,634)
                               -----------           ------------           ------------
                               $(2,245,566)          $ (1,468,186)          $ (6,166,394)

Capital expenditures:
  United States                $   201,978           $     19,363           $      4,833
  Europe                                --                  6,798                  8,330
                               -----------           ------------           ------------
                               $   201,978           $     26,161           $     13,163
                               ===========           ============           ============

                                         December 31,
                              ------------------------------
                                  2000                1999
                              ----------          ----------
Identifiable assets:
  United States               $7,234,290          $4,910,533
  Europe                              --                  --
                              ----------          ----------
                              $7,234,290          $4,910,533
                              ==========          ==========


NOTE L - COMMITMENTS AND CONTINGENCIES

    Operating Leases

         The Company leases office space and equipment under noncancelable operating leases expiring at various dates through 2002. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $292,000, $388,000 and $660,000, respectively. Approximate minimum annual future rental payments under the leases are as follows at December 31:

                                   Year ending:

                                   2001...............        $280,000
                                   2002...............         240,000
                                                              --------
                                                              $520,000
                                                              ========


    Litigation

         In November 2000 the company was named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of the Company that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit is seeking to recover approximately $740,000 in alleged preference payments from the Company. Management believes this case is without merit and intends to vigorously oppose the litigation, however, given the early stage of the proceedings, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE  M - QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following summarizes certain quarterly results of operations (in thousands, except per share data):

                                                                  Quarters ended
                                                   --------------------------------------------
                                                    March 31     June 30    Sept 30      Dec 31
                                                    --------     -------   --------      ------
                 Year ended December 31, 2000
                 Net revenue                         $1,654        $1,022    $  908     $   457
                 Loss from operations                  (225)         (445)     (398)       (984)
                 Net income(loss)                      (464)          379      (396)     (1,050)
                 Net earnings per common share
                       Basic                         $(0.04)       $ 0.03    $(0.03)     $(0.07)
                       Diluted                       $(0.04)       $ 0.02    $(0.03)     $(0.07)

                                                                   Quarters ended
                                                   -----------------------------------------------
                                                    March 31     June 30        Sept 30    Dec 31
                                                    --------     -------       --------    ------
                 Year ended December 31, 1999
                 Net revenue                        $ 1,705       $ 1,397       $ 2,051    $ 1,979
                 Loss from operations                  (584)         (686)         (127)       (71)
                 Net income(loss)                    (1,236)         (676)         (600)      (328)
                 Net earnings per common share
                       Basic                        $ (0.10)      $ (0.05)      $ (0.05)   $ (0.03)
                       Diluted                      $ (0.10)      $ (0.05)      $ (0.05)   $ (0.03)


NOTE N - SUBSEQUENT EVENTS

         On March 28, 2001, the Company acquired Quality Software Associates, Inc. (QSA), a custom programmer of audio/visual control systems. This merger was accounted for using the purchase method of accounting. The purchase included the transfer of 45,454 shares of VSI common stock valued at $59,544 for the outstanding shares of QSA.

               Report of Independent Certified Public Accountants
                                 on Schedule II

Board of Directors
VSI Enterprises, Inc.

         In connection with our audit of the consolidated financial statements of VSI Enterprises, Inc. and Subsidiaries referred to in our report dated March 2, 2001 (except for Note N which date is March 28, 2001), which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 2000, 1999 and 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ending December 31, 2000, 1999 and 1998.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 2, 2001

                      VSI Enterprises, Inc and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Column A                        Column B        Column C      Column D          Column E
                      --------                        --------        --------      --------          --------
                                                                      Additions
                                                     Balance at      Charged to                       Balance at
                                                      Beginning       Costs and     Deductions         End of
                    Description                      of Period        Expenses    Describe(1)(2)       Period
                    -----------                      ----------       ---------   --------------    -----------
  Year ended December 31, 2000
     Reserve for obsolete inventory                   $ 1,000,000     $  277,405     $ 658,749      $    618,656
     Reserve for doubtful accounts receivable             148,289        204,817       108,476           244,630

  Year ended December 31, 1999
     Reserve for obsolete inventory                   $ 1,677,440     $   56,000     $ 733,440      $  1,000,000
     Reserve for doubtful accounts receivable             360,000        135,669       347,380           148,289

  Year ended December 31, 1998
     Reserve for obsolete inventory                   $   178,235     $ 1,499,205    $       0      $  1,677,440
     Reserve for doubtful accounts receivable             323,079         213,462      176,541           360,000

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to directors and executive officers of the Company contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on June 13, 2001 is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation contained in the registrant's definitive proxy statement to be delivered to Shareholders in connection with the 2001 Annual Meeting of shareholders scheduled to be held on June 13, 2001 are incorporated hereby by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on June 13, 2000 are incorporated hereby by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on June 13, 2000 are incorporated hereby by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        1.  Financial Statements.

         The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2000 and December 31,
         1999

         Consolidated Statements of Operations for Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

         The following financial statement schedule of VSI Enterprises, Inc. for the years ended December 31, 2000, 1999 and 1998 is included pursuant to Item 8:

         Report of Independent Certified Public Accountants on Schedule II.

         Schedule II: Valuation and Qualifying Accounts

           3.  Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (referred to as "1996 10-K"); (xi) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as "1998 10-K/A"), (xii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (referred to as "March 1999 10-Q"), (xiii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (referred to as "June 1999 10-Q"), (xiv) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (xiii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8"), (xv) the Company's Current Report on Form 8-K dated August 31, 1999 (referred to as "1999 8-K"), (xvi) the Company's Registration Statement on Form S-3 amended January 31, 1999 ("1999 S-3"), (xvii) the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (referred to as "1999 10-K/A") and (xviii) the Company's Definitive Proxy Statement filed under
Schedule 14A on April 21, 2000 (referred to as "2000 Proxy Statement").

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

*10.3.2             Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3             Amendment No. 3 to 1991 Stock Option Plan (S-1)


*10.3.4             Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8,
                    Exhibit 4.5)

*10.3.5             Amendment No. 5 to 1991 Stock Option Plan

*10.4               1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit
                    4.1)

*10.5 Employment Agreement dated August 4, 1997, by and between the Registrant and Judi North (1997 10-Q)

*10.6               Consulting Agreement dated May 1, 1999 by and between the
                    Registrant, Taconic Partners, L.L.C., and Richard Harrison
                    (June 1999 10-Q)

*10.7               1994 Employee Stock Purchase Plan (1994 10-K)

*10.8               Promissory Note, dated November 18, 1999, issued to Thomson
                    Kernaghan & Co., Ltd. in the principal amount of $900,000
                    (1998 10-K/A)

*10.9               Assignment of Security Interest in Patents, dated November
                    18, 1999, by and between the Registrant and Thomson
                    Kernaghan & Co., Ltd. (1998 10-K/A)

*10.10 Receivable Sale Agreement, dated October 8, 1998, by and between VSI Network Solutions, Inc. and RFC Capital
                    Corporation (1998 10-K/A)

*10.11              Promissory Note Restructuring Agreement, dated as of August
                    31, 1999, by and between VSI Enterprises, Inc. and Thomson
                    Kernaghan & Co., Ltd. (1999 8-K)

*10.12 7% Secured convertible Debenture, dated August 31, 1999, issued to Thomson Kernaghan & Co., Ltd. in principal amount of $1,089,750 (1999 8-K)

*10.13 Stock Pledge Agreement, dated as of August 31, 1999, by and among VSI Enterprises, Inc., Thomson Kernaghan & Co., Ltd., the secured parties named therein, and Jackson Walker
                    L.L.P., as Depositary Agent (1999 8-K)

*10.14 License Agreement between ACIS, Inc. and the Registrant dated September 9, 1999 (1999 S-3)

*10.15 Strategic Investment Agreement between the ACIS, Inc. and the Registrant dated September 9, 1999 (1999 S-3)

*10.16 Stock Purchase Agreement dated as of September 28, 1999, by and among the Registrant, Paul D'Haeyer and Walter De Rop and Videoconferencing Systems, n.v. (1999 10-K/A)

*10.17 Securityholders Agreement dated September 30, 1999, by and among the Registrant, Paul D'Haeyer, and Walter De Rop (1999
                    10-K/A)

*10.18              Warrant Agreement dated September 30, 1999 issued to
                    Registrant by Videoconferencing Systems, n.v. (1999 10-K/A)

*10.19 Form of Subscription Agreement used in connection with Registrant's private placement that closed March 2000 (1999
                    10-K/A)

*10.20              Purchase Agreement among PentaStar Communications, Inc., OC
                    Mergerco 4, Inc. and the Registrant dated February 18, 2000
                    (2000 Proxy Statement)

*21.1               Subsidiaries of the Registrant (1996 10-K)

23.1                Consent of Grant Thornton LLP



(b)  Reports on Form 8-K.

           There were no reports on Form 8-K filed during the quarter ended December 31, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VSI ENTERPRISES,  INC.


                                   By:  /s/ Richard W. Egan
                                     -------------------------------------------
Date:  March 29, 2001                   Richard W. Egan, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.

          Signature                                          Title                           Date
          ---------                                          -----                           ----


  /s/ Larry M. Carr                                  Chairman of the Board              March 29, 2000
  ------------------------------------------
       Larry M. Carr


  /s/ Richard W. Egan                                Chief Executive Officer            March 29, 2000
  ------------------------------------------
       Richard W. Egan


  /s/ Robert W. Morris                               Chief Financial Officer            March 29, 2000
  ------------------------------------------         (Principal Financial and
       Robert W. Morris                              Accounting Officer)


  /s/ Julia B. North                                 Director                           March 29, 2000
  ------------------------------------------
       Julia B. North


  /s/ Edward S. Redstone                             Director                           March 29, 2000
  ------------------------------------------
       Edward S. Redstone