Form 10-Q
period 2001-03-31
VSI ENTERPRISES INC
filed 2001-05-10
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                     YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     OUTSTANDING AT
           CLASS OF SECURITIES                        MAY 9, 2001

COMMON STOCK, $.001 PAR VALUE                          15,225,338


================================================================================

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index


                FINANCIAL INFORMATION                                                              Page No.
                                                                                                   --------

PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                March 31, 2001 (unaudited) and December 31, 2000 (audited)......................        3

                Condensed Consolidated Statements of Operations
                Three Months Ended March 31, 2001 and 2000 (unaudited)..........................        4

                Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2001 and 2000 (unaudited)..........................        5

                Consolidated Statement of Stockholders' Equity (unaudited)......................        6

                Notes to Condensed Consolidated Financial Statements (unaudited)................        7

                Item 2.  Management's Discussion and Analysis of Financial                             10
                Condition and Results of Operations:

                Financial Condition.............................................................       10
                Results of Operations...........................................................       10
                Liquidity and Sources of Capital................................................       11

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       12

PART II.        Item 1.  Legal Proceedings......................................................       13

                Item 5.  Other Information .....................................................       13

                Item 6.  Exhibits and Reports on Form 8-K.......................................       13

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             MARCH 31,           DECEMBER 31,
                                                                               2001                 2000
ASSETS                                                                      (UNAUDITED)           (AUDITED)
                                                                            ------------         ------------
  CURRENT ASSETS
     Cash and cash equivalents                                              $    937,342         $  1,779,548
     Accounts receivable, net                                                  1,146,302              511,702
     Inventories, net                                                            425,942              407,044
     Prepaid expenses and other assets                                            26,895                   --
                                                                            ------------         ------------
           TOTAL CURRENT ASSETS                                                2,536,481            2,698,294

PROPERTY AND EQUIPMENT, NET
     Continuing Operations                                                       336,884              252,701

OTHER ASSETS
     Software development costs, net                                             852,722              709,997
     Investments                                                               3,655,106            3,558,684
     Other long term assets                                                       14,897               14,614
                                                                            ------------         ------------
                                                                            $  7,396,090         $  7,234,290
                                                                            ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of capital lease and short term borrowings             $     61,852         $     25,000
     Current liabilities of discontinued operations                               84,350               84,350
     Accounts payable                                                            662,673              453,021
     Accrued expenses                                                            419,103              440,097
     Deferred revenues                                                           975,914              702,907
                                                                            ------------         ------------
           TOTAL CURRENT LIABILITIES                                           2,203,892            1,705,375

COMMITMENTS AND CONTINGENCIES

Capital lease and notes payable, less current portion                             54,793               41,738

STOCKHOLDERS' EQUITY
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding, 15,225,338 at
          March 31, 2001 and 15,163,218 at December 31, 2000                      15,225               15,163
     Additional paid in capital                                               56,670,520           56,605,370
     Accumulated deficit                                                     (51,759,446)         (51,248,040)
     Accumulated other comprehensive income                                      211,106              114,684
                                                                            ------------         ------------
TOTAL STOCKHOLDERS' EQUITY                                                     5,137,405            5,487,177
                                                                            ------------         ------------
                                                                            $  7,396,090         $  7,234,290
                                                                            ============         ============


The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                2001                2000
                                                                            (UNAUDITED)          (UNAUDITED)
                                                                            ------------         ------------
REVENUES                                                                    $    435,289         $  1,653,788

COSTS AND EXPENSES
    Cost of sales                                                                214,463              913,412
    Selling, general and administrative                                          673,656              828,354
    Research and development                                                      95,605              137,354
                                                                            ------------         ------------
                                                                                 983,724            1,879,120
                                                                            ------------         ------------

 LOSS FROM OPERATIONS                                                           (548,435)            (225,332)

Other income (expense)                                                            37,029             (205,740)
                                                                            ------------         ------------

 LOSS FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                               (511,406)            (431,072)


Income taxes                                                                          --                   --
                                                                            ------------         ------------
 LOSS FROM CONTINUING OPERATIONS                                                (511,406)            (431,072)

Loss from discontinued operations, net of taxes                                       --              (32,556)
                                                                            ------------         ------------
 NET LOSS                                                                   $   (511,406)        $   (463,628)
                                                                            ============         ============


Net loss per common share - basic and diluted
    Loss from continuing operations                                         $      (0.03)        $      (0.03)
    Loss from discontinued operations                                              (0.00)               (0.01)
                                                                            ------------         ------------

                                                                            $      (0.03)        $      (0.04)
                                                                            ============         ============

Weighted average shares outstanding - basic and diluted                       15,180,052           13,111,276
                                                                            ============         ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                2001                2000
                                                                             (UNAUDITED)         (UNAUDITED)
                                                                            ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $   (511,406)        $   (463,628)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                            27,813              221,880
         Changes in operating assets and liabilities:
             Accounts receivable                                                (466,336)            (279,926)
             Inventories                                                         (22,053)             137,882
             Prepaid expenses and other assets                                   (26,895)            (101,359)
             Accounts payable                                                     53,462             (245,316)
             Accrued expenses                                                    (51,505)            (243,347)
             Deferred revenues                                                   271,392             (128,095)
             Effect of operating activities of discontinued operations                --              (28,623)
                                                                            ------------         ------------
             Net cash provided (used) by operating activities                   (725,528)          (1,130,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                  (20,480)              (8,803)
     Purchases of property and equipment, discontinued operations                     --              (27,087)
     Change in other assets, continuing operations                              (122,875)            (166,207)
     Change in other assets, discontinued operations                                  --               25,514
                                                                            ------------         ------------
             Net cash provided (used) by investing activities                   (143,355)            (176,583)
                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on notes payable
         and short term credit facilities                                         (5,247)            (894,696)
     Proceeds from exercise of stock options                                       5,666               13,368
     Proceeds from private placement, net of issuance costs                           --            4,054,876
                                                                            ------------         ------------
             Net cash provided (used) by financing activities                        419            3,173,548
                                                                            ------------         ------------


Increase (decrease) in cash and cash and cash equivalents                       (868,464)           1,866,433


Cash provided by discontinued operations                                              --               38,860

Cash provided by acquired operations                                              26,258                   --

Cash and cash equivalents at beginning of the period                           1,779,548              798,826
                                                                            ------------         ------------
Cash and cash equivalents at end of the period                              $    937,342         $  2,704,119
                                                                            ============         ============

The accompanying notes are an integral part of these statements

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                       Common Stock
                                                 ----------------------  Additional                           Other
                                                   Number of               Paid in     Accumulated        Comprehensive
                                                    Shares    Par Value    Capital       Deficit              Income     Total
                                                 --------------------------------------------------------------------------------
Balance December 31, 2000                         15,163,218   $15,163   $56,605,370   $(51,248,040)         $114,684  $5,487,177

Net loss for the quarter                                                                   (511,406)                     (511,406)
 Other comprehensive income
  Change in investment in marketable securities                                                                96,422      96,422
                                                 --------------------------------------------------------------------------------
   Comprehensive income                                                                    (511,406)           96,422    (414,984)
                                                 --------------------------------------------------------------------------------

Exercise of stock options                             16,666        17         5,650                                        5,667
Issuance of common shares for purchase of QSA         45,454        45        59,500                                       59,545

                                                 --------------------------------------------------------------------------------
Balance March 31, 2001                            15,225,338   $15,225   $56,670,520  $ (51,759,446)         $211,106  $5,137,405
                                                 --------------------------------------------------------------------------------

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on April 2, 2001.

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

NOTE 3 - DISCONTINUED OPERATIONS

On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom, entered into a definitive agreement to sell substantially all of the assets of Eastern Telecom to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, approval by the stockholders of VSI Enterprises at the Annual Meeting, which was granted on May 18, 2000. As a result of the decision to discontinue the Company's network reselling business, operating results for Eastern Telecom have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

NOTE 4 - NET INCOME (LOSS) PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. Basic and diluted net income (loss) are the same for the three month periods ended March 31, 2001 and 2000 because the Company's potentially dilutive securities, convertible debentures and stock options, are antidilutive in all periods presented.

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

NOTE 6 - REVENUE RECOGNITION

Revenue from sales of videoconferencing systems and related maintenance contracts on these systems are included in videoconferencing systems revenues. Revenues on systems sales are recognized upon shipment. If installation costs relating to the systems sold are significant, revenue is only recognized for the installation as the costs associated with the installation are incurred. Revenue on maintenance contracts is recognized over the term of the related contract. The SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principals generally accepted in the United States to revenue recognition in the financial statements. The Company reviewed its revenue recognition policies and determined that we are in compliance with SAB 101.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - ACQUISITION

On March 28, 2001, the Company acquired Quality Software Associates, Inc. ("QSA"), a custom programmer of audio/visual control systems. This merger was accounted for using the purchase method of accounting. The purchase included the transfer of 45,454 shares of VSI stock valued at $59,545 for the outstanding shares of QSA. There was no goodwill booked as a result of this transaction.

NOTE 9 - COMPREHENSIVE INCOME

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. The unrealized gain on marketable securities represents our only component of comprehensive income. Comprehensive income (loss) for the three month periods ended March 31, 2001 and 2000 was ($414,984) and ($463,628), respectively.

NOTE 10 - INVESTMENTS

Investments consist primarily of equity securities, which are accounted for as available for sale securities and are stated at fair value. Unrealized gains and losses on these investments are included in the stockholders' equity section of the balance sheet.

NOTE 11 - STOCK OPTIONS

The Company's board of directors has approved a stock option plan which covers up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:



                                                   Shares
                                                   ------

         Outstanding at beginning of quarter             988,864
           Granted                                       142,876
           Exercised                                     (16,666)
           Forfeited                                     (72,488)
                                                       ---------
         Outstanding, end of quarter                   1,042,586
                                                       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. Notes to the consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2000 should be read in conjunction with both sets of consolidated financial statements.

FINANCIAL CONDITION

During the quarter ended March 31, 2001, total assets increased approximately 2% to $7,396,090 from $7,234,290 primarily as a result of our purchase of Quality Software Associates, Inc. ("QSA") on March 28, 2001, an increase in accounts receivable of $634,600, an increase in capitalized software development cost of $142,725, offset by a decrease in cash of $842,206.

Current liabilities increased by $498,488, or 29%, principally due to the acquisition of QSA, increased deferred revenues of $273,007, increased accounts payable of $209,623 and increased short term notes payable of $36,852.

We exchanged 45,454 of our common shares valued at $59,545 for the net assets of QSA. There was no goodwill booked as a result of this transaction.

RESULTS OF OPERATIONS

REVENUES

Revenues were $435,289 and $1,653,788 for the three months ended March 31, 2001 and 2000, respectively. The 74% decrease from 2000 to 2001 was primarily due to the startup of the new Ongoer(TM) system and the transition away from being a hardware and software company to a predominantly software company.

GROSS MARGIN

Gross margin as a percentage of revenues was approximately 51% and 45% for the three months ended March 31, 2001 and 2000, respectively. The increase resulted from higher service revenues in relationship to total revenues as compared to the prior year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

 Selling, general and administrative expenses were $673,656 and $828,354 for the three months ended March 31, 2001 and 2000, respectively. The 19% decrease from the first quarter of 2000 to the first quarter of 2001 results from our consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

RESEARCH AND DEVELOPMENT EXPENSES

 We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $95,605 and $137,354 for the three months ended March 31, 2001 and 2000, respectively. This decrease in expenses was due to an increase in the amount of capitalized cost associated with the new products line. During the three months ended March 31, 2001, we capitalized $122,875 in software development costs related to these new products under development.

OTHER INCOME(EXPENSE)

Other income (expense) was $37,029 of miscellaneous income for the three months ended March 31, 2001 compared with $(205,740) of expense, primarily finance charges for the three months ended March 31, 2000. The reduction of other expense is primarily related to lower interest expenses and debt discount costs resulting from the repayment of our debt.

DISCONTINUED OPERATIONS

On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary, and, as a result accounted for Eastern Telecom as discontinued operations. Accordingly, operating results were reclassified and reported as discontinued operations. Operating loss from discontinued operations was ($32,556) for the three months ended March 31, 2000. The sale was completed on May 18, 2000. There was no impact on our financial results for the three months ended March 31, 2001 of these discontinued operations.

NET LOSS

Net loss for the three months ended March 31, 2001 was $511,406; an increase of 10% from the net loss of $463,628 for the three months ended March 31, 2000. The increase in the net loss for the periods was due primarily to the decrease in revenues. Net loss per share was $0.03 for the 2001 period, compared to $0.04 for the 2000 period. The net loss per share for the 2000 period includes a $0.01 per share loss for discontinued operations.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of March 31, 2001, we had cash and cash equivalents of $973,342. We used $725,528 in cash from operating activities in the first quarter ended March 31, 2001, primarily due to our loss of $511,406 and an increase in accounts receivable of $466,336, offset by a decrease in deferred revenues of $271,392. Cash used in investing activities was $143,355, of which $122,875 was for software development and $20,480 was for the purchase of equipment.

We believe that existing cash and certain escrowed funds to be received from the sale of Eastern Telecom will be sufficient to meet our cash flow requirements at least through the end of 2001. We may require additional funding in fiscal 2001 to fund our development activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us.

We expect to spend approximately $100,000 for capital expenditures in the remainder of fiscal 2001.


FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and market our new Ongoer product line and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of our financial instruments is generally not significantly impacted by changes in the interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense because we do not currently have any outstanding indebtedness under credit facilities or other interest bearing instruments. Changes in foreign currency exchange rates have no effect on financial statements subsequent to September 1999, based on the sale of our European subsidiary.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 5. OTHER INFORMATION

On March 10, 2001 we signed a definitive agreement to purchase Quality Software Associates, Inc. of Carlsbad, California ("QSA"). QSA is a leading developer of custom audio/visual software solutions for Panja and Creston A/V controllers, and develops custom software for other complex PC-based applications and real-time embedded software systems. This transaction closed on March 28, 2001 and was accounted for using the purchase method of accounting. We exchanged 45,454 shares of our common stock valued at $59,545 for QSA's shares.

Effective April 27, 2001, Dallas S. Clement was appointed a director of the Company. Mr. Clement, 36, has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. since August 2000. Prior to that, he served as Vice President and Treasurer from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises and Cox Communications.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
                  None


(b)  Reports on Form 8-K:

         The following report on Form 8-K was filed during the quarter ended March 31, 2001: Current Report dated March 12, 2001 (relating to the signing of a definitive agreement to acquire QSA).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    VSI ENTERPRISES, INC.




Date:  May 9, 2000                  /s/ Richard W. Egan
       ----------------             --------------------------------------------
                                    Chief Executive Officer
                                    (Principal executive officer)





                                    /s/ Robert W. Morris
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)