Form 10-Q
period 2001-06-30
VSI ENTERPRISES INC
filed 2001-08-14
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                                       OUTSTANDING AT
     CLASS OF SECURITIES                               AUGUST 8, 2001
     -------------------
COMMON STOCK, $.001 PAR VALUE                            15,238,703

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES

                                      Index

                FINANCIAL INFORMATION                                                               Page No.
                                                                                                    --------
PART I.         Item 1.  Financial Statements:

                Condensed Consolidated Balance Sheets
                June 30, 2001 (unaudited) and December 31, 2000 (audited).......................        3

                Condensed Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2001 and 2000 (unaudited)...................        4

                Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 2001 and 2000 (unaudited).............................        5

                Consolidated Statement of Stockholders' Equity
                Six Months Ended June 30, 2001 (unaudited)......................................        6

                Notes to Condensed Consolidated Financial Statements (unaudited) ...............        7

                Item 2.  Management's Discussion and Analysis of Financial                             10
                Condition and Results of Operations:

                Financial Condition.............................................................       10
                Results of Operations...........................................................       10
                Liquidity and Sources of Capital................................................       12

                Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............       12

PART II.        Item 1.  Legal Proceedings......................................................       13

                Item 4.  Submissions of Matters to a Vote of Security Holders ..................       13

                Item 5.  Other Information......................................................       13

                Item 6.  Exhibits and Reports on Form 8-K.......................................       14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            JUNE 30,
                                                                              2001               DECEMBER 31,
                                                                           (UNAUDITED)               2000
                                                                          ------------           ------------
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                            $    695,313           $  1,779,548
     Accounts receivable, net                                                  370,695                511,702
     Inventories, net                                                          373,824                407,044
     Prepaid expenses and other assets                                          27,548                     --
                                                                          ------------           ------------
           TOTAL CURRENT ASSETS                                              1,467,380              2,698,294

PROPERTY AND EQUIPMENT, NET                                                    263,776                252,701

OTHER ASSETS
     Software development costs, net                                           781,663                709,997
     Investments                                                             3,672,928              3,558,684
     Other long term assets                                                     14,614                 14,614
                                                                          ------------           ------------
                                                                          $  6,200,361           $  7,234,290
                                                                          ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of capital lease and short term borrowings           $     38,453           $     25,000
     Current liabilities of discontinued operations                             84,350                 84,350
     Accounts payable                                                          715,933                453,021
     Accrued expenses                                                          450,777                440,097
     Deferred revenues                                                         769,419                702,907
                                                                          ------------           ------------
           TOTAL CURRENT LIABILITIES                                         2,058,932              1,705,375

COMMITMENTS AND CONTINGENCIES


Capital lease, less current portion                                             47,168                 41,738

STOCKHOLDERS' EQUITY
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding, 15,238,703 at
          June 30, 2001 and 15,163,218 at December 31, 2000                     15,239                 15,163
     Additional paid in capital                                             56,685,921             56,605,370
     Accumulated deficit                                                   (52,835,827)           (51,248,040)
     Accumulated other comprehensive income                                    228,928                114,684
                                                                          ------------           ------------
           TOTAL STOCKHOLDERS' EQUITY                                        4,094,261              5,487,177
                                                                          ------------           ------------
                                                                          $  6,200,361           $  7,234,290
                                                                          ============           ============

The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                     JUNE 30                                  JUNE 30
                                                       ---------------------------------         ---------------------------------
                                                           2001                 2000                 2001                 2000
                                                        (UNAUDITED)          (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                       ------------         ------------         ------------         ------------
REVENUES                                               $    549,062         $  1,022,395         $    984,351         $  2,676,183


    Cost of sales                                           424,683              500,473              639,146            1,413,885
    Selling, general and administrative                     824,290              844,683            1,497,946            1,673,037
    Research and development                                346,795              122,523              442,400              259,877
                                                       ------------         ------------         ------------         ------------
                                                          1,595,768            1,467,679            2,579,492            3,346,799
                                                       ------------         ------------         ------------         ------------

        LOSS FROM OPERATIONS                             (1,046,706)            (445,284)          (1,595,141)            (670,616)

Other income (expense)                                      (29,675)            (109,680)               7,354             (315,420)
                                                       ------------         ------------         ------------         ------------
        LOSS FROM CONTINUING
          OPERATIONS BEFORE INCOME TAXES                 (1,076,381)            (554,964)          (1,587,787)            (986,036)


Income taxes benefit (expense)                                   --              373,000                   --              373,000
                                                       ------------         ------------         ------------         ------------
        LOSS FROM CONTINUING OPERATIONS                  (1,076,381)            (181,964)          (1,587,787)            (613,036)

Loss from discontinued operations, net of taxes                  --                   --                   --              (32,556)
Gain on disposal of subsidiary                                   --              560,829                   --              560,829
                                                       ------------         ------------         ------------         ------------
        NET INCOME (LOSS)                              $ (1,076,381)        $    378,865         $ (1,587,787)        $    (84,763)
                                                       ============         ============         ============         ============


Net income (loss) per common share (basic)
    Continuing operations                              $      (0.07)        $      (0.01)        $      (0.10)        $      (0.04)
    Discontinued operations                                      --                 0.04                   --                 0.03
                                                       ------------         ------------         ------------         ------------
                                                       $      (0.07)        $       0.03         $      (0.10)        $      (0.01)
                                                       ============         ============         ============         ============

Net income (loss) per common share (diluted)
   Continuing operations                               $      (0.07)        $      (0.01)        $      (0.10)        $      (0.04)
   Discontinued operations                                       --                 0.03                   --                 0.03
                                                       ------------         ------------         ------------         ------------
                                                       $      (0.07)        $       0.02         $      (0.10)        $      (0.01)
                                                       ============         ============         ============         ============


Weighted shares outstanding
    Basic                                                15,231,360           14,964,249           15,205,410           14,037,763
    Diluted                                              15,231,360           16,796,251           15,205,410           14,037,763

The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                              ---------------------------------
                                                                                  2001                 2000
                                                                               (UNAUDITED)          (UNAUDITED)
                                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $ (1,587,787)        $    (84,763)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Gain on sale of subsidiary                                                     --             (933,829)
         Depreciation and amortization                                             151,849              350,193
         Changes in operating assets and liabilities:
             Accounts receivable                                                   309,271             (503,308)
             Inventories                                                            33,220              117,560
             Prepaid expenses and other assets                                     (27,548)            (101,329)
             Accounts payable                                                      106,722             (332,324)
             Accrued expenses                                                      (19,830)            (428,877)
             Deferred revenues                                                      64,897              151,727
             Effect of operating activities of discontinued operations                  --             (110,320)
                                                                              ------------         ------------
             Net cash used by operating activities                                (969,206)          (1,875,270)
                                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                     (3,505)            (117,867)
     Purchases of property and equipment, discontinued operations                       --              (27,087)
     Change in other assets, continuing operations                                (122,592)            (295,529)
     Change in other assets, discontinued operations                                    --               25,514
     Cash from sale of discontinued operations                                          --            1,287,835
                                                                              ------------         ------------
             Net cash provided (used) by investing activities                     (126,097)             872,866
                                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on notes payable
         and short term credit facilities                                          (36,271)            (894,695)
     Proceeds from exercise of stock options                                        21,081               91,912
     Proceeds from private placement, net of issuance costs                             --            4,054,876
     Payment for minority interest                                                      --             (709,722)
                                                                              ------------         ------------
             Net cash provided (used) by financing activities                      (15,190)           2,542,371
                                                                              ------------         ------------


Increase (decrease) in cash and cash and cash equivalents                       (1,110,493)           1,539,967
Cash provided by discontinued operations                                                --               38,860
Cash provided by acquired operations                                                26,258                   --
Cash and cash equivalents at beginning of the period                             1,779,548              798,826
                                                                              ------------         ------------
Cash and cash equivalents at end of the period                                $    695,313         $  2,377,653
                                                                              ============         ============

The accompanying notes are an integral part of these statements.

VSI ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                         Common Stock
                                                  ----------------------   Additional                       Other
                                                   Number of                 Paid in      Accumulated   Comprehensive
                                                    Shares     Par Value     Capital        Deficit         Income         Total
                                                  ---------------------------------------------------------------------------------
Balance December 31, 2000                         15,163,218    $15,163    $56,605,370   $(51,248,040)     $114,684     $ 5,487,177

Net loss for the period                                                                    (1,587,787)                   (1,587,787)
 Other comprehensive income:
  Change in investment in marketable securities                                                             114,244         114,244
                                                  ---------------------------------------------------------------------------------
   Comprehensive income                                                                    (1,587,787)      228,928      (1,473,543)
                                                  ---------------------------------------------------------------------------------

Exercise of stock options                             30,031         31         21,051                                       21,082
Issuance of common shares for purchase of QSA         45,454         45         59,500                                       59,545

                                                  ---------------------------------------------------------------------------------
Balance June 30, 2001                             15,238,703    $15,239    $56,685,921   $(52,835,827)     $228,928     $ 4,094,261
                                                  ---------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                     VSI ENTERPRISES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of VSI Enterprises, Inc. and subsidiaries (the "Company" or "VSI") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period and six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC on April 2, 2001.

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

NOTE 6 - REVENUE RECOGNITION

Revenue from sales of videoconferencing systems and related maintenance contracts on these systems are included in videoconferencing systems revenues. Revenues on systems sales are recognized upon shipment. If installation costs relating to the systems sold are significant, revenue is only recognized for the installation as the costs associated with the installation are incurred. Revenue on maintenance contracts are recognized over the term of the related contract. The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements", in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principals generally accepted in the United States to revenue recognition in the financial statements. Management has reviewed its revenue recognition policies and determined that the Company is in compliance with SAB 101.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In November 2000 the Company was named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of the Company that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit is seeking to recover approximately $740,000 in alleged preference payments from the Company. Management believes this case is without merit and intends to vigorously oppose the litigation, however, given the early stage of the proceedings, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been recorded in the accompanying financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - ACQUISITION

On March 28, 2001, the Company acquired Quality Software Associates, Inc. ("QSA"), a custom programmer of audio/visual control systems. This merger was accounted for using the purchase method of accounting. The purchase included the transfer of 45,454 shares of VSI stock valued at $59,545 for the outstanding shares of QSA. There was no goodwill recorded as a result of this transaction.

NOTE 9 - COMPREHENSIVE INCOME

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. The unrealized gain on marketable securities represents our only component of comprehensive income. Comprehensive income (loss) for the three month periods ended June 30, 2001 and 2000 was ($1,058,559) and $561,410, and for the six month periods ended June 30, 2001 and 2000 was ($1,473,543) and $97,782, respectively.

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

NOTE 11 - STOCK OPTIONS

The Company's board of directors has approved a stock option plan which covers up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                                                   Shares
                                                                  ---------
                    Outstanding at beginning of quarter           1,042,586
                      Granted                                        40,000
                      Exercised                                     (13,365)
                      Forfeited                                     (14,500)
                                                                  ---------
                    Outstanding, end of quarter                   1,054,721
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

FINANCIAL CONDITION

During the six months ended June 30, 2001, total assets decreased approximately 14% to $6,200,361 from $7,234,290 at December 31, 2000. This was primarily the result of a decrease in cash of $1,084,235, a decrease in accounts receivable of $141,007, offset by increases in capitalized software costs of $71,666 and investments of $114,244. Investments increased as a result of the change in the stock price of the PentaStar Communications, Inc. shares held in escrow resulting from the sale of our subsidiary, VSI Network Solutions, Inc. as described in "Note 3 - Discontinued Operations" in the "Notes to the Condensed Consolidated Financial Statements".

Current liabilities increased by $353,557, or 21%, due to the acquisition of Quality Software Associates, Inc. ("QSA") on March 28, 2001, increased accounts payables of $262,912, increased deferred revenue of $66,512 and offset by an increase in accrued liabilities of $10,680.

We exchanged 45,454 of our common shares valued at $59,545 for the net assets of QSA. There was no goodwill recorded as a result of this transaction.

RESULTS OF OPERATIONS

REVENUES

Revenues were $549,062 and $1,022,395 for the three months ended June 30, 2001 and 2000, respectively. The 46% decrease from 2000 to 2001 was primarily due to the startup of the new Ongoer(TM) system and the transition away from being a hardware and software company to a predominantly software company. The first sales of the Ongoer(TM) product line were in March 2001.

For the six months ended June 30, 2001 revenues were $984,351 reflecting a 63% decrease from revenues of $2,676,183 for the same period in 2000. This reduction in revenue is due to the movement away from the old Omega(TM) software and hardware system sales to the new Ongoer (TM) software system sales.

GROSS MARGIN

Gross margin as a percentage of revenues was approximately 23% and 51% for the three months ended June 30, 2001 and 2000, respectively. This decrease resulted from the amortization of capitalized software cost for the Ongoer (TM) product line, which began shipping in March 2001. It is our policy that software development costs are capitalized once the product becomes technologically feasible and then these costs are amortized over 36 months once the product is shipped. Amortization costs for the three months ended June 30, 2001 were $69,000. We also increased our obsolescence reserve against our Omega systems inventory by $96,000 for the three months ended June 30, 2001 as compared to the similar period in 2000.

Gross margin as a percentage of revenues for the six months ended June 30, 2001 and 2000 were 35% and 47%, respectively. The reason for the lower margin is discussed above.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $824,290 and $844,683 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses were $1,497,946 and $1,673,037, respectively. The decrease in both the three month and six month periods ended June 30, 2001 compared to the similar periods in 2000 resulted from our consolidation of operations, reductions in personnel and ongoing efforts to cut costs. These reductions in costs were net of additional expense from the operations of QSA, which was acquired on March 28, 2001. These expenses amounted to $232,000 for the three month period ended June 30, 2001.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $346,795 and $122,523 for the three months ended June 30, 2001 and 2000, respectively. The expensed costs for the six months ended June 30, 2001 and 2000 were $442,400 and $259,877, respectively. During the three months ended June 30, 2001, we did not capitalize any software development costs related to new products under development, which caused our expenses to increase relative to the prior year.

OTHER EXPENSES

Other income (expense) consisted of $(29,675) of miscellaneous expense for the three months ended June 30, 2001 compared with $(109,680) of expense, primarily finance charges, for the three months ended June 30, 2000. Other income (expense) was $7,354 and ($315,420) for the six months ended June 30, 2001 and 2000, respectively. The reduction of other expense is primarily related to lower interest expenses and debt discount costs resulting from the repayment of our debt in the second quarter of 2000.

DISCONTINUED OPERATIONS

On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary, and, as a result accounted for Eastern Telecom as discontinued operations. Accordingly, operating results were reclassified and reported as discontinued operations. Operating loss from discontinued operations was ($32,556) for the six months ended June 31, 2000. The sale was completed on May 18, 2000. There was no impact on our financial results for the three months and six months ended June 30, 2001 of these discontinued operations.

GAIN ON DISPOSAL OF SUBSIDIARY

We realized a gain of $560,829 for the three and six months ended June 30, 2000, net of taxes of $373,000 from the sales of Eastern Telecom. There was no impact on our financial results for the three months and six months ended June 30, 2001 of this gain on disposal of subsidiary.

NET INCOME (LOSS)

The net loss for the three months ended June 30, 2001 was $1,076,381 as compared to a net income of $378,865 for the three months ended June 30, 2000. The year earlier period included income from the sale of Eastern Telecom of $933,829, before taxes. For the six months period ended June 30, 2001 we lost $1,587,787 compared to a loss of $84,763 for the same period in 2000. The increase in the net loss for the periods was due primarily to the decrease in revenues as described above.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of June 30, 2001, we had cash and cash equivalents of $695,313. We used $969,206 in cash from operating activities in the six months ended June 30, 2001, primarily due to our loss of $1,587,787, offset by a decrease in accounts receivable of $309,271 and an increase in accounts payable of $106,722. Cash used in investing activities was $126,097, of which $122,592 was for software development and $3,505 was for the purchase of equipment. As part of the sale of Eastern Telecom to PentaStar Communications, Inc. PentaStar was required to escrow 57,122 shares of its common stock. The terms of the sale were such that the escrowed shares are to be released to us, one third on November 18, 2001, one third on May 18, 2002 and one third on November 18, 2002.

We may require additional funding during the remainder of fiscal 2001 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us.

We expect to spend approximately $30,000 for capital expenditures in the remainder of fiscal 2001.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and launch of our new PC-based device control product, code named "Voyager" and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of our financial instruments is generally not significantly impacted by changes in the interest rates and we have no investments in derivatives. Fluctuations in interest rates will not have a material impact on interest expense because we have no indebtedness outstanding pursuant to credit facilities. Changes in foreign currency exchange rates have no effect on financial statements subsequent to September 1999, based on the sale of our European subsidiary.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In November 2000, we were named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of ours that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit is seeking to recover approximately $740,000 in alleged preference payments from us. We believe this case is without merit and intend to vigorously oppose the litigation, however, given the early stage of the proceedings, the ultimate outcome of the lawsuit cannot be determined at this time. Accordingly, no provision for any liability that might result from this litigation has been made.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2001, we held our 2001 Annual Meeting of Shareholders and the following persons were elected to serve on our Board of Directors for a term of one year and until their successors are elected and have qualified: Larry M. Carr, Julia B. North, Edward S. Redstone, Dallas S. Clement and Richard W. Egan. Each director received at least 11,951,865 shares in favor of their nomination and there were 59,344 shares that abstained.

The proposal to change our company's name from VSI Enterprises, Inc. to Simtrol, Inc. effective September 30, 2001, was approved. The vote was 11,906,923 shares in favor, 77,807 shares against and 26,479 shares abstaining.

The proposal to amend our 1991 stock option plan to raise the number of shares automatically granted to non-employee directors was approved. The vote was 6,460,629 shares in favor, 265,709 shares against and 105,059 shares abstaining.

Also, our shareholders ratified the selection of Grant Thornton, LLP as independent auditors for the year 2001. The vote was 11,901,649 shares in favor, 73,389 shares against and 36,171 shares abstaining.

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

Effective April 27, 2001, Dallas S. Clement was appointed a director of VSI. Mr. Clement, 36, has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. since August 2000. Prior to that, he served as Vice President and Treasurer from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises and Cox Communications.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   VSI ENTERPRISES, INC.




Date: August 14, 2001              /s/ Richard W. Egan
      ----------------             ---------------------------------------------
                                   Chief Executive Officer
                                   (Principal executive officer)





                                   /s/ Robert W. Morris
                                   ---------------------------------------------
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)