Form 10-Q
period 2001-09-30
SIMTROL  INC
filed 2001-11-14
CIK 846775

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER 1-10927

                                  SIMTROL, INC.
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

                              VSI ENTERPRISES, INC.

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

                                                            OUTSTANDING AT
     CLASS OF SECURITIES                                   NOVEMBER 9, 2001
     -------------------
COMMON STOCK, $.001 PAR VALUE                                 15,238,703

-------------------------------------------------------------------------------

                         SIMTROL, INC. AND SUBSIDIARIES

                                      Index

           FINANCIAL INFORMATION                                                                    Page No.
                                                                                                    --------
PART I.    Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets
           September 30, 2001 (unaudited) and December 31, 2000 (audited).................               3

           Condensed Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)............               4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000 (unaudited)......................               5

           Consolidated Statement of Stockholders' Equity
           Nine Months Ended September 30, 2001 (unaudited)...............................               6

           Notes to Condensed Consolidated Financial Statements (unaudited) ..............               7

           Item 2.  Management's Discussion and Analysis of Financial                                   10
           Condition and Results of Operations:

           Financial Condition............................................................              10
           Results of Operations..........................................................              10
           Liquidity and Sources of Capital...............................................              12

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk............              12

PART II.   Item 1.  Legal Proceedings.....................................................              14

           Item 5.  Other Information.....................................................              14

           Item 6.  Exhibits and Reports on Form 8-K......................................              14

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,
                                                                                            2001                 DECEMBER 31,
ASSETS                                                                                  (UNAUDITED)                  2000
                                                                                       --------------           --------------
  CURRENT ASSETS
     Cash and cash equivalents                                                         $       18,663           $    1,779,548
     Accounts receivable, net                                                                 293,283                  511,702
     Inventories, net                                                                         374,972                  407,044
     Prepaid expenses and other assets                                                         45,286                       --
                                                                                       --------------           --------------
                 TOTAL CURRENT ASSETS                                                         732,204                2,698,294

PROPERTY AND EQUIPMENT, NET                                                                   233,874                  252,701

OTHER ASSETS
     Software development costs, net                                                          710,603                  709,997
     Investments                                                                            2,872,078                3,558,684
     Other long term assets                                                                    14,614                   14,614
                                                                                       --------------           --------------
                                                                                       $    4,563,373           $    7,234,290
                                                                                       ==============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Current portion of capital lease and short term borrowings                        $      123,453           $       25,000
     Current liabilities of discontinued operations                                            84,350                   84,350
     Accounts payable                                                                         796,720                  453,021
     Accrued expenses                                                                         411,046                  440,097
     Deferred revenues                                                                        603,430                  702,907
                                                                                       --------------           --------------
                 TOTAL CURRENT LIABILITIES                                                  2,018,999                1,705,375

COMMITMENTS AND CONTINGENCIES                                                                      --                       --

Capital lease, less current portion                                                            38,215                   41,738

STOCKHOLDERS' EQUITY
     Common stock, authorized 40,000,000 shares of
          $.001 par value; issued and outstanding, 15,238,703 at
          September 30, 2001 and 15,163,218 at December 31, 2000                               15,239                   15,163
     Additional paid in capital                                                            56,685,920               56,605,370
     Accumulated deficit                                                                  (53,623,078)             (51,248,040)
     Accumulated other comprehensive income                                                  (571,922)                 114,684
                                                                                       --------------           --------------
                 TOTAL STOCKHOLDERS' EQUITY                                                 2,506,159                5,487,177
                                                                                       --------------           --------------
                                                                                       $    4,563,373           $    7,234,290
                                                                                       ==============           ==============

The accompanying notes are an integral part of these statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30                          SEPTEMBER 30
                                                                ---------------------------          ----------------------------
                                                                   2001             2000                 2001            2000
                                                                (UNAUDITED)     (UNAUDITED)          (UNAUDITED)      (UNAUDITED)
                                                                ----------       ----------          -----------      -----------

REVENUES                                                        $  368,740       $  907,963          $ 1,353,091      $ 3,584,146

    Cost of sales                                                  293,708          452,017              932,854        1,865,902
    Selling, general and administrative                            586,735          765,875            2,084,681        2,438,912
    Research and development                                       268,032           87,939              710,432          347,816
                                                                ----------       ----------          -----------      -----------
                                                                 1,148,475        1,305,831            3,727,967        4,652,630
                                                                ----------       ----------          -----------      -----------

            LOSS FROM OPERATIONS                                  (779,735)        (397,868)          (2,374,876)      (1,068,484)

Other income (expense)                                              (7,517)            1,652                (163)        (313,768)
                                                                ----------       ----------          -----------      -----------
            LOSS FROM CONTINUING
              OPERATIONS BEFORE INCOME TAXES                      (787,252)        (396,216)          (2,375,039)      (1,382,252)

Income taxes benefit (expense)                                          --               --                   --          373,000
                                                                ----------       ----------          -----------      -----------
            LOSS FROM CONTINUING OPERATIONS                       (787,252)        (396,216)          (2,375,039)      (1,009,252)

Loss from discontinued operations, net of taxes                         --               --                   --          (32,556)
Gain on disposal of subsidiary                                          --               --                   --          560,829
                                                                ----------       ----------          -----------      -----------
            NET LOSS                                            $ (787,252)      $ (396,216)         $(2,375,039)     $ (480,979)
                                                                ==========       ==========          ============     ===========

Net income (loss) per common share (basic and diluted)
    Continuing operations                                           $(0.05)          $(0.03)              $(0.16)          $(0.07)
    Discontinued operations                                            --                --                   --             0.04
                                                                ----------       ----------          -----------      -----------
                                                                    $(0.05)          $(0.03)              $(0.16)          $(0.03)
                                                                ==========       ==========          ============     ===========
Weighted shares outstanding
    Basic and diluted                                           15,238,703       15,048,402            15,216,920      14,377,101

The accompanying notes are an integral part of these statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                       ---------------------------------------
                                                                                           2001                     2000
                                                                                        (UNAUDITED)              (UNAUDITED)
                                                                                       --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $   (2,375,039)          $     (480,979)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Gain on sale of subsidiary                                                                --                 (933,829)
         Depreciation and amortization                                                        252,811                  372,039
         Changes in operating assets and liabilities:
             Accounts receivable                                                              386,683                  125,875
             Inventories                                                                       32,071                  162,861
             Prepaid expenses and other assets                                                (45,286)                 (96,463)
             Accounts payable                                                                 187,512                 (501,853)
             Accrued expenses                                                                 (59,562)                (454,552)
             Deferred revenues                                                               (101,092)                (107,156)
             Effect of operating activities of discontinued operations                             --                 (110,320)
                                                                                       --------------           --------------
             Net cash used by operating activities                                         (1,721,904)              (2,024,377)
                                                                                       --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment, continuing operations                                (3,505)                (174,288)
     Purchases of property and equipment, discontinued operations                                  --                  (27,087)
     Change in other assets, continuing operations                                           (122,592)                (433,298)
     Change in other assets, discontinued operations                                               --                   25,514
     Cash from sale of discontinued operations                                                     --                1,287,835
                                                                                       --------------           --------------
             Net cash provided (used) by investing activities                                (126,097)                 678,676
                                                                                       --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on notes payable
         and short term credit facilities                                                      39,776                 (822,929)
     Proceeds from exercise of stock options                                                   21,081                  154,876
     Proceeds from private placement, net of issuance costs                                        --                4,054,876
     Payment for minority interest                                                                 --                 (709,722)
                                                                                       --------------           --------------
             Net cash provided by financing activities                                         60,857                2,677,101
                                                                                       --------------           --------------


Increase (decrease) in cash and cash and cash equivalents                                  (1,787,142)               1,331,400
Cash provided by discontinued operations                                                           --                   38,860
Cash provided by acquired operations                                                           26,257                       --
Cash and cash equivalents at beginning of the period                                        1,779,548                  798,826
                                                                                       --------------           --------------
Cash and cash equivalents at end of the period                                         $       18,663           $    2,169,086
                                                                                       ==============           ==============

The accompanying notes are an integral part of these statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                       Common Stock
                                                    -------------------    Additional      Additional       Other
                                                    Number of     Par       Paid in       Accumulated    Comprehensive
                                                     Shares      Value      Capital         Deficit          Income         Total
                                                    -------------------------------------------------------------------------------
Balance December 31, 2000                           15,163,218   $15,163  $56,605,370    $(51,248,040)      $114,684    $5,487,177

Net loss for the period                                                                    (2,375,039)                 (2,375,039)
 Other comprehensive income:
  Change in investment in marketable securities                                                            (686,606)     (686,606)
                                                    -------------------------------------------------------------------------------
   Comprehensive income (loss)                                                             (2,375,039)     (571,922)   (2,946,961)
                                                    -------------------------------------------------------------------------------

Exercise of stock options                               30,031        31       21,051                                       21,082
Issuance of common shares for purchase of QSA           45,454        45       59,500                                       59,545

                                                    -------------------------------------------------------------------------------
Balance September 30, 2001                          15,238,703   $15,239  $56,685,920    $(53,623,078)    $(571,922)    $2,506,159
                                                    -------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                         SIMTROL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of Simtrol, Inc. and subsidiaries (the "Company" or "Simtrol") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. Operating results for the three month period and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC on April 2, 2001.

The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2001. The Company has also used, rather than provided, cash in its operations for the nine months ended September 30, 2001. Additionally, the Company has been notified of the potential for litigation with regard to the shares of PentaStar, classified as investments on the balance sheet, which are being held in escrow relating to the Company's sale of a subsidiary in 1999. This may significantly delay or prevent the Company's ability to convert these shares to cash.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company is currently in the process of attempting to secure additional equity financing.

Effective as of the close of business on September 30, 2001, the Company changed its name from VSI Enterprises, Inc. to Simtrol, Inc.

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

NOTE 5 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of", which requires that the impairment loss be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Management believes long-lived assets in the accompanying condensed consolidated balance sheets are appropriately valued in accordance with SFAS No.121. (See Note 1)

NOTE 6 - REVENUE RECOGNITION

Revenues on systems sales are recognized upon shipment. If installation costs relating to the systems sold are significant, revenue is only recognized for the installation as the costs associated with the installation are incurred. Revenue on maintenance contracts are recognized over the term of the related contract. The SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principals generally accepted in the United States to revenue recognition in the financial statements. Management has reviewed its revenue recognition policies and determined that the Company is in compliance with SAB 101.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In November 2000, the Company was named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of the Company that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from the Company. On September 24, 2001, a settlement was reached whereby the Company agreed to pay $32,000 to the bankruptcy trustee.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 8 - ACQUISITION

On March 28, 2001, the Company acquired Quality Software Associates, Inc. ("QSA"), a custom programmer of audio/visual control systems. This merger was accounted for using the purchase method of accounting. The purchase included the transfer of 45,454 shares of Simtrol stock valued at $59,545 for the outstanding shares of QSA. There was no goodwill recorded as a result of this transaction.

NOTE 9 - COMPREHENSIVE INCOME

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. The unrealized gain (loss) on marketable securities represents our only component of comprehensive income. Comprehensive income (loss) for the three month periods ended September 30, 2001 and 2000 was ($1,588,102) and $(342,518), and for the nine month periods ended September 30, 2001 and 2000 was ($2,946,961) and $(244,736), respectively.

NOTE 10 - INVESTMENTS

Investments consist primarily of equity securities, which are accounted for as available for sale securities and are stated at fair value. Unrealized gains and losses on these investments are included in the stockholders' equity section of the balance sheet. (see Note 1)

NOTE 11 - STOCK OPTIONS

The Company's board of directors has approved a stock option plan which covers up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                                                                     Shares
         Outstanding at beginning of year                                             988,864
           Granted                                                                    208,250
           Exercised                                                                  (30,031)
           Forfeited                                                                 (173,029)
                                                                                    ---------
         Outstanding, end of quarter                                                  974,054
                                                                                    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. Notes to the condensed consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2000 should be read in conjunction with both sets of consolidated financial statements.

FINANCIAL CONDITION

During the nine months ended September 30, 2001, total assets decreased approximately 37% to $4,563,373 from $7,234,290 at December 31, 2000. This was primarily the result of a decrease in cash of $1,760,885, a decrease in accounts receivable of $218,419 and a decrease in our investments of $686,606. Investments decreased as a result of the change in the stock price of the PentaStar Communications, Inc. shares held in escrow resulting from the sale of our subsidiary, VSI Network Solutions, Inc. as described in "Note 3 - Discontinued Operations" in the notes to the condensed consolidated financial statements.

Current liabilities increased by $313,624, or 18%, due to the acquisition of Quality Software Associates, Inc. ("QSA") on March 28, 2001, increased accounts payables of $343,699, increased short term borrowings of $98,453, and offset by decreased deferred revenue of $99,477 and decreased accrued liabilities of $29,051.

We exchanged 45,454 of our common shares valued at $59,545 for the net assets of QSA. There was no goodwill recorded as a result of this transaction.

RESULTS OF OPERATIONS

REVENUES

Revenues were $368,740 and $907,963 for the three months ended September 30, 2001 and 2000, respectively. The 59% decrease from 2000 to 2001 was primarily due to the startup of the new Ongoer(TM) system and the transition away from being a hardware and software company to a predominantly software company. The first sales of the Ongoer(TM) product line were in March 2001.

For the nine months ended September 30, 2001 revenues were $1,353,091 reflecting a 62% decrease from revenues of $3,584,146 for the same period in 2000. This reduction in revenue is due to the movement away from the old Omega(TM) software and hardware system sales to the new Ongoer (TM) software system sales.

COST OF SALES

Cost of sales decreased by $158,309, or 35%, for the three months ended September 30, 2001, compared to the comparable period in 2000. The decrease is primarily a result of lower revenues for the quarter as the Company shifted its focus to its Ongoer software system sales and away from hardware sales.

Gross margin was approximately 20% and 50% for the three months ended September 30, 2001 and 2000, respectively. This decrease resulted from the amortization of capitalized software cost for the Ongoer (TM) product line, which began shipping in March 2001. It is our policy that software development costs are capitalized once the product becomes technologically feasible and then these costs are amortized over 36 months once the first sale is made. Amortization costs for the three months ended September 30, 2001 were $69,000.

Cost of sales decreased by $933,048, or 50%, for the nine months ended September 30, 2001, compared to the comparable period in 2000. The decrease is primarily a result of lower revenues for the nine months period as the Company shifted its focus to its Ongoer software system sales and away from hardware sales.

Gross margin for the nine months ended September 30, 2001 and 2000 were 31% and 48%, respectively. The reason for the lower margin is discussed above.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $586,735 and $765,875 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, selling, general and administrative expenses were $2,084,681 and $2,438,912, respectively. The decrease in both the three month and nine month periods ended September 30, 2001 compared to the similar periods in 2000 resulted from our consolidation of operations, reductions in personnel and ongoing efforts to cut costs. These reductions in costs were net of additional expense from the operations of QSA, which was acquired on March 28, 2001. These expenses amounted to $97,000 and $358,000 for the three month and nine month periods ended September 30, 2001.

 RESEARCH AND DEVELOPMENT EXPENSES

 We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $268,032 and $87,939 for the three months ended September 30, 2001 and 2000, respectively. The expensed costs for the nine months ended September 30, 2001 and 2000 were $710,432 and $347,816, respectively. During the three months ended September 30, 2001, we did not capitalize any software development costs related to new products under development, which caused our expenses to increase relative to the prior year periods.

OTHER INCOME ( EXPENSE)

Other income (expense) consisted of ($7,517) of miscellaneous expense for the three months ended September 30, 2001 compared with $1,652 of interest income for the three months ended September 30, 2000. Other income (expense) was ($163) and ($313,768) for the nine months ended September 30, 2001 and 2000, respectively. The reduction of other (expense) is primarily related to lower interest expenses and debt discount costs resulting from the repayment of our debt in the second quarter of 2000.

DISCONTINUED OPERATIONS

On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, our network reselling subsidiary, and, as a result accounted for Eastern Telecom as discontinued operations. Accordingly, operating results were reclassified and reported as discontinued operations. Operating loss from discontinued operations was ($32,556) for the nine months ended September 30, 2000. The sale was completed on May 18, 2000. There was no impact on our financial results for the three months and nine months ended September 30, 2001 of these discontinued operations.

GAIN ON DISPOSAL OF SUBSIDIARY

We realized a gain of $560,829 for the three and nine months ended September 30, 2000, net of taxes of $373,000 from the sales of Eastern Telecom.

NET INCOME (LOSS)

Net loss for the three months ended September 30, 2001 was $787,252 as compared to a net loss of $396,216 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 we lost $2,375,039 compared to a loss of $480,979 for the same period in 2000. The increase in net loss for the period was due primarily to the decrease in revenues. The year earlier period included income from the sale of Eastern Telecom of $933,829, before taxes.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of September 30, 2001, we had cash and cash equivalents of $18,663. We used $1,721,904 in cash from operating activities in the nine months ended September 30, 2001, primarily due to our loss of $2,375,039, offset by a decrease in accounts receivable of $386,683 and an increase in accounts payable of $187,510. Cash used in investing activities was $126,097, of which $122,592 was for software development and $3,505 was for the purchase of equipment. As part of the sale of Eastern Telecom to PentaStar Communications, Inc., PentaStar was required to escrow 57,122 shares of its common stock. The terms of the sale were such that the escrowed shares are to be released to us, one third on November 18, 2001, one third on May 18, 2002 and one third on November 18, 2002.

We will require additional funding during the remainder of fiscal 2001 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

The accompanying financial statements contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2001. The Company has also used, rather than provided, cash in its operations for the nine months ended September 30, 2001. Additionally, the Company has been notified of the potential for litigation with regard to the shares of PentaStar, classified as investments on the balance sheet, which are being held in escrow relating to the Company's sale of a subsidiary in 1999. This may significantly delay or prevent the Company's ability to convert these shares to cash.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company is currently in the process of attempting to secure additional equity financing.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In November 2000, we were named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of ours that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from us. On September 24, 2001, we settled this lawsuit by agreeing to pay $32,000 to the bankruptcy trustee. This action now has been dismissed.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 5. OTHER INFORMATION

At the close of business on September 30, 2001 the name of the company was changed from VSI Enterprises, Inc. to Simtrol, Inc. and the trading symbol was changed to "SMOL."

On September 27, 2001 we entered into a license agreement with ACIS, Inc. ("ACIS") that significantly expanded the scope of our rights to CycleFree development. ACIS granted to Simtrol a nonexclusive, worldwide, irrevocable, perpetual license to use, copy, import, modify, enhance and create derivatives of any implementation of the Willie-event-kernel(TM) (the "ACIS Kernel"), the tools, class libraries, utilities and other programs developed or acquired by ACIS relating to the ACIS Kernel, as well as any derivatives thereof created by or for ACIS; and to make, have made, copy, distribute and sell Simtrol products solely for use with and running on top of any Microsoft platform. Under the prior agreement, Simtrol was limited to only developing and selling applications running on top of Windows 2000.

On September 7, 2001 we renegotiated certain terms and conditions pertaining to our warrant to acquire up to twenty percent of our technology partner, ACIS (the "Warrant"). Simtrol now has until March 31, 2002 to exercise the Warrant. Additionally, the number of ACIS shares available under the Warrant is now fixed at 1,005,500 shares, which, when combined with ACIS shares already held by Simtrol, is equal to twenty percent of the fully diluted ACIS shares outstanding as of September 7, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

3.1      Second  Amendment to Certificate of Incorporation filed on
         September 28, 2001.

10.1 ACIS Technology License Agreement dated as of September 27, 2001 by and between ACIS, Inc. and Simtrol, Inc.

10.2 First Amendment and Modification of ACIS-VSI Warrant Agreement dated as of September 7, 2001 by and between ACIS, Inc. and Simtrol, Inc.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIMTROL, INC.



Date: November 14, 2001                 /s/ Richard W. Egan
      -------------------               ---------------------------------------
                                        Chief Executive Officer
                                        (Principal executive officer)



                                        /s/ Robert W. Morris
                                        ---------------------------------------
                                        Chief Financial Officer
                                        (Principal financial and accounting
                                        officer)