Form 10-K405
period 2001-12-31
SIMTROL  INC
filed 2002-04-01
CIK 846775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                               ------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2001
                               ------------------

                           Commission File No. 1-10927

                                  SIMTROL, INC.

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

                     Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant 13,644,820 shares on March 26, 2002 was approximately $9,687,822, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 26, 2002. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 15, 2002: 15,242,459 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on June 12, 2002, are incorporated by reference in response to Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Simtrol, Inc., an Atlanta-based holding company, was incorporated under the laws of Delaware on September 19, 1988 as Fi-Tek III, Inc. to raise capital and to seek out business opportunities in which to acquire an interest. On August 21, 1990, we acquired 89.01% of the total common stock and common stock equivalents then issued and outstanding of Videoconferencing Systems, Inc., a Delaware corporation. Videoconferencing Systems was founded in 1985 through the acquisition of a portion of the assets of a Sprint Corporation videoconferencing subsidiary. In December 1990, the name was changed from Fi-Tek III, Inc. to VSI Enterprises, Inc. During the first half of 1991, we acquired the remaining additional outstanding shares of common stock of Videoconferencing Systems. In September 2001 the name was changed from VSI Enterprises, Inc. to Simtrol, Inc.

We primarily conduct our operations under Simtrol, Inc. which is a software technology company specializing in Audio/Visual (A/V) control. Previous to this we conducted our business under a subsidiary of Simtrol, Inc. named Videoconferencing Systems, Inc which designed, manufactured, marketed and still supports through maintenance contracts software-based command and control systems, including videoconferencing control systems, which operate on PC platforms. We also conducted business under VSI Network Solutions, Inc., a majority owned subsidiary, doing business as Eastern Telecom, which was engaged in the business of marketing and selling telecommunications services and products. On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, which was completed on May 18, 2000.

Our principal executive offices and manufacturing facilities are located at 5801 Goshen Springs Road, Norcross, Georgia 30071, and our telephone number is (770) 242-7566.

RECENT DEVELOPMENTS

Name Change. On September 30, 2001, the name of the company was changed from VSI Enterprises, Inc. to Simtrol, Inc. and the trading symbol was changed to "SMOL."

ACIS License Agreement. On September 27, 2001, the Company entered into a license agreement with ACIS, Inc. that significantly expanded the scope of its rights to CycleFree development. ACIS granted to Simtrol a nonexclusive, worldwide, irrevocable, perpetual license to use, copy, import, modify, enhance and create derivatives of any implementation of the Willie-event-kernel(TM) (the "ACIS Kernel"), the tools, class libraries, utilities and other programs developed or acquired by ACIS relating to the ACIS Kernel, as well as any derivatives thereof created by or for ACIS; and to make, have made, copy, distribute and sell Simtrol products solely for use with and running on top of any Microsoft platform. Under the prior agreement, Simtrol was limited to only developing and selling applications running on top of Windows 2000.

Exercise of ACIS Warrants. On September 7, 2001, the Company renegotiated certain terms and conditions pertaining to its warrant to acquire up to twenty percent of its technology partner, ACIS, Inc. ("ACIS") (the "Warrant"). Simtrol now has until March 31, 2002 to exercise the warrant. Additionally, the number of ACIS shares available under the warrant is now fixed at 1,005,500 shares, which when combined with ACIS shares already held by Simtrol, is equal to twenty percent of the fully diluted ACIS shares outstanding as of September 7, 2001.

Acquisition of QSA. On March 10, 2001 we signed a definitive agreement to purchase Quality Software Associates, Inc. of Carlsbad, California ("QSA"). QSA is a leading developer of custom audio/visual software solutions for Panja and Creston A/V controllers, and develops custom software for other complex PC-based applications and real-time embedded software systems. This transaction closed on March 28, 2001 and was accounted for using the purchase method of accounting. We exchanged 45,454 shares of our common stock valued at $59,544 for QSA's shares. As part of the transaction, Mr. Mark Scovel, president of QSA, was granted incentive stock options to purchase 100,000 shares of our common stock.

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

Debt Restructuring. On August 31, 1999, we restructured our debt with Thomson Kernaghan & Co., Ltd., which totaled $1,089,750 at that date. We made a cash payment of $150,000 at closing, and the remaining balance was exchanged for a 7% secured convertible debenture, with a one-year term. The debenture was secured by a lien on our ownership interest in Eastern Telecom, which was junior to our converting term note holders and new investors, as discussed below. Thomson Kernaghan had the option to commence converting the debenture into shares of our common stock at the initial rate of 7.5% per month beginning January 1, 2000. The conversion price was the lesser of $1.00 per share or the five-day average closing bid price of our common stock prior to the date of any such conversion, with a floor of $0.50 per share. Kernaghan converted $144,747 of principal plus accrued interest into 216,945 shares of Simtrol Common Stock during January and February 2000. On March 1, 2000, we repaid the remaining balance of the debt, including accrued interest.

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

Co-Development Agreement with ACIS, Inc. We have developed an advanced state-of-the-art operating kernel under a co-development agreement with ACIS, Inc., a Texas-based software technology company. We have licensed this technology from ACIS to support our PC-based control software. As part of this co-development agreement, Simtrol and ACIS agreed to an equity transaction whereby we exchanged 500,000 shares of our common stock for 250,000 shares of common stock of ACIS, representing approximately 5.0% of ACIS' outstanding shares. This equity exchange occurred on February 29, 2000 and on March 7, 2000, the United States Patent and Trademark office issued the patent certificate to ACIS. We received an additional 50,000 shares of ACIS common stock as consideration for assisting with the development of the kernel. Lastly, we received a warrant to acquire additional shares in ACIS at an exercise price of $2.00 per share. Once exercised, our total ownership in ACIS would be 20% of the then outstanding ACIS shares. The 20% maximum is determined on a fully diluted basis and includes the 300,000 shares issued by ACIS, as described above. This option was originally exercisable at any time within 18 months (September 7, 2001) following the date the patent certificate was received by ACIS and may be exercised by us for cash or the issuance of shares of our common stock. On September 7, 2001, we renegotiated certain terms and conditions pertaining to the warrant and now have until March 31, 2002 to exercise the warrant. Additionally, the number of ACIS shares available under the warrant is now fixed at 1,005,500 shares, which when combined with ACIS shares already held by us, is equal to twenty percent of the fully diluted ACIS shares outstanding as of September 7, 2001. Our Chief Technology Officer, Richard Mays, is the founder and controlling shareholder of ACIS. Our chairman of the board, Larry Carr, also serves on the board of directors of ACIS. We expect this technology to provide us with a more robust, full featured and cost-effective controller for videoconferencing and other complex audio/visual applications.


PRODUCTS

AUDIO VISUAL CONTROL SYSTEMS

Our core business is the design, production, and sale of a device control software named ONGOER(TM) that allows a control system to manage and control a wide variety of devices

ONGOER(TM) allows end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio and video devices in a variety of settings. This is a significant departure from the products currently available on the A/V control systems market in that it is a software-based system that can be installed to run on third-party hardware available on the open market. Major competitors' A/V control systems are based on proprietary hardware components employing code written in proprietary scripting languages. In order to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling ONGOER(TM) through third-party resellers and system integrators specializing in the sale, installation, support and service of A/V equipment, and by entering new markets for control systems technology.

The core concept of ONGOER(TM) is that it can be operated from any PC running Windows(R) 2000. All interfaces, cables and cards can be purchased on the open market, as can the controller itself. Integrators can put together their own setup, or can purchase turnkey core control systems from us. With its unique open architecture based on patented CycleFree(TM) methodology by ACIS, Inc., this software delivers real-time control to audiovisual-system management. ONGOER's software-based technology allows integrators to change configurations with ease. Any device that can be connected to a PC can be controlled with ONGOER(TM).

We have developed OnROAD, ONGOER's remote operations, administration and diagnostics utility, which is intended to harness the power and the reach of the Internet to facilitate detection and correction of system problems from anywhere. Integrators will no longer have to travel to customers' locations to fix minor problems. OnROAD allows integrators to diagnose and repair the vast majority of system conflicts remotely. We provide OnROAD as an integral part of the base software package. There's no need to purchase additional hardware or software.

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

The part of the control systems the end user has the most (and often the only) contact with is the user interface. ONGOER(TM) provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces -- everything from inexpensive VGA monitors to sophisticated touch screens, personal digital assistants like Palm Pilots, IPaqs Visors, and even cell phones. Graphical user interfaces can be created quickly and easily with Microsoft(R) Visual Basic. We also provide OnLooker as an integral portion of the base software package. OnLooker includes a library of artwork and customized ActiveX controls to provide integrators with a wide range of choices that allow them to expedite the user interface development process.

PROPRIETARY TECHNOLOGY

AUDIO VISUAL CONTROL SYSTEMS

ONGOER(TM) is based on the ACIS Willie kernel (as further described below in "Product Development Strategies") and CycleFree(TM) technology. The software system has been organized according to a layered architecture, a vertical stack comprised of five major sections:

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

These strategic initiatives have enabled us to reposition our product line and to expand our presence in the A/V control systems market. This market, which to some degree overlaps the high-end videoconferencing market already served by us, is almost exclusively maintained by thousands of resellers and A/V system integrators. Our products are being re-engineered such that they may also be sold through these third-party channels. We believe we offer a functionally superior, lower cost, fully integrated solution that provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

Cutting-edge software allows us to custom design systems that consistently perform a wide variety of complicated functions. With a simple touch of a control panel, a technician in the A/V control room can perform any number of customer specified tasks in rooms linked up to an ONGOER(TM) control system. Our program engineers designed complex systems that have the ability to play a VCR tape, run a ceiling projector, re-position a camera, start a player piano in a different room, or open window draperies - simultaneously when necessary - all with precision. Our new web-based delivery system and configuration tools will allow third-party system integrators to sell and install the software, which we believe will improve margins and our customer reach.

As a part of a co-development agreement, we have partnered with ACIS to assist in the development of an advanced operating kernel (the "Kernel"). We licensed the Kernel to support ONGOER(TM), our new product architecture for PC-based device control. We believe ONGOER(TM) is the most robust, full-featured and cost-effective controller for all complex A/V applications on the market today.

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


MARKETS

AUDIO VISUAL CONTROL SYSTEMS

Marketing and selling ONGOER(TM) successfully requires a business model quite different from the one used to sell videoconferencing systems. Simtrol has adopted a tiered sales model for ONGOER(TM). Instead of hiring sales representatives as employees, we've recruited a network of manufacturers' representatives covering the continental U.S as well as marketing through reseller relationships with system integrators.

Manufacturers' representatives include:

         Audio Associates, in Columbia, Maryland, covering New Jersey, Delaware, Virginia, Maryland, Pennsylvania and Washington

         Rep-Presents, in Columbus, Ohio, covering Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Pennsylvania, South Dakota, West Virginia, and Wisconsin

         Ron Tunks Sales, in Pompano Beach, Florida, covering Florida, Georgia, South Carolina, North Carolina, Alabama, Mississippi and Puerto Rico.

Partners include:

         IBM Global Services, which is the largest systems integration firm in the world according to the VARBusiness 500.

         MCSi is the largest A/V integrator in the United States with over 126 offices.

         Polycom is the world largest videoconferencing company.

         Others include, Ace Audio Visual, ADTECH Systems, Amigo Business Systems, Berway Visual Products, Inc., Brandywine Electronics Ltd., Ceitronics, Digital Home Ssystems, Inc., ICOMM, Insight Research, MIS Technologies, RnB Enterprises, Rodata, Inc., Scharff Weisberg, Shoemaker Motion Picture and Signet Technologies.

With these companies, we have effectively hired a sales staff of representatives experienced in selling A/V equipment and systems. After representatives have attended an ONGOER(TM) control systems sales training course in our Norcross offices, they will be qualified to re-sell the system to A/V system integrators in their territories.

For each of the fiscal years ended December 31, 2001, 2000, and 1999, international sales (sales outside of the United States and Canada) represented approximately 0%, 0%, and 9%, respectively, of our total sales. Net product sales attributable to Videoconferencing Systems, n.v. ("VSI Europe") decreased from approximately $664,000 in 1999 to $0 in 2000, principally as a result of the sale of the subsidiary. Net product sales attributable to VSI Europe decreased from approximately $2.9 million during 1998 to $664,000 in 1999.


CUSTOMERS

AUDIO VISUAL CONTROL SYSTEMS

In 2002, our manufacturers' representatives will target the top U.S. audio-visual systems integrators, who will in turn re-sell ONGOER(TM) to end users.

VIDEOCONFERENCING SYSTEMS

Our customers include Fortune 1000 companies, mid-sized corporations, agencies of state, local and federal governments, and health care facilities. They include Bank of America, Boeing, Lockheed Martin, WorldCom, Duracell, BellSouth, Verizon and Johnson & Johnson.

COMPETITION

AUDIO VISUAL CONTROL SYSTEMS

Within the audio/visual control system market, we primarily compete with two companies, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions utilizing open PC technology.

Our two major competitors in the A/V control systems market are AMX and Crestron. They currently share 80% of all sales in this market.

AMX, headquartered in Richardson, Texas, was established in 1982. This publicly traded company employs about 130 people, with dealers and distributors in 40 countries. AMX has a strong foothold in Fortune 500 companies. Typical AMX applications include control of devices in corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, and schools.

Headquartered in Rockleigh, New Jersey, Crestron designs and manufactures control and automation systems for corporate, industrial, educational, and residential markets.

Both Crestron and AMX offer hardware-based control systems, the cores of which are proprietary controllers, 486 PCs fitted with proprietary cards and connectors manufactured by or for them, and running proprietary operating systems. These proprietary controllers communicate with controlled devices by means of code written in proprietary languages (each company has developed their own). Integrators who re-sell systems from each of these companies must send their technical personnel to training courses offered by the companies themselves and by several independent organizations.

Because ONGOER(TM) is a software-based control systems designed to run on commodity hardware, we believe we have several advantages over AMX and Crestron:

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

- Any device that can be connected to a PC can be controlled by ONGOER(TM). Support for PC cards, cables and outboard boxes expand its connectivity options, and provides protection against obsolescence. Connection methods include but are not limited to serial, infrared
         (IR), radio frequency (RF), Sony S-link, Wireless Ethernet, and USB.

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

-        Windows(R)2000 is one of the most stable operating systems to date.
         Additionally, it provides access to even more features that can be integrated into ONGOER(TM)-- voice activation, multi-monitor support, event scheduling and more.

-        ONGOER(TM) provides a wide range of options for user interface devices.
         SVGA monitors, wireless touch panels, handheld personal digital assistants (PDAs) like Palm Pilots and Visors can be employed.

-        Microsoft(R)Visual Basic is the chief user interface development tool.
         More than 50% of professional programmers in the US use Visual Basic. Locating and training technical talent will require minimal effort on the part of integrators.

- OnLooker user interface development tool augments the visual Basic development environment, providing pre-designed artwork and code that significantly reduces UI development time.

RESEARCH AND DEVELOPMENT

All of our product engineering, including costs associated with design and configuration of fully developed Simtrol systems for particular customer applications is accounted for in our financial statements as research and development expenses. During the years ended December 31, 2001, 2000, and 1999, our aggregate expenditures for research and development of new products or new components of our ONGOER and existing Simtrol systems were $797,071, $495,589 and $416,225, respectively. For the fiscal 2001, our research and development expenses increased approximately 61% as a result of not capitalizing expenses for the development of the new Ongoer(TM) product line after March 31, 2001, the date of the product release, and increased headcount to further enhance the features of Ongoer(TM). During fiscal 2000, our research and development expenses increased by approximately 19% due to an increase in personnel to aid in the development of the new ONGOER(TM) product line.

EMPLOYEES

As of March 15, 2002, we employed 23 persons full time, including three executive officers. Of the full-time employees who were not executive officers, two were engaged in sales and marketing, five in service, eleven in research and development, and two in general administration. Employee relations are considered good, and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  PROPERTIES.

We maintain our executive and sales offices, as well as our production facilities, in 26,140 square feet of leased office and warehouse space in Norcross, Georgia, under a five-year lease, which expires in October 2002. We also lease 18,000 square feet of office and warehouse space in an adjoining facility, which is currently being subleased on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

In November 2000 we were named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of ours that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from us. On September 24, 2001, this lawsuit was settled by agreeing to pay $32,000 to the bankruptcy trustee. This action has been dismissed.

We have been notified of the potential for litigation with regard to the sale of our subsidiary VSI Solutions, Inc, doing business as Eastern Telecom by PentaStar Communications Inc, the purchaser, for alleged material breaches of the Representations and Warranties section of the sales agreement. We believe this is without merit and intend to vigorously oppose any litigation that might result. We presently have 57,122 shares of PentaStar's common stock recorded as investments on the balance sheet. These shares are being held in escrow relating to our sale of ETI in 1999. This action may significantly delay or prevent our ability to convert these shares into cash.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect our position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no occurrence requiring a response to this Item.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTC Bulletin Board under the symbol "SMOL." Our common stock had been traded on the OTC Bulletin Board under the symbol "VSIN" until September 30, 2001 at which time we changed our name to Simtrol, Inc. Previous to this our common stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November 1991 until February 18, 1998, when we voluntarily delisted from the exchange. The common stock was quoted on the Nasdaq SmallCap Market from February 28, 1992 through September 22, 1999, when we were delisted.

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

                                                                        HIGH              LOW
                                                                    --------------    -------------
             FISCAL YEAR ENDED DECEMBER 31, 2000
             First Quarter                                             $ 8.00           $  0.47
             Second Quarter                                              6.25              1.94
             Third Quarter                                               3.62              2.25
             Fourth Quarter                                              3.16              0.88

             FISCAL YEAR ENDED DECEMBER 31, 2001
             First Quarter                                             $ 4.50           $  0.94
             Second Quarter                                              2.10              1.02
             Third Quarter                                               1.90              0.65
             Fourth Quarter                                              0.90              0.46


As of March 15, 2002, we had approximately 547 holders of record of common stock and in excess of 4,200 beneficial holders of Simtrol common shares.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended December 31, 2001, 2000, 1999, 1998, and 1997 are derived from our consolidated financial statements. Operations of Integrated Network Services are included in discontinued operations as the subsidiary was closed in December 1998. Information for the years ended December 31, 2000, 1999, 1998 and 1997 includes Eastern Telecom, which was acquired in October 1996. We sold Eastern Telecom on May 18, 2000, so its results for each year listed below are also stated as discontinued operations. See Note C to the consolidated financial statements. Information for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 includes VSI Solutions Inc., which was acquired in April 1995. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                              Year Ended December 31,
                                       ------------------------------------------------------------------
                                           2001         2000         1999         1998           1997
                                       ------------- ----------------------------------------------------
                                                       (in thousands, except per share data)
    STATEMENTS OF OPERATIONS DATA:
    Revenue                            $    1,899    $    4,041    $    7,132    $  13,574      $  12,168
    Cost of revenues                        1,312         2,309         3,716       12,243          9,687
                                       ----------    ----------    ----------    ---------      ---------
    Gross Profit                              587         1,732         3,416        1,331          2,481
    Operating and other expenses            7,055         4,044         5,936        9,558          8,418
                                       ----------    ----------    ----------    ---------      ---------
    Net loss from continuing operations
     before taxes
                                           (6,468)(1)    (2,312)       (2,520)      (8,227)(2)     (5,937)

    Income tax benefit                                      325
                                               --                          --           --             --
    Net (loss) from continuing
    operations                             (6,468)       (1,987)       (2,520)       (8227)        (5,937)

    Income (loss) from discontinued            --           456          (320)      (8,709)(2)        120
                                       ----------    ----------    ----------    ---------       --------
    operations

    Net loss                           $   (6,468)   $   (1,531)   $   (2,840)   $ (16,936)     $  (5,817)
                                       ==========    ==========    ==========    =========      =========

    Net loss per share from:
    Continuing operations              $    (0.42)   $    (0.14)   $    (0.20)   $   (0.69)     $   (0.54)
    Discontinued operations                  0.00          0.03         (0.03)       (0.73)          0.01
                                       ------------------------    ------------- ---------      ---------
                                       $    (0.42)   $    (0.11)   $    (0.23)       (1.42)     $   (0.53)
                                       ==========    ==========    ==========    =========      =========

                                                                  December 31,
                                       --------------------------------------------------------------------
                                           2001         2000          1999          1998          1997
                                       ---------------------------------------- ---------------------------
                                                                 (in thousands)
    BALANCE SHEET DATA:
    Working capital (deficit)           $  (1,591)  $       993    $     (951)   $     (49)   $    3,690
    Total assets                            1,711         7,234         4,911        8,275        20,809
    Long-term debt                             29            42            --        1,106            --
    Stockholders' equity                    (764)         5,487        (1,197)       1,003        15,591

---------------------

(1) The Company took a non-cash and non-recurring write-down of its investments of $3.4 million in 2001. The write-down included the value of its investment in the PentaStar Communications Inc. common shares of $1.1 million and the investment of its interest in ACIS, Inc. of $2.3 million.

(2) The Company took a non-cash and non-recurring charge of approximately $10.3 million in 1998. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and Eastern Telecom in 1996 ($7.76 million).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing and in the documents incorporated by reference herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The words "may," "would," "could," "believe," "intend," "expect," "estimates," "anticipates," "intend," and similar expressions and variations thereof are intended to identify forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time-to-time in the Company's Securities and Exchange Commission filings.

OVERVIEW

Simtrol, Inc. is an Atlanta-based holding company. We are a software technology company specializing in Audio/Visual (A/V) control in which we design, manufacture, market, service and support our new Ongoer software control system designed to run on third-party hardware. Previously, our core business was the design, manufacture, marketing and servicing of software based command and control systems, including videoconferencing control systems, which operated on PC platforms, through our wholly owned subsidiary, Videoconferencing Systems, Inc. We continue to service the videoconferencing segment of our business. In addition, we resold voice and data services and equipment on behalf of large telecommunications companies, through our majority-owned subsidiary, VSI Network Solutions, Inc., doing business as Eastern Telecom. We sold Eastern Telecom to PentaStar Communications, Inc.; a Denver, Colorado based communications services agent on May 18, 2000. The consolidated statements of operations have been adjusted to reflect the discontinuance of Eastern Telecom's operations.

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

CRITICAL ACCOUNTING POLICIES

We prepare the consolidated financial statements of Simtrol, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

- Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. (See Note A to our consolidated financial statements).

- Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

- Impairments of Long-Lived Assets/Investments. We record impairment losses on long-lived assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

FINANCIAL CONDITION

During the year ended December 31, 2001, our total assets decreased approximately 68.1% to $2,311,236 from $7,234,290 at December 31, 2000. A large part of the decrease resulted from a decrease in cash of $1,706,784, a decrease in investments of $2,977,831 and to a lesser extent a decrease in accounts receivable of $136,355 and a decrease in capitalized software development cost of $85,342. The decrease in cash is the result of using cash for operations. The decrease in investments is the result of a decline in the value of the 57,122 shares of PentaStar common stock we received as part of the sale of Eastern Telecom with a fair value of $10,853 at March 19, 2002, with the decline in market value which is deemed to be other than temporary, versus the $1,256,684 at December 31, 2000. We also recognized an impairment loss on our investments in ACIS, Inc. of $2,302,000 in accordance with FAS 121. Accounts receivable decreased as a result of lower sales and increased emphasis on collections. Capitalized software development costs decreased as a result of the amortization of these cost beginning in March 2001 at which time we began shipping our Ongoer product to customers. Current liabilities increased in 2001 by $739,955, or 43%, compared to 2000 principally due to an increase in accounts payable of $422,196 and convertible debt of $293,290. The convertible debt increased as a result of our issuing convertible debt to two Directors of the Company in return for advancing us funds to meet general operating expenses during November and December 2001. This debt matures on February 7, 2002, is convertible into shares of the Company at $0.49 per share and bears interest at prime plus 1%. In exchange for this convertible debt we issued warrants to these Directors on the basis of one warrant for each $1.00 advanced. The warrant price was fixed at the closing price of the Company's common share price on the date of the advance. In the event that the convertible debt must be extended, the Directors shall receive additional warrants. We received a 60 day extension on February 7, 2002 and issued 100,000 additional warrants to each Director. In return for this funding we pledged certain assets of the Company. The Company will continue to issue an additional 50,000 warrants to each Director for each subsequent 60 day extension term granted on the debt.

RESULTS OF OPERATIONS

The results for the years 2000 and 1999 have been restated to reflect the discontinuance of the operations of Eastern Telecom.

Revenues

Revenues were $1,899,328, $4,041,204 and $7,132,248 in fiscal 2001, 2000 and
1999, respectively. The decreases of 53% from 2000 to 2001 and 43% from 1999 to 2000 were primarily due to our efforts to only pursue profitable sales and the transition to our new Ongoer software product line from manufacturing, developing and installing videoconferencing systems.

Gross Margin

Gross margin as a percentage of revenues was approximately 31%, 43% and 48% (before non-recurring items) in fiscal years 2001, 2000 and 1999, respectively. The decrease in gross margin in fiscal year 2001 as compared to fiscal year 2000 was due primarily to the amortization of capitalized software cost for the Ongoer (TM) product line, which began shipping in March 2001. It is our policy that software development costs are capitalized once the product becomes technologically feasible and then these costs are amortized over 36 months once the first sale is made. Amortization costs for the twelve months ended December 31, 2001 were $208,215. The decrease in gross margin in fiscal year 2000 over fiscal year 1999 was due primarily to the write-off of obsolete inventory of $208,000.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $2,663,939, $3,288,724, and $4,467,821 for fiscal 2001, 2000 and 1999, respectively. The 19% decrease from fiscal 2000 to 2001 and the 26% decrease from fiscal 2000 to 1999 resulted from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over three years or the useful life of the product, whichever is shorter. These expensed costs were $797,071, $495,589 and $416,225 for fiscal 2001, 2000 and 1999, respectively. The 61% increase from fiscal 2000 to fiscal 2001 was the result of adding personnel to aid in the development of the new ONGOER(TM) product line and no longer capitalizing software development cost on this product. The 19% increase from 1999 to 2000 principally resulted from the addition of personnel.

Impairment Loss

In 2001, an impairment loss of $2,302,000 was charged to operations, principally due to the write-down of our investment in ACIS, Inc., in accordance with FAS
121. We compared the carrying value of ACIS, Inc. common shares at December 31, 2001 and could not determine a fair value of the ACIS, Inc, investment.

Loss on Sale of Investments

The $167,539 loss on the sale of subsidiary in 1999 resulted from the sale of VSI Europe, and included the write-off of cumulative foreign currency translation adjustments of $319,000.

Loss on Decline in Market Value of Investment

We took a $1,131,147 write-down on the carrying value of the 57,122 common shares of PentaStar Communications, Inc., held in escrow, that we obtained in the sale of Eastern Telecom, Inc. These shares are presently valued at $0.19 per share as of March 19, 2002. These shares declined in value upon an announcement by PentaStar that they were having liquidity problems and we believe that the decline in market value is other than temporary as described in FAS 115.

Other Expenses

Other expenses were $160,754, $259,831, and $884,244 for fiscal 2001, 2000 and
1999, respectively. The decrease from 2000 to 2001 was the result of a decrease in interest expense as we paid down our debt. The decrease from 1999 to 2000 is primarily related to a $1,010,000 decrease in interest expense and debt discount costs; a decrease in foreign currency exchange losses of $93,000, offset by an increase of $303,000 in amortization of warrant discounts and an increase in penalties of $111,000 related to state sales tax liabilities.

Net Loss from Continuing Operations

Net losses from continuing operations were $6,468,180, $1,986,872 and $2,519,969 for fiscal 2001, 2000 and 1999, respectively. The increase in the loss from 2000 to 2001 was the result of lower revenues, an impairment loss associated with our investment in ACIS, Inc. and a write down of the PentaStar shares due to a decline in value that we view as other than temporary. The decrease in the loss from 1999 to 2000 was the result of lower operating expenses in 2000 as compared to 1999.

Discontinued Operations

On May 18, 2000, we sold Eastern Telecom, our network reselling subsidiary; and, as a result have accounted for Eastern Telecom as discontinued operations. Accordingly, operating results for both subsidiaries have been reclassified and reported as discontinued operations. Operating income (loss) from discontinued operations was $(32,556) in 2000 and $(319,625) in 1999.

Gain on Sale of Subsidiary

We realized a gain of $488,829, net of taxes of $325,000, from the sale of our Eastern Telecom, Inc. subsidiary that took place on May 18, 2000.

Net Loss

The net loss for fiscal 2001 was $6,468,180 or $0.42 per share. The net loss for fiscal 2000 was $1,530,599 or $0.11 per share. The net loss for fiscal 1999 was $2,839,594 or $0.23 per share. The net loss for 2001 was due to lower revenues and the losses associated with our investments. The net loss for 2000 was reduced by $1,308,995 due to decreases in overhead and the gain on the sale of Eastern Telecom of $813,829, including a tax benefit of $325,000.


LIQUIDITY AND SOURCES OF CAPITAL

General

As of December 31, 2001, we had cash and cash equivalents of $72,764. We do not have sufficient funds for the next 12 months. We currently require substantial amounts of capital to fund current operations for the payment of past due obligations and the deployment of our new Ongoer product line. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters raise substantial doubt about our ability to continue as a going concern. We are continuing our efforts to raise additional funds through the issuance of a private placement. We have also issued promissory notes to selected individuals.

In November and December 2001 we issued convertible debt to two Directors of the Company in return for advancing us $400,000 to meet general operating expenses. This debt matures on February 7, 2002, is convertible into shares of the Company at $0.49 per share and bear interest at prime plus 1%. In exchange for this convertible debt we issued warrants to these Directors on the basis of one warrant for each $1.00 advanced. In the event that this debt must be extended these Directors shall receive additional warrants. We received a 60 day extension on February 7, 2002 and issued 100,000 additional warrants to each Director. In return for this funding we pledged certain assets of the Company. The Company will continue to issue an additional 50,000 warrants to each Director for each subsequent 60 day extension term granted on the debt.

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

We expect to spend approximately $103,000 for capital expenditures in fiscal
2002.

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

OPERATING LOSS CARRYFORWARDS

As of December 31, 2001, we had operating loss carryforwards for U.S. income tax purposes of approximately $38,174,000 available to reduce future taxable income through 2016. We also have investment, research and experimental credits of approximately $156,000 available to reduce future income taxes payable through 2021. During 1993, we experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

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

After 15 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2001, we had an accumulated deficit of $57.7 million. We may not be able to achieve or sustain profitability in the future. We anticipate an increase in expenses as a result of research and development and marketing for our new products. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

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

We currently sell control and videoconferencing systems to a small number of major customers. During the year ended December 31, 2001, approximately 66% of our revenues were from four large customers. Further, we do not have long term contracts with any of our other customers, so our customers could stop purchasing our products at any time. The loss of any of our major customers, or any reduction in purchases by these customers, could significantly harm our business.

If we cannot attract, retain, train or manage our key management or technical personnel effectively, our ability to develop and sell new products could be hindered, resulting in a reduction in sales.

Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Since we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel, which could result in significant harm to our business. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees, and failure to do so could hinder the development and marketing of our products and result in a reduction in sales, and our customers could shift their purchases to our competitors.

We may not be able to maintain or improve our competitive position because there are competitors who currently engage in or may enter the market with far greater technical and financial resources than we have.

Competition in the command and control and video communications markets is intense. We expect other competitors, some with significantly greater technical and financial resources, may enter these markets. If we cannot continue to offer new command and control and videoconferencing products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations. In the command and control market, our primary competitors are AMX, Inc. and Crestron Electronics, Inc.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct most of our business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at December 31, 2001 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and December 31,
         2000

         Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of Simtrol, Inc.

We have audited the accompanying consolidated balance sheets of Simtrol, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtrol, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced net losses of $6,468,180 and $1,530,599 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company's current liabilities exceeded its current assets by $1,590,616 and the Company had a stockholders' deficit of $763,556 at December 31, 2001. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 1, 2002

                         Simtrol, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                    December 31,
                                                                       ----------------------------------------
                                                                               2001                 2000
                                                                       -------------------- -------------------
  CURRENT ASSETS
     Cash and cash equivalents                                          $         72,764           1,779,548
     Accounts receivable, less allowance for doubtful accounts
       of $226,244 and $244,630 at December 31, 2001 and 2000,
       respectively                                                              375,347             511,702
     Inventories, less allowance for obsolescence of $826,585 and
       $618,656 at December 31, 2001 and 2000, respectively                      395,012             407,044
     Prepaid expenses                                                             11,591                   -
                                                                       -------------------- -------------------

         Total current assets                                                    854,714           2,698,294

  PROPERTY AND EQUIPMENT, net                                                    206,400             252,701

  OTHER ASSETS
     Software development costs, net                                             624,655             709,997
     Investments                                                                  10,853           3,558,684
     Other long term assets                                                       14,614              14,614
                                                                       -------------------- -------------------

                                                                                 650,122           4,283,295
                                                                       -------------------- -------------------

                                                                         $      1,711,236     $    7,234,290
                                                                       ==================== ===================

The accompanying notes are an integral part of these statements.

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,
                                                                     -----------------------------------
                                                                            2001             2000
                                                                     -----------------------------------
CURRENT LIABILITIES
   Current portion of capital lease                                  $          38,453  $       25,000
   Convertible debt                                                            293,290               -
   Accounts payable                                                          1,042,995         453,021
   Accrued expenses                                                            360,659         440,097
   Deferred revenue                                                            625,583         702,907
   Current liabilities of discontinued operations                               84,350          84,350
                                                                     -----------------------------------

       Total current liabilities                                             2,445,330       1,705,375

Capital lease payable, less current portion                                     29,462          41,738

COMMITMENTS AND CONTINGENCIES                                                       --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                                    --              --
   Common stock, authorized 40,000,000 shares of
     $.001 par value; issued and outstanding
     15,238,703 shares at December 31, 2001
     and 15,163,218 at December 31, 2000                                        15,239          15,163
   Additional paid-in capital                                               56,937,425      56,605,370
   Accumulated deficit                                                     (57,716,220)    (51,248,040)
   Accumulated other comprehensive income                                          --          114,684
                                                                     -----------------------------------

                                                                              (763,556)      5,487,177
                                                                     -----------------------------------

                                                                     $       1,711,236    $  7,234,290
                                                                     ===================================


The accompanying notes are an integral part of these statements

                         Simtrol, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           December 31,
                                                           ----------------------------------------------
                                                                2001           2000            1999
                                                           ---------------  ------------- ---------------
  Revenue                                                    $1,899,328     $4,041,204      $7,132,248

  Costs and expenses
     Cost of revenue                                          1,312,597      2,308,932       3,716,388
     Selling, general and administrative                      2,663,939      3,288,724       4,467,821
     Research and development                                   797,071        495,589         416,225
     Impairment loss                                          2,302,000              -               -
                                                           ------------     ----------    ------------

                                                              7,075,607      6,093,245       8,600,434
                                                           ------------     ----------    ------------

       Loss from operations                                  (5,176,279)    (2,052,041)     (1,468,186)

  Loss on sale of investments                                         -              -        (167,539)
  Loss on decline in market value of investment              (1,131,147)             -               -
  Other expenses, primarily financing charges                  (160,754)      (259,831)       (884,244)
                                                           ------------    -----------    ------------

       Net loss from continuing operations
         before income taxes                                 (6,468,180)    (2,311,872)     (2,519,969)

  Income taxes - benefit                                              -        325,000               -
                                                           ------------     ----------    ------------

       Net loss from continuing operations                   (6,468,180)    (1,986,872)     (2,519,969)


  Discontinued operations:
     Operating loss from
       discontinued operations                                        -        (32,556)       (319,625)
     Gain on sale of a subsidiary, net of taxes                       -        488,829               -
                                                           ------------     ----------    ------------


       Net loss                                            $ (6,468,180)  $ (1,530,599)   $ (2,839,594)
                                                           ============     ==========    ============

  Net loss per common share:
     Loss from continuing operations                             $(0.42)        $(0.14)         $(0.20)
     Gain (loss) from discontinued operations                      0.00           0.03           (0.03)
                                                           ------------     ----------    ------------

                                                           $      (0.42)  $      (0.11)   $      (0.23)
                                                           ============     ==========    ============

  Weighted average shares outstanding                        15,222,410     14,571,780      12,300,144
                                                           ============     ==========    ============

The accompanying notes are an integral part of these statements

                         Simtrol, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999

                                                                                                        Accumulated
                                                      Common stock         Additional                      other
                                                Number of        Par        paid in      Accumulated   comprehensive
                                                Shares           value      capital        deficit        income       Total
                                                ----------    ----------   ------------   ------------   ---------    -----------
Balance, December 31, 1998                      12,300,144        12,300     48,209,039    (46,877,847)   (340,847)     1,002,645
                                                ----------    ----------   ------------   ------------   ---------    -----------

Net loss for the year                                   --            --             --     (2,839,594)         --     (2,839,594)
  Other comprehensive income (loss)
   Foreign currency  translation  adjustment            --            --        (21,932)            --     340,847        318,915
   and other
                                                ----------    ----------   ------------   ------------   ---------    -----------
    Comprehensive income (loss)                         --            --        (21,932)    (2,839,594)    340,847     (2,520,679)
                                                ----------    ----------   ------------   ------------   ---------    -----------

Issuance of stock warrants                              --            --        320,967             --          --        320,967
                                                ----------    ----------   ------------   ------------   ---------    -----------

Balance, December 31, 1999                      12,300,144        12,300     48,508,074    (49,717,441)         --     (1,197,067)
                                                ----------    ----------   ------------   ------------   ---------    -----------

Net loss for the year                                                                       (1,530,599)          --    (1,530,599)
  Other comprehensive income (loss)
   Unrealized gain on investments                       --            --             --             --     114,684        114,684
                                                ----------    ----------   ------------   ------------   ---------    -----------
    Comprehensive income (loss)                         --            --             --     (1,530,599)    114,684     (1,415,915)
                                                ----------    ----------   ------------   ------------   ---------    -----------

Issuance of common shares in private
  placement                                      1,351,625         1,352      4,053,524             --          --      4,054,876
Issuance of common shares in conversion of
   minority interest                               524,126           524      1,572,009                                 1,572,533
Issuance of common shares for investment in
ACIS                                               500,000           500      2,154,500             --          --      2,155,000
Exercise of stock warrants                         151,898           152         78,944             --          --         79,096
Exercise of stock options                          118,480           118         93,790             --          --         93,908
Issuance of common shares for conversion of
   convertible debentures                          216,945           217        144,529             --          --        144,746
                                                ----------    ----------   ------------   ------------   ---------    -----------
Balance, December 31, 2000                      15,163,218    $   15,163   $ 56,605,370   $(51,248,040)  $ 114,684    $ 5,487,177
                                                ----------    ----------   ------------   ------------   ---------    -----------

Net loss for the year                                                                       (6,468,180)                (6,468,180)
  Other comprehensive income (loss)
   Realized loss on investments                         --            --             --             --    (114,684)      (114,684)
                                                ----------    ----------   ------------   ------------   ---------    -----------
    Comprehensive income (loss)                         --            --             --     (6,468,180)         --     (6,582,864)
                                                ----------    ----------   ------------   ------------   ---------    -----------

Beneficial conversion feature of
convertible debt                                        --            --        124,332             --          --        124,332
Warrants issued to debt holders                         --            --        127,173             --          --        127,173
Exercise of stock options                           30,031            30         21,051             --          --         21,081
Issuance of common shares for purchase of
  Quality Software Associates                       45,454            46         59,499             --          --         59,545
                                                ----------    ----------   ------------   ------------   ---------    -----------
Balance, December 31, 2001                      15,238,703      $ 15,239   $ 56,937,425   $(57,716,220)         --       (763,556)
                                                ==========      ========   ============   ============   =========    ===========


The accompanying notes are an integral part of these statements.

                         Simtrol, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       December 31,
                                                                         -----------       -----------       -----------
                                                                           2001            2000            1999
                                                                         -----------       -----------       -----------
Cash flows from operating activities:

  Net loss                                                               $(6,468,180)      $(1,530,599)      $(2,839,594)
  Adjustments to reconcile net loss to net cash used in operating activities:
     (Gain) loss on sale of subsidiary                                            --          (813,829)          167,539
     Loss in decline of market value of investments                        1,131,147                --                --
     Impairment loss on investments                                        2,302,000                --                --
     Depreciation and amortization                                           504,502           327,381           715,290
     Changes in operating assets and liabilities:
      Accounts receivable                                                    304,619           856,051         1,985,675
      Inventories                                                             12,032           369,296           204,159
      Prepaid expenses and other assets                                      (11,591)               --            96,407
      Accounts payable                                                       550,403          (488,278)       (1,230,288)
      Accrued expenses                                                      (107,537)         (748,493)          130,597
      Deferred revenue                                                       (77,324)         (297,605)         (353,104)
     Effect of operating activities of discontinued operations                    --            21,340           448,238
                                                                         -----------       -----------       -----------
       Net cash used by operating activities                              (1,859,929)       (2,304,736)         (675,081)

Cash flows from investing activities:

   Purchases of property and equipment, continuing operations                (22,505)         (116,141)          (26,161)
   Proceeds from sale of minority interest in subsidiary                          --                --         1,040,000
   Change in other assets, continuing operations                            (122,876)         (530,399)         (183,434)
   Proceeds from sale of subsidiary                                               --         1,287,835                --
   Effect of investing activities of discontinued operations                      --            (1,572)         (132,622)
                                                                         -----------       -----------       -----------
       Net cash provided by (used in) investing activities                  (145,381)          639,723           697,783
                                                                         -----------       -----------       -----------

Cash flows from financing activities:

   Net borrowings (payments) on notes payable and short term credit         (148,813)         (861,160)         (317,054)
   facilities
   Proceeds from convertible debt                                            400,000                --                --
   Proceeds from exercise of stock options and warrants                       21,081           173,004
   Proceeds from private placement, net of  issuance costs                        --         4,054,876                --
   Payment for minority interest                                                  --          (759,845)               --
                                                                         -----------       -----------       -----------
       Net cash provided (used) by financing activities                      272,268         2,606,875          (317,054)
                                                                         -----------       -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                      --                --            21,581
                                                                         -----------       -----------       -----------
Increase (decrease) in cash and cash equivalents                          (1,733,042)          941,862          (272,771)
Cash of subsidiary bought or sold                                             26,258                --           (40,284)
Change in cash and cash equivalents included in net current assets of discontinued
   Operations                                                                     --            38,860            12,163

Cash and cash equivalents at beginning of the period                       1,779,548           798,826         1,099,718
                                                                         -----------       -----------       -----------

Cash and cash equivalents at end of the period                           $    72,764       $ 1,779,548       $   798,826
                                                                         ===========       ===========       ===========
Supplementary disclosure:
   Interest paid                                                         $    13,791       $   115,831       $   459,453
                                                                         ===========       ===========       ===========
   Income taxes paid                                                     $        --       $        --       $        --
                                                                         ===========       ===========       ===========

  Supplemental schedule of non cash investing and financing activities:

     Non cash investing and financing activities:
       Conversion of debt to common stock                                $        --       $   144,746       $        --
                                                                         ===========       ===========       ===========
       Conversion of debt to subsidiary's stock                          $        --       $        --       $ 1,213,000
                                                                         ===========       ===========       ===========
       Issuance of stock warrants                                        $   124,332       $        --       $   320,967
                                                                         ===========       ===========       ===========
       Issuance of common stock for investment in ACIS                   $        --       $ 2,155,000       $        --
                                                                         ===========       ===========       ===========
       Issuance of common stock in conversion of Minority Interest       $        --       $ 1,572,533       $        --
                                                                         ===========       ===========       ===========
       Notes payable for capital lease                                   $        --       $    66,733       $        --
                                                                         ===========       ===========       ===========
       Beneficial conversion feature of convertible debt                 $   120,977       $        --       $        --
                                                                         ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                         Simtrol, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its majority and wholly-owned subsidiaries (the "Company"), develops, manufactures, markets and supports software based audio/visual control systems and videoconferencing products that operate on PC platforms. The Company changed its name effective on October 1, 2001.

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

    5.   PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives on a straight-line basis for financial reporting purposes and accelerated methods for tax reporting purposes.

    6.   SOFTWARE DEVELOPMENT COSTS

   All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,583,416 and $1,375,198 at December 31, 2001 and 2000, respectively.
   Amortization expense charged to operations was $208,218, $25,696 and $49,653 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company capitalized $122,875, $530,399 and $179,599 of software development costs in 2001, 2000 and 1999, respectively.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   7.    INVESTMENTS

   Investments consist of investments in equity securities and a 5% cost investment in another entity.

   The investment in equity securities consist of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company's sale of Eastern Telecom Inc. ("ETI") (see note C). The investment in equity securities is accounted for as available-for-sale and is stated at fair market value with unrealized gains and losses on this investment included in the shareholders' equity section of the balance sheet. As at December 31, 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determined that the decline in the market value of this investment represents an impairment that is other than temporary. As a result, management has adjusted the cost basis of this investment and recorded a realized loss of $1,131,147.

   On March 3, 2000, the Company issued 500,000 shares of its common stock in exchange for 250,000 shares of ACIS, Inc. ("ACIS"), representing approximately 5% of ACIS' common stock. ACIS is a Texas based, software technology Company, majority owned by the Company's Chief Technology Officer. ACIS is involved in the development of an advanced operating kernel to support the Company's new product architecture for PC-based device control. In further consideration of the Company's development contribution, ACIS has granted the Company a warrant to acquire up to 20% of ACIS' common stock at an exercise price of $2.00 per share. This option is exercisable by the Company any time through March 31, 2002. This investment in ACIS was recorded at cost of $2,302,000.

   At December 31, 2001, as a result of continued inactivity in the operations of ACIS and the downturn in the technology industry as a whole, an impairment loss of $2,302,000 was incurred related to the write down of the Company's investment in ACIS to its estimated fair market value. SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the impairment charge was taken when it was determined that sufficient time had passed since the initial investment in ACIS was made for management to adequately assess its value, which was December 31, 2001. No impairment charge was recorded in 2000 or 1999.

   8.    COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes the changes in equity resulting from transactions with non-owners for the periods reported. For the period ended December 31, 2001 and 2000, the unrealized gain on investments was the only component of comprehensive income. For the period ended December 31, 1999 the components of comprehensive income included translation adjustments of the Company's foreign subsidiaries, in which the asset and liability accounts of the Company's foreign subsidiaries were translated into U.S. dollars at the current exchange rate in effect at the balance sheet date. Stockholders' equity was translated at historical rates. Income statement items were translated at average currency exchange rates.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   9.    REVENUE RECOGNITION

   Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. Revenue on software sales is recognized upon acceptance by the customer. Revenues from installation of systems are billed separately and recognized upon completion of the installation. Revenue on maintenance contracts is recognized over the term of the related contract resulting in $625,583 and $702,907 of deferred revenue at December 31, 2001 and 2000, respectively.

   The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in financial Statements, in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.

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

    11.   STOCK BASED COMPENSATION

   The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123," Accounting for Stock-Based Compensation." SFAS No. 123 required that companies that do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (see Note I).

   The Company accounts for common stock issued for goods or services under SFAS No. 123 whereby the transaction is measured at the fair value of the common stock issued. No shares were issued for goods or services in the years ended December 31, 2001, 2000 or 1999.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    12.   NET LOSS PER COMMON SHARE

   Basic net earnings (loss) per share is computed by dividing net earnings
   (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share gives effect to all potentially dilutive securities. There is no difference between basic loss per share and diluted loss per share for any period presented.

   The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been antidilutive for the periods presented:

                                                                       2001             2000              1999
                                                                  --------------    -------------    --------------

     Common stock options                                              919,331          972,198          530,695
     Common stock warrants                                           2,198,714        1,788,714        1,788,714
                                                                     ---------        ---------        ---------

       Total securities                                              3,118,045        2,760,912        2,319,409
                                                                    ==========      ===========       ==========

   During 1998, the shareholders approved a one-for-four reverse common stock split, effective January 15, 1999 to shareholders of record on January 14, 1999. All references to shares of common stock, stock options and per share amounts have been restated to reflect this reverse common stock split.

   13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

   Management believes that the carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values as of each balance sheet date given the relatively short maturity of each of these instruments. The fair value of the Company's debt approximates fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

   14.   ADVERTISING EXPENSES

   The Company expenses all advertising expenses as incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 was $17,105, $7,861 and $75,869, respectively.

   15.   TECHNOLOGICAL CHANGE AND NEW PRODUCTS

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

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE A NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   15.   TECHNOLOGICAL CHANGE AND NEW PRODUCTS

   Management periodically evaluates the realizability of its technology-related assets, including inventories and software development costs. No write-down of these inventories was recorded in 1999 and approximately $209,000 was recorded in 2000 and $23,000 was recorded in 2001. Management believes that no material impairment of remaining inventories and software development costs existed at December 31, 2001. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.

   16.   DEPENDENCE ON THIRD PARTIES

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

    17.  RECLASSIFICATIONS

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current year presentation.

NOTE B - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss of $6,468,180 and $1,530,599 for the years ended December 31, 2001 and 2000, respectively. In addition, at December 31, 2001, the Company's current liabilities exceed its current assets by $1,590,616 and the Company continues to use, rather than provide, significant cash in its operations for each of the years ended December 31, 2001 and 2000.

   In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to obtain additional financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

   In response to the matters described in the preceding paragraphs, management is exploring a variety of financing alternatives, including a private placement of its stock and additional convertible debt.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE C - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARIES

   On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom ("ETI"), entered into a definitive agreement to sell substantially all of the assets of ETI to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, stockholder approval, which occurred at the Annual Meeting held on May 18, 2000. The Company received initial consideration of approximately $1.8 million in cash, $500,000 of which was held in escrow until specified accounts receivable had been collected. In addition, the Company received 57,122 shares of PentaStar Communications, Inc. common stock, with a market value of $1,142,000. The sale of ETI resulted in a gain of $813,829. As a result of the decision to discontinue the Company's network reselling business, operating results for ETI have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 for all periods presented.

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

                                             2001         2000          1999
                                             ----         ----          ----
       Revenue:
         Network reselling                 $      -    $2,181,341    $6,449,770
         System integration                       -             -             -
                                           --------    ----------    ----------
                                                  -     2,181,341     6,449,770
                                           --------    ----------    ----------
       Costs and expenses:
         Network reselling                        -     2,213,897     6,517,771
         System integration                       -             -       251,624
                                           --------    ----------    ----------
                                                  -     2,213,897     6,769,395
                                           --------    ----------    ----------

         Income(loss) from discontinued
           Operations                      $      -    $  (32,556)   $ (319,625)
                                           ========    ==========    ==========


   Assets and liabilities of the discontinued network reselling and system integration operations are included in the consolidated balance sheets as assets and liabilities of discontinued operations and are made up as follows:


                                                     2001           2000
                                                  ---------       --------
    Current assets of network reselling           $      --       $     --
    Current liabilities of network reselling             --             --
                                                  ---------       --------
    Net current assets of network reselling              --             --

    Current assets of system integration             14,545         14,545
    Current liabilities of system integration       (98,895)       (98,895)
                                                  ---------       --------
    Net current deficit of system integration     $ (84,350)      $(84,350)
                                                  =========       ========

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE C - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARIES - CONTINUED

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

 NOTE D - ACQUISITION

   On March 28, 2001, the Company acquired Quality Software Associates, Inc.
   (QSA), a custom programmer of audio/visual control systems. The purchase included the transfer of 45,454 shares of VSI common stock valued at $59,544 for all of the outstanding shares of QSA.

   This acquisition has been accounted for using the purchase method of accounting. Accordingly, the various assets acquired and liabilities assumed have been recorded at their respective estimated fair values as of the date of acquisition. The results of operations of QSA have been included in the accompanying statements of operations since the date of acquisition.

   The following summarizes the allocation of the purchase price to the major categories of assets acquired and liabilities assumed for this acquisition:

                                                        December 31,
                                                            2001
                                                     -----------------
    Cash                                             $          26,258
    Accounts receivable                                        168,263
    Computers and equipment                                    106,082
                                                       ---------------
      Total assets                                             300,603
                                                       ---------------

    Liabilities                                                241,059
                                                       ---------------

    Purchase Price                                   $          59,544
                                                       ===============

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 2001 and 2000:

                                                                                           Estimated
                                                                                            Service
                                                                 2001           2000          Life
                                                            --------------  ------------  -----------
         Machinery and equipment                            $    1,789,002  $  1,667,099  3-10 years
         Furniture and fixtures                                    238,179       238,179    10 years
         Leasehold improvements                                     64,595        84,805     5 years
                                                               -----------  ------------
                                                                 2,091,776     1,990,083
         Less accumulated depreciation                         (1,885,376)   (1,737,382)
                                                               -----------  ------------

                                                            $      206,400  $    252,701
                                                             =============  ============

   Depreciation expense charged to continuing operations was approximately $131,639, $95,000 and $158,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

NOTE F - CONVERTIBLE DEBT

   During 2001, the Company issued $400,000 of Convertible Debt to two shareholders. The debt accrues interest at prime rate plus 1%, is due February 7, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt are being utilized for working capital purposes. The Debt is convertible into shares of common stock of the Company at $0.49 per share. None of this debt has been converted as of December 31, 2001. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the Debt.

   The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement calls for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. Subsequent to year end, the first 60 day extension was granted by the debt holders and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. The Company will record an additional $145,000 of financing costs upon issuance of the warrants to be amortized over the 60 day extension period.

   In connection with the issuance of the convertible debt, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the year ended December 31, 2001, $55,413 was expensed as financing costs relating to this amortization of the beneficial conversion feature.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE F - CONVERTIBLE DEBT - CONTINUED

   In connection with the issuance of 400,000 stock purchase warrants to debt holders, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 132 %, risk free interest rate of 5.25%, and an expected term of five years, and allocated $124,332 of the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase Warrants. This warrant value will be amortized to financing costs over the stated term of the debt. For the year ended December 31, 2001, $83,186 was expensed as financing costs relating to the amortization of this fair value of the warrants.

   Additionally during the year, the Company issued two shareholders 5,000 warrants each for various loans made to the Company. The warrants, which expire in 2006, entitle the holders to purchase one common share of the common stock of the Company at $0.66 and $0.75 per share, respectively. The Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 133%, risk free interest rate of 5.25%, and an expected term of five years, and expensed $6,196 as financing costs relating to this issuance.

   On February 23, 1998, the Company issued $3,000,000 of 5% convertible Debentures due February 2000 (the "Debentures"), the proceeds of which were utilized for working capital purposes. In addition, the Company issued 9,375 common stock purchase warrants to the holder of the Debentures and 9,375 common stock purchase warrants to an agent involved in the transaction. The warrants expire on February 23, 2003. Each warrant entitles the holder to purchase one common stock share of the Company at the price of $10.00. The Debentures were convertible at the lower of (i) $8.00 per share or (ii) 85% of the average closing bid price of the Company's common stock. During 1998, $710,000 of Debentures plus accrued interest of $13,531 were converted into 45,956 common shares; $1,440,000 of the Debentures were redeemed by the Company at face value and the remaining Debentures were converted into a $900,000 term note.

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

   Effective August 31, 1999, the Company restructured its term note payable, which consisted of principal and accrued interest totaling $1,089,750. The Company paid $150,000 at closing, and the remaining balance of $939,750 was exchanged for a 7% Secured Convertible Debenture, due and payable on August 31, 2000. In January and February, 2000, the convertible debenture holder converted $144,747 of principal and interest into 216,945 shares of the Company's common stock. The remaining balance of the convertible debenture was paid by the Company on March 1, 2000 using the proceeds from the private placement (Note H).

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


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

NOTE H - PRIVATE PLACEMENT

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

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE I - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

   STOCK OPTION PLAN AND WARRANTS

   The Company's board of directors has approved a stock option plan which covers up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                               2001                      2000                          1999
                                     ------------------------------------------------------------------------------
                                                    Weighted                   Weighted                      Weighted
                                                    Average                     Average                     Average
                                                    Exercise                   Exercise                     Exercise
                                      Shares         Price        Shares        Price          Shares         Price
                                      -------      ----------     -------       ------        -------       ----------
Outstanding, beginning of year       972,198       $   2.75       530,695       $ 3.01         593,322       $   5.46

  Granted                            208,250           1.43       754,500         2.59         173,697           0.40


  Exercised                          (30,031)           .70      (118,480)        0.79              --             --
  Forfeited                         (231,086)          2.31      (194,517)        4.12        (236,324)          7.25
                                   ----------      --------      --------       ------        -------       ----------


  Outstanding, end of year           919,331       $   2.62       972,198       $ 2.75         530,695       $   3.01
                                    ========       ========      ========       ======        ========       ========


   The following table summarizes information about stock options outstanding at December 31, 2001:

                                              Options Outstanding                       Options Exercisable
                              -------------------------------------------------- -------------------------------
                                                     Weighted
                                                     Average         Weighted                           Weighted
                  Range of          Number          Remaining        Average           Number           Average
                  Exercise      Outstanding at     Contractual       Exercise      Exercisable at       Exercise
                    Price         31-Dec-01         Life (Years)       Price          31-Dec-01           Price
               -------------- -----------------  ---------------    -----------  -------------------   --------
                 $0.34 - $1.00      288,496            7.18           $0.54           256,756           $0.54
                 $1.12 - $1.94      190,250            5.58            1.91           146,550             1.90
                 $2.50 - $4.25      352,084            8.42            3.78           127,084             3.73
                 $4.60 - $5.50       72,001            4.57            5.07            72,001             5.07
                 $6.94 - $9.88        7,000            2.17            9.69             7,000             9.69
               $11.00 - $14.75        7,250            4.38           12.42             7,250            12.42
                        $17.25        2,250            3.77           17.25             2,250            17.25
                                   --------            ----           -----           -------            -----
                                    919,331            7.05          $ 2.62           618,891           $ 2.35
                                   ========            ====          ======           ========           =====

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

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE I - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN - CONTINUED

   STOCK OPTION PLAN AND WARRANTS - CONTINUED

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

                                                                  2001              2000                1999
                                                              --------------    --------------      --------
     Net loss:
       As reported                                        $    (6,468,180)  $    (1,530,599)    $     (2,839,594)
       Pro forma                                               (7,125,674)       (2,217,893)          (3,148,115)

     Net loss per common share:

       As reported                                        $         (0.42)  $         (0.11)    $          (0.23)
       Pro forma                                                    (0.47)            (0.15)               (0.26)


   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grants using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; expected volatility of 132.6%, 125% and 117%, risk-free interest rates of 4.625%-5.75%, 5.5%-5.88% and 4.75%-5.88%
   and expected lives of 3-7 years for all periods presented.

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

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000



NOTE J - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 2001 and 2000:

                                                                                  2001                2000
                                                                                  ----                ----
   Deferred income tax assets:
     Operating loss carryforwards                                         $     14,304,000      $   13,907,000
     Loss on decline of market value of investment                                 435,000                   -
     Nondeductible accruals and allowances                                         405,000             337,000
     Capitalized inventory costs                                                    63,000              53,000
     Tax credit carryforwards                                                      156,000             156,000
     Other                                                                               -               1,000
                                                                          ----------------      --------------
   Gross deferred income tax assets                                             15,363,000          14,454,000
   Deferred income tax asset valuation allowance                               (15,321,000)        (14,412,000)
                                                                          ----------------      --------------
       Net deferred income tax asset                                      $         42,000      $       42,000
                                                                          ================      ==============

   Deferred income tax liabilities                                        $        (42,000)     $      (42,000)
                                                                          ================      ==============

   Net deferred income tax                                                $              -      $            -
                                                                          ================      ==============

   At December 31, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $38,174,000 available to reduce future taxable income and approximately $156,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2021.

   The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code during calendar year 1993. As a result, approximately $7,000,000 of the available tax loss carryforwards will be limited to a maximum utilization of approximately $1,000,000 annually.

NOTE K- MAJOR CUSTOMERS

   Revenue from five customers comprised approximately 66% of consolidated revenues for the year ended December 31, 2001. At December 31, 2001, related accounts receivable from these companies comprised 77% of consolidated receivables.

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

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE L - OPERATING SEGMENTS AND RELATED INFORMATION

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of certain information regarding the Company's operating segments.

   Prior to 1998, the Company's three industry segments were made up of video conferencing, computer system integration and telephone network reselling. These industry segments were all operating in separate, one hundred percent owned, subsidiaries. In 1998, the Company discontinued operations of its computer system integration subsidiary. On May 18, 2000, the Company sold all of the assets of its network reselling subsidiary. These segments are included in discontinued operations in the accompanying consolidated balance sheets and statements of operations. As a result, at December 31, 2001, the Company is operating only in the video conferencing segment.

   The Company also had operations in the United States and Europe until the sale of the European subsidiary on September 30, 1999. The majority of the European revenue, operating loss, capital expenditures and identifiable assets detailed below originated in Belgium. Summary information related to the United States and European operations are as follows:

                                                     For the years ended December 31,
                                    -----------------------------------------------------------------
                                        2001                      2000                       1999
                                    -----------                -----------                -----------
   Revenue:
     United States                  $ 1,899,328                $ 4,041,204                $ 6,467,958
     Europe                                  --                         --                    664,290
                                    -----------                -----------                -----------
                                    $ 1,899,328                $ 4,041,204                $ 7,132,248
                                    ===========                ===========                ===========

   Operating loss:
     United States                  $(6,468,180)               $(2,245,566)               $(1,374,860)
     Europe                                  --                         --                $   (93,326)
                                    -----------                -----------                -----------
                                    $(6,468,180)               $(2,245,566)               $(1,468,186)

   Capital expenditures:
     United States                  $    23,705                $   201,978                $    19,363
     Europe                                  --                         --                      6,798
                                    $    23,705                $   201,978                $    26,161
                                    ===========                ===========                ===========


                                                                  December 31,
                                                  ---------------------------------------
                                                       2001                     2000
                                                       ----                     ----
   Identifiable assets:
     United States                                $     1,711,236         $     7,234,290
     Europe                                                     -                       -
                                                  ---------------         ---------------
                                                  $     1,711,236         $     7,234,290
                                                   ==============          ==============

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE M - COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

   The Company leases office space and equipment under noncancelable operating leases expiring at various dates through 2002. Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $305,000, $292,000 and $388,000, respectively. Approximate minimum annual future rental payments under the leases are $240,000 for the year ended December 31, 2002.

NOTE N - LITIGATION

   In November 2000 the company was named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of the Company that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from the Company. On September 24, 2001, this lawsuit was settled by agreeing to pay $32,000 to the bankruptcy trustee. This action has been dismissed.

   The Company has been notified of the potential for litigation with regard to the sale of its subsidiary VSI Solutions, Inc, doing business as Eastern Telecom by PentaStar Communications Inc, the purchaser, for alleged material breaches of the Representations and Warranties of the sales agreement. Management believes this is without merit and intends to vigorously oppose any litigation that might result. The Company presently has 57,122 shares of PentaStar recorded as investments on the balance sheet. These shares are being held in escrow relating to the Company's sale of a ETI in 1999. This threatened litigation may significantly delay or prevent the Company's ability to convert these shares to cash.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following summarizes certain quarterly results of operations (in thousands, except per share data):

                                                                 Quarters ended
                                                 ------------------------------------------------
                                                  March 31     June 30    Sept 30      Dec 31
                                                  --------     -------   --------      ------
                 Year ended December 31, 2001
                 Net revenue                        $ 435         $549        $369       $546
                 Loss from operations                (548)      (1,047)      (780)    (2,801)
                 Net income (loss)                   (512)      (1,076)      (787)    (4,093)
                 Net earnings per common share
                     Basic                         ($0.03)      ($0.07)    ($0.05)    ($0.27)
                     Diluted                       ($0.03)      ($0.07)    ($0.05)    ($0.27)


                                                                 Quarters ended

                                                 ------------------------------------------------
                                                  March 31     June 30     Sept. 30    Dec. 31
                                                  --------     -------     --------    -------
                 Year ended December 31, 2000
                 Net revenue                         $ 1,654    $1,022        $908        $457
                 Loss from operations                   (225)     (445)      (398)       (984)
                 Net income(loss)                       (464)      379        (396)     (1,050)
                 Net earnings per common share
                     Basic                            ($0.04)    $0.03      ($0.03)     ($0.07)
                     Diluted                          ($0.04)    $0.02      ($0.03)     ($0.07)


NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS

   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2001 and 2000


NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

   Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

               Report of Independent Certified Public Accountants
                                 on Schedule II

Board of Directors
Simtrol, Inc.

In connection with our audit of the consolidated financial statements of Simtrol, Inc. and Subsidiaries referred to in our report dated March 1, 2001, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 2001, 2000 and 1999. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ending December 31, 2001, 2000 and 1999.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 1, 2002

                          Simtrol, Inc and Subsidiaries



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                       Column A                           Column B        Column C       Column D       Column E
                       --------                           --------        --------       --------       --------
                                                                         Additions
                                                         Balance at      Charged to                    Balance at
                                                         Beginning       Costs and      Deductions       End of
                      Description                        of Period       Expenses    Describe (1)(2)    Period
                      -----------                        ----------      ---------   ----------------   ------
  Year ended December 31, 2001
     Reserve for obsolete inventory                  $  618,656          $ 211,138       $  3,209      $  826,585
     Reserve for doubtful accounts receivable           244,630             (8,432)         9,954)         226,24
                                                                                                                4

  Year ended December 31, 2000
     Reserve for obsolete inventory                  $1,000,000          $ 277,405       $658,749      $  618,656
     Reserve for doubtful accounts receivable           148,289            204,817        108,476         244,630

  Year ended December 31, 1999
     Reserve for obsolete inventory                  $1,677,440          $  56,000       $733,440      $1,000,000
     Reserve for doubtful accounts receivable           360,000            135,669        347,380         148,289


(1)      - Obsolete items which have been disposed and bad debt write offs.

(2) - Column C-2 "Charged to other accounts" has been omitted, as the response is "none".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters which are required to be described by Item 304 of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors and executive officers of the Company contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders scheduled to be held on June 12 2002 is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information relating to executive compensation contained in the registrant's definitive proxy statement to be delivered to Shareholders in connection with the 2002 Annual Meeting of shareholders scheduled to be held on June 12, 2002 are incorporated hereby by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information relating to security ownership of certain beneficial owners and management contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on June 12, 2002 are incorporated hereby by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to related party transactions contained in the registrant's definitive proxy statement to be delivered to shareholders in connection with the 2002 Annual Meeting of Shareholders scheduled to be held on June 12 2002 are incorporated hereby by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)        1.  Financial Statements.

         The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2001 and December 31,
         2000

         Consolidated Statements of Operations for Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for Years Ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

           2.  Financial Statement Schedules

The following financial statement schedule of Simtrol, Inc. for the years ended December 31, 2001, 2000 and 1999 is included pursuant to Item 8:

         Report of Independent Certified Public Accountants on Schedule II

         Schedule II: Valuation and Qualifying Accounts

           3.  Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "1997 10-Q"); (x) the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (referred to as "1996 10-K"); (xi) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as "1998 10-K/A"),
(xii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (referred to as "March 1999 10-Q"), (xiii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (referred to as "June 1999 10-Q"), (xiv) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (xiii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8"),
(xv) the Company's Current Report on Form 8-K dated August 31, 1999 (referred to as "1999 8-K"), (xvi) the Company's Registration Statement on Form S-3 amended January 31, 1999 ("1999 S-3"), (xvii) the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended (referred to as "1999 10-K/A"), and (xviii) the Company's Definitive Proxy Statement filed under Schedule 14A on April 21, 2000 (referred to as "2000 Proxy Statement").

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



 *10.17                                            Securityholders Agreement dated September 30, 1999, by and among the Registrant, Paul D'Haeyer, and Walter De Rop (1999
                                                   10-K/A)



 *10.18                                            Warrant Agreement dated September 30, 1999 issued to
                                                   Registrant by Videoconferencing Systems, n.v. (1999 10-K/A)


 *10.19                                            Form of Subscription Agreement used in connection with
                                                   Registrant's private placement that closed March 2000 (1999
                                                   10-K/A)



 *10.20                                            Purchase Agreement among PentaStar Communications, Inc., OC
                                                   Mergerco 4, Inc. and the Registrant dated February 18, 2000
                                                   (2000 Proxy Statement)

 10.21                                             First Amendment and Modification of ACIS, Inc. warrant
                                                   agreement dated September 7, 2001

 10.22                                             ACIS Technology License Agreement between ACIS, Inc. and the
                                                   Registrant dated September 27,2001

 10.23                                             Promissory Note dated November 9, 2001 by and between Simtrol,
                                                   Inc. and Larry Carr

 10.24                                             Promissory Note dated November 9, 2001 by and between Simtrol,
                                                   Inc. and Edward S. Redstone

 *21.1                                             Subsidiaries of the Registrant (1996 10-K)

  23.1                                             Consent of Grant Thornton LLP


(b)  Reports on Form 8-K.

           There were no reports on Form 8-K filed during the quarter ended December 31, 2001. .

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIMTROL,  INC.


                                  By:  /s/ Richard W. Egan
                                      ---------------------------------------
Date:  March 29, 2002             Richard W. Egan, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the following capacities on the dates indicated.

    Signature                                        Title                              Date
    ---------                                        -----                              ----
  /s/ Larry M. Carr                                  Chairman of the Board              March 29, 2002
  ------------------------------------------
     Larry M. Carr

  /s/ Richard W. Egan                                Chief Executive Officer            March 29, 2002
  ------------------------------------------
      Richard W. Egan

  /s/ Robert W. Morris                               Chief Financial Officer            March 29, 2002
  ------------------------------------------
      Robert W. Morris                               (Principal Financial and
                                                     Accounting Officer)

  /s/ Dallas S. Clement                              Director                           March 29, 2002
  ------------------------------------------
      Dallas S. Clement

  /s/ Julia B. North                                 Director                           March 29, 2002
  ------------------------------------------
      Julia B. North

  /s/ Edward S. Redstone                             Director                           March 29, 2002
  ------------------------------------------
      Edward S. Redstone