Form 10-Q
period 2002-03-31
SIMTROL  INC
filed 2002-05-15
CIK 846775

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER 1-10927

                                  SIMTROL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                    84-1104448
                  (STATE OF                                (I.R.S. EMPLOYER
               INCORPORATION)                             IDENTIFICATION NO.)

          5801 GOSHEN SPRINGS ROAD

              NORCROSS, GEORGIA                                  30071
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

           YES  X                                          NO
               ---                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
    CLASS OF SECURITIES                                          APRIL 30, 2002
    -------------------                                          --------------
COMMON STOCK, $.001 PAR VALUE                                      15,242,454



                         SIMTROL, INC. AND SUBSIDIARIES

                                    Form 10-Q
                          Quarter Ended March 31, 2002

                                      Index

                                                                                        Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets as of
                   March 31, 2002 and December 31, 2001...............................    3

                   Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2002 and 2001.........................    4

                   Consolidated Statements of Cash Flows for the

                   Three Months Ended March 31, 2002 and 2001.........................    5

                   Consolidated Statement of Stockholders' Deficit for the
                   Three Months Ended March 31, 2002..................................    6

                   Notes to Consolidated Financial Statements ........................    7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................   11

          Item 3.  Qualitative and Quantitative Disclosures About Market Risk.........   14

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..................................................   14

          Item 6.  Exhibits and Reports on Form 8-K...................................   14


                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                        MARCH 31,      DECEMBER 31,
                          ASSETS                                          2002             2001
                                                                      ------------     ------------
  Current assets:
     Cash and cash equivalents                                        $        484     $     72,764
     Accounts receivable, net                                              223,337          375,347
     Inventories, net                                                      398,589          395,012
     Prepaid expenses and other assets                                      92,519           11,591
                                                                      ------------     ------------
           Total current assets                                            714,929          854,714

Property and equipment, net                                                179,217          206,400

Other assets:
     Software development costs, net                                       555,249          624,655
     Investments                                                                --           10,853
     Other long term assets                                                 14,614           14,614
                                                                      ------------     ------------
                 Total                                                $  1,464,009     $  1,711,236
                                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

  Current Liabilities:
     Current portion of capital lease and short-term borrowings       $     38,453     $     38,453
     Convertible debt                                                      649,795          293,290
     Current liabilities of discontinued operations                         84,350           84,350
     Accounts payable and checks outstanding                             1,098,027        1,042,995
     Accrued expenses                                                      296,812          360,659
     Deferred revenues                                                     479,866          625,583
                                                                      ------------     ------------
           Total Current Liabilities                                     2,647,303        2,445,330


Commitments and contingencies                                                   --               --

Capital lease, less current portion                                         17,485           29,462

Stockholders' deficit:
     Common stock, authorized 40,000,000 shares of
       $.001 par value; issued and outstanding, 15,242,454 at
       March 31, 2002 and 15,238,703 at December 31, 2001                   15,243           15,239
     Additional paid-in capital                                         57,198,599       56,937,425
     Accumulated deficit                                               (58,414,621)     (57,716,220)
                                                                      ------------     ------------
                Total stockholders' deficit                             (1,200,779)        (763,556)
                                                                      ------------     ------------
                Total                                                 $  1,464,009     $  1,711,236
                                                                      ============     ============

See notes to consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                      -------------------------------
                                                          2002               2001
                                                      ------------       ------------
Revenues                                              $    385,550       $    435,289
Cost of revenues                                           244,540            214,463
                                                      ------------       ------------
      Gross profit                                         141,010            220,826

Operating expenses:
    Selling, general, and administrative                   540,988            673,656
    Research and development                               138,753             95,605
                                                      ------------       ------------
Total operating expenses                                   679,741            769,261
                                                      ------------       ------------
        Loss from operations                              (538,731)          (548,435)

Interest and other income/(expense), net                  (159,670)            37,029
                                                      ------------       ------------
        Loss from operations before income taxes          (698,401)          (511,406)

Income tax benefit (expense)                                    --                 --
                                                      ------------       ------------
        Net loss                                      $   (698,401)      $   (511,406)
                                                      ============       ============

Net loss per common share:

    Basic and Diluted                                 $      (0.05)      $      (0.03)
Weighted average shares outstanding
    Basic and diluted                                   15,242,341         15,180,052

See notes to consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $   (698,401)     $   (511,406)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Loss in decline of market value of investments                          10,853                --
         Depreciation and amortization                                          232,840            27,813
         Changes in operating assets and liabilities:
             Accounts receivable                                                152,010          (466,336)
             Inventories                                                         (3,577)          (22,053)
             Prepaid expenses and other assets                                    8,066           (26,895)
             Accounts payable and checks outstanding                             55,033            53,462
             Accrued expenses                                                   (63,847)          (51,505)
             Deferred revenues                                                 (145,717)          271,392
                                                                           ------------      ------------
             Net cash used in operating activities                             (452,740)         (725,528)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             --           (20,480)
     Change in other assets                                                          --          (122,875)
                                                                           ------------      ------------
             Net cash provided by (used in) investing activities                     --          (143,355)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on notes payable
         and short-term credit facilities                                       (11,978)           (5,247)
     Proceeds from exercise of stock options                                      2,438             5,666
     Proceeds from convertible debt                                             405,000                --
     Deferred offering costs                                                    (15,000)               --
                                                                           ------------      ------------
             Net cash provided by financing activities                          380,460               419
                                                                           ------------      ------------


Increase (decrease) in cash and cash equivalents                                (72,280)         (868,464)
Cash provided by acquired operations                                                 --            26,258
Cash and cash equivalents at beginning of the period                             72,764         1,779,548
                                                                           ------------      ------------
Cash and cash equivalents at end of the period                             $        484      $    937,342
                                                                           ============      ============


Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants                                                 $    193,747      $          0
                                                                           ------------      ------------
Beneficial conversion feature of convertible debt                          $     64,993      $          0
                                                                           ------------      ------------

See notes to consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                             Common Stock
                                       -------------------------   Additional                       Other
                                       Number of                    Paid in       Accumulated   Comprehensive
                                        Shares        Par Value     Capital         Deficit         Income         Total
                                       ------------------------------------------------------------------------------------
Balance December 31, 2001              15,238,703   $     15,239  $ 56,937,425   $(57,716,220)  $          --  $  (763,556)

Net loss for the period                                                              (698,401)                    (698,401)
 Other comprehensive income:
  Change in investment in marketable
    securities
                                       ------------------------------------------------------------------------------------
   Comprehensive income (loss)                                                       (698,401)             --     (692,923)
                                       ------------------------------------------------------------------------------------
Exercise of stock options                   3,751              4         2,434                                       2,438
Allocate FMV of warrants                                               258,740                                     258,740
                                       ------------------------------------------------------------------------------------
Balance March 31, 2002                 15,242,454   $     15,243  $ 57,198,599   $(58,414,621)  $          --  $(1,200,779)
                                       ------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Simtrol, Inc. (the "Company" or "Simtrol"). It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2002 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements contemplate continuation of the Company as a going concern as the Company has sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2002. The Company has also used, rather than provided, cash in its operations for the three months ended March 31, 2002.

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

In response to the matters described in the preceding paragraphs, management of the Company is currently in the process of attempting to secure additional equity or debt financing.

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

The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been anti-dilutive for the periods presented:

                                          March 31,      March 31,
                                               2002           2001
                                          ---------      ---------
      Common stock options                  901,911      1,042,586
      Common stock warrants               2,803,714      1,788,714
                                          ---------      ---------

        Total securities                  3,705,625      2,831,300
                                          =========      =========

NOTE 4 - ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company for the first quarter of fiscal 2002. Management believes long-lived assets in the accompanying consolidated balance sheets are appropriately valued in accordance with SFAS No. 144. (See Note 1)

NOTE 5 - REVENUE RECOGNITION

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. Revenue on software sales is recognized upon acceptance by the customer. Revenues from installation of systems are billed separately and recognized upon completion of the installation. Revenue on maintenance contracts is recognized over the term of the related contract resulting in $479,866 and $625,583 of deferred revenue at March 31, 2002 and December 31, 2001, respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 7 - ACQUISITION

On March 28, 2001, the Company acquired Quality Software Associates, Inc. ("QSA"), a custom programmer of audio/visual control systems. This merger was accounted for using the purchase method of accounting. The purchase included the transfer of 45,454 shares of Simtrol stock valued at $59,545 for the outstanding shares of QSA. There was no goodwill recorded as a result of this transaction.

NOTE 8 - INVESTMENTS

The investment in equity securities consist of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company's sale of Eastern Telecom Inc. ("ETI") in May 2000. The investment in equity securities was accounted for as available-for-sale and was stated at fair market value. At March 31,

2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determined that the decline in the market value of this investment represented an impairment that was other than temporary. As a result, management has adjusted the cost basis of this investment and recorded a realized loss of $10,853.

NOTE 9 - STOCK OPTIONS

The Company's board of directors has approved a 1991 Stock Option Plan that authorizes up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                                         Shares
                                                         ------
            Outstanding at December 31, 2001             919,331
              Granted                                          0
              Exercised                                        0
              Forfeited                                  (17,420)
                                                         -------
            Outstanding at March 31, 2002                901,911
                                                         -------

NOTE 10 - SOFTWARE DEVELOPMENT COSTS

All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,652,822 and $1,583,416 at March 31, 2002 and December 31, 2001, respectively.
Amortization expense charged to operations was $69,406 and $0 for the three-month periods ended March 31, 2002 and 2001, respectively. The Company capitalized $0 and $122,875 of software development costs in the three months ended March 31, 2002 and 2001, respectively.

NOTE 11 - COMPREHENSIVE LOSS

In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. For the three months ended March 31, 2001, the unrealized gain on marketable securities represents our only other component of comprehensive income.

NOTE 12 - CONVERTIBLE DEBT

In order to continue funding operations of the Company, the Company issued a total of $405,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during the three months ended March 31, 2002. The debt accrues interest at prime rate plus 1% and is due on December 31, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 405,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into shares of common stock of the Company at prices ranging from $0.65 to $0.79 per share, which represent the market prices of the stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices ranging from $0.65 to $0.79 per share, the market price of the stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the common stock of the Company.

In connection with the issuance of the convertible debt, $105,492 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion factor of the notes. These debt discounts are to be amortized to financing costs over the term of the debt. For the three months ended March 31, 2002, $15,291 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. At March 31, 2002, $155,194 of financing costs remain capitalized and will be expensed over the remaining term of the debt.

During 2001, the Company issued $400,000 of Convertible Debt to two shareholders. The debt accrues interest at prime rate plus 1%, was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt were utilized for working capital purposes. The Debt is convertible into shares of common stock of the Company at $0.49 per share. None of this debt has been converted as of March 31, 2002. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, a 60-day extension was granted by the debt holders and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and is being expensed over the remaining life of the debt. As of March 31, 2002, $14,260 of this amount had been amortized as a finance charge and $73,994 remained capitalized. On February 7, 2002, the shareholders agreed to extend the due date of the loans until December 31, 2002.

In connection with the issuance of the convertible debt during 2001, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the three months ended March 31, 2002, $65,564 was expensed as financing costs relating to the amortization of the beneficial conversion feature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. Notes to the condensed consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2001 should be read in conjunction with both sets of consolidated financial statements.

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

FINANCIAL CONDITION

During the quarter ended March 31, 2002, total assets decreased approximately 14% to $1,464,009 from $1,711,236 at December 31, 2001. This was primarily the result of a decrease in cash of $72,280, a decrease in accounts receivable of $152,010 and a decrease in our investments of $10,853.

Current liabilities increased $201,973, or 8%, due to an increase in convertible debt of $356,505 and increased accounts payables of $25,033, partially offset by decreased deferred revenue of $145,717 and decreased accrued expenses of $63,847.


RESULTS OF OPERATIONS

REVENUES

Revenues were $385,550 and $435,289 for the three months ended March 31, 2002 and 2001, respectively. The 11% decrease for the three months ended March 31, 2002 was primarily due to a reduction in revenues associated with our older Omega product line. We discontinued selling of our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) product line. New sales of Ongoer were not sufficient to offset the decline in Omega sales from the prior year.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues increased $30,077, or 14%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due primarily to the amortization of $69,406 of previously capitalized software development costs during the current quarter. See note 10 to the financial statements. There were no amortized software development costs in the three months ended March 31, 2001.

Gross margins were approximately 37% and 51% for the three months ended March 31, 2002 and 2001, respectively. The decrease resulted primarily from the amortization of capitalized software cost during the three months ended March 31, 2002 for the Ongoer product line, which began shipping in March 2001.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $540,988 and $673,656 for the three months ended March 31, 2002 and 2001, respectively. The decrease in the three-month period ended March 31, 2002 compared to the similar period in 2001 resulted primarily from consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. These expensed costs were $138,753 and $95,605 for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2002, we did not capitalize any software development costs related to new products under development, while in the three months ended March 31, 2001, we capitalized $122,875 in development costs associated with our Ongoer product that was first sold in March 2001. The decrease in total research and development costs incurred resulted primarily from reductions in our research and development personnel from the prior year.

INTEREST AND OTHER INCOME/( EXPENSE), NET

Interest and other income/(expense), net of ($159,670) for the three months ended March 31, 2002 consisted primarily of finance charges associated with the Company's issuance of convertible debt during the quarter and amortization of previously capitalized finance charges for convertible debt issued in fourth quarter 2001. See note 12 to the financial statements. Interest and other income, net of $37,029 in the three months ended March 31, 2001 was due primarily to interest earned on cash balances during the period.

NET LOSS

Net loss for the three months ended March 31, 2002 was $698,401 compared to a net loss of $511,406 for the three months ended March 31, 2001. The increase in net loss for the period was due primarily to the amortization of finance charges of $136,251 associated with the issuance of Convertible Debt during the fourth quarter of 2001 and the three months ended March 31, 2002.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of March 31, 2002, we had cash and cash equivalents of $484. We do not have sufficient funds for the next 12 months. We currently require substantial amounts of capital to fund current operations for the payment of past due obligations and the deployment of our new Ongoer product line. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion at December 31, 2001 stated that these matters raise substantial doubt about our ability to continue as a going concern. We are continuing our efforts to raise additional funds through the issuance of a private equity or debt placement. We have also issued promissory notes to selected individuals including members of our Board of Directors. See note 12 of the financial statements. . However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2002. The Company has also used, rather than provided, cash in its operations for the three months ended March 31, 2002.

We used $452,740 in cash from operating activities in the three months ended March 31, 2002, primarily due to our loss of $698,401, partially offset by decreased accounts receivable of $152,010. The decrease in cash used from the three months ended March 31, 2001 of $725,528 was due mainly to improved collections, as accounts receivable increased $466,336 during that period. There was no cash used in investing activities for the three months ended March 31, 2002 compared to $143,335 used in the three months ended March 31, 2001, of which $122,875 was for software development and $20,480 was for the purchase of equipment. Cash provided by financing activities in the three months ended March 31, 2002 of $380,460 was due primarily to the $405,000 raised through issuance of convertible debt during the period. Cash provided by financing activities in the three months ended March 31, 2001 was de minimis.

We will require additional funding during the remainder of fiscal 2002 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate continuation of the Company as a going concern

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company is currently in the process of attempting to secure additional equity and debt financing.

On September 7, 2001 we renegotiated certain terms and conditions pertaining to our warrant to acquire up to twenty percent of our technology partner, ACIS, Inc. (the "Warrant"). We had until March 31, 2002 to exercise the Warrant. Additionally, the number of ACIS shares available under the Warrant was fixed at 1,005,500 shares, which, when combined with ACIS shares already held by Simtrol, is equal to twenty percent of the fully diluted ACIS shares outstanding as of March 31, 2002. On March 31, 2002, the Company made the decision to not exercise the Warrant.

We expect to spend less than $50,000 for capital expenditures in the remainder of fiscal 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct most of our business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at March 31, 2002 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

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




                                    SIMTROL, INC.




Date: May 15, 2002                  /s/ Richard W. Egan
      --------------------          --------------------------------------------
                                    Chief Executive Officer
                                    (Principal executive officer)




                                    /s/ Stephen N. Samp
                                    -------------------------------------------
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)