Form 10-Q
period 2002-06-30
SIMTROL  INC
filed 2002-08-13
CIK 846775

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 1-10927

SIMTROL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1104448
(State of incorporation)	(I.R.S. Employer Identification No.)

5801 Goshen Springs Road Norcross, Georgia	30071
(Address of principal executive offices)	(Zip Code)

(770) 242-7566
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]         NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Securities	July 31, 2002

Common Stock, $.001 Par Value	16,869,454

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended June 30, 2002

SIMTROL, INC.
PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$145,641	$72,764
Accounts receivable, net	251,015	375,347
Inventories, net	411,322	395,012
Prepaid expenses and other assets	86,357	11,591

Total current assets	894,335	854,714

Property and equipment, net	152,198	206,400

Other assets:
Software development costs, net	485,842	624,655
Investments	—	10,853
Other long term assets	14,614	14,614

Total	$1,546,989	$1,711,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of capital lease and short-term borrowings	$38,453	$38,453
Convertible debt	1,036,714	293,290
Current liabilities of discontinued operations	—	84,350
Accounts payable and checks outstanding	1,121,015	1,042,995
Accrued expenses	340,871	360,659
Deferred revenues	428,712	625,583

Total Current Liabilities	2,965,765	2,445,330

Commitments and contingencies	—	—

Capital lease, less current portion	10,569	29,462

Stockholders’ deficit:
Common stock, authorized 40,000,000 shares of $.001 par value; issued and outstanding, 16,644,454 at June 30, 2002 and 15,238,703 at December 31, 2001	16,645	15,239
Additional paid-in capital	57,468,457	56,937,425
Accumulated deficit	(58,914,447)	(57,716,220)

Total stockholders’ deficit	(1,429,345)	(763,556)

Total	$1,546,989	$1,711,236

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues	$374,498	$549,062	$760,048	$984,351
Cost of revenues	242,375	424,683	486,915	639,146

Gross profit	132,123	124,379	273,133	345,205
Operating expenses:
Selling, general, and administrative	531,912	824,290	1,072,900	1,497,946
Research and development	130,838	346,795	269,594	442,400

Total operating expenses	662,750	1,171,085	1,342,494	1,940,346

Loss from operations	(530,627)	(1,046,706)	(1,069,358)	(1,595,141)
Interest and other income/(expense), net	(118,114)	(29,675)	(277,784)	7,354

Loss before income taxes	(648,741)	(1,076,381)	(1,347,142)	(1,587,787)

Income tax expense	—	—	—	—

Loss before extraordinary item	(648,741)	(1,076,381)	(1,347,142)	(1,587,787)

Extraordinary gain from extinguishment of debt, net of tax	148,915	—	148,915	—

Net loss	$(499,826)	$(1,076,381)	$(1,198,227)	$(1,587,787)

Net loss per common share, Basic and Diluted:
Loss before extraordinary item	$(0.04)	$(0.07)	$(0.09)	$(0.10)
Extraordinary gain	0.01	—	0.01	—

Net loss per share	$(0.03)	$(0.07)	$(0.08)	$(0.10)

Weighted shares outstanding
Basic and diluted	15,369,970	15,231,360	15,306,337	15,205,410

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,198,227)	$(1,587,787)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss in decline of market value of investments	10,853	—
Depreciation and amortization	402,785	151,849
Debt extinguishment	(148,915)	—
Changes in operating assets and liabilities:
Accounts receivable	124,332	309,271
Inventories	(16,310)	33,220
Prepaid expenses and other assets	13,488	(27,548)
Accounts payable	142,585	106,722
Accrued expenses	(19,788)	(19,830)
Deferred revenues	(196,871)	64,897

Net cash used in operating activities	(886,068)	(969,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(3,505)
Change in other assets	—	(122,592)

Net cash provided by (used in) investing activities	—	(126,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds on notes payable and short-term credit facilities	(18,893)	(36,271)
Proceeds from exercise of stock options	2,438	21,081
Proceeds from convertible debt	750,000	—
Net proceeds from stock issuance	225,400	—

Net cash provided (used) by financing activities	958,945	(15,190)

Increase (decrease) in cash and cash equivalents	72,877	(1,110,493)
Cash provided by acquired operations	—	26,258
Cash and cash equivalents at beginning of the period	72,764	1,779,548

Cash and cash equivalents at end of the period	$145,641	$695,313

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants	$239,607	$0

Beneficial conversion feature of convertible debt	$64,993	$0

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Common Stock
			Additional		Other
	Number of		Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total

Balance December 31, 2001	15,238,703	$15,239	$56,937,425	$(57,716,220)	$—	$(763,556)
Net loss for the period				(1,198,227)		(1,198,227)

Comprehensive income (loss)				(1,198,227)	—	(1,198,227)

Exercise of warrants	3,751	4	2,434			2,438
FMV of warrants issued and beneficial conversion factor			304,600			304,600
Issuance of common stock	1,402,000	1,402	223,998			225,400

Balance June 30, 2002	16,644,454	$16,645	$57,468,457	$(58,914,447)	$—	$(1,429,345)

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Simtrol, Inc. (the “Company” or “Simtrol”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2002 and for all periods presented.

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

The accompanying financial statements contemplate continuation of the Company as a going concern as the Company has sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2002. The Company has also used, rather than provided, cash in its operations for the six months ended June 30, 2002.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company is currently in the process of attempting to secure additional equity or debt financing. While the Company has been able to secure additional debt and equity financing to date, there is no guarantee that it can continue to do so.

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

Note 2 — Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3 – Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all potentially dilutive securities. There is no difference between basic and diluted loss per share for any period presented.

The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been anti-dilutive for the periods presented:

	June 30,	June 30,
	2002	2001

Common stock options	989,841	1,054,721
Common stock warrants	3,148,714	1,788,714

Total securities	4,138,555	2,843,435

Note 4 – Accounting for Impairments in Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 is effective for the Company for the first quarter of fiscal 2002. Management believes long-lived assets in the accompanying consolidated balance sheets are appropriately valued in accordance with SFAS No.144. (See Note 1)

Note 5 – Revenue Recognition

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC based software product Ongoer and our older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from Ongoer software sales upon shipment as the company sells the product to audiovisual integrators. Revenues from the sale and installation of Omega systems in the prior year were recognized upon completion of the installation. The company did not install any Omega systems during the six months ended June 30, 2002. Revenue on maintenance contracts is recognized over the term of the related contract resulting in $479,866 and $625,583 of deferred revenue at June 30, 2002 and December 31, 2001, respectively.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in financial Statements, in December 1999. SAB 101 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.

Note 6 – Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 7 – Investments

The investment in equity securities consisted of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company’s sale of Eastern Telecom Inc. (“ETI”) in May 2000. The investment in equity securities was accounted for as available-for-sale and was stated at fair market value. At March 31, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determined that the decline in the market value of this investment represented an impairment that was other than temporary. As a result, management has adjusted the cost basis of this investment and recorded a realized loss of $10,853.

Note 8 – Stock Options

The Company’s board of directors approved a 1991 Stock Option Plan that authorized up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. The ability to grant options under this plan expired in August 2001. During June 2002, the shareholders of the company approved the Company’s 2002 Stock Option Plan that allows for the grant of up to 2,500,000 options. All options granted during the six months ended June 30, 2002 were from the 2002 Stock Option Plan. Stock option transactions are summarized below:

Shares

Outstanding at December 31, 2001	919,331
Granted	196,500
Exercised	0
Forfeited	(125,990)

Outstanding at June 30, 2002	989,841

Note 9 — Software Development Costs

All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Capitalized software costs for development of Ongoer are being amortized on a straight-line basis over three years as the Company can not reasonably estimate total sales for the product during the period. Accumulated amortization of software development costs was $1,722,228 and $1,583,416 at June 30, 2002 and December 31, 2001, respectively. Amortization expense charged to operations was $138,812 and $69,406 for the six months ended June 30, 2002 and 2001, respectively, and $69,406 for each three-month period ended June 30, 2002 and 2001. The Company capitalized $0 and $122,875 of software development costs in the six months ended June 30, 2002 and 2001, respectively.

Note 10 – Comprehensive Loss

In 1998, we adopted SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. For the six months ended June 30, 2002, there were no other components of comprehensive income.

Note 11 – Convertible Debt

In order to continue funding operations of the Company, the Company issued a total of $750,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during the six months ended June 30, 2002. The debt accrues interest at prime rate plus 1% and is due on December 31, 2002. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 750,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the company’s traded common stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of the company’s traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company.

In connection with the issuance of the convertible debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion factor of the notes. These debt discounts are to be amortized to financing costs over the term of the debt. For the six months ended June 30, 2002, $224,030 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. At June 30, 2002, $137,940 of financing costs remain capitalized and will be expensed over the remaining term of the debt.

During 2001, the Company issued $400,000 of Convertible Debt to two shareholders. The debt accrues interest at prime rate plus 1%, was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt were utilized for working capital purposes. The Debt is convertible into shares of common stock of the Company at $0.49 per share. None of this debt has been converted as of June 30, 2002. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company’s common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and is being expensed over the remaining life of the debt. As of June 30, 2002, $38,924 of this amount had been amortized as a finance charge and $49,330 remained capitalized. The shareholders agreed on February 7, 2002 to extend the due date of the loans until December 31, 2002.

In connection with the issuance of the convertible debt during 2001, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the six months ended June 30, 2002, $65,564 was expensed as financing costs relating to the amortization of the beneficial conversion feature.

Note 12 – Debt Extinguishment

Extraordinary gains in the three and six months ended June 30, 2002 were due to debt extinguishments of $84,350 related to the company’s inactive subsidiary, Integrated Network Services, Inc. (INS) and the $64,565 reduction of accounts payable to Glovicom, N.V., resulting from the exchange of Simtrol’s warrant to purchase 19% of Glovicom for this amount.

Note 13 – Subsequent Events

On July 31, 2002, Simtrol signed a 36-month lease to occupy approximately 6,400 square feet of office space in Norcross, Georgia, beginning September 1, 2002. Simultaneously, Simtrol signed a promissory note to AMB Property, L.P. in the amount of $229,165, for all unpaid rent through August 31, 2002 at the current headquarters. The note has an interest rate of 12% and requires monthly principal only payments beginning November 1, 2002. All interest will be waived if the company makes the 34 monthly principal payments in a timely fashion. The promissory note has a cross default provision to the lease on the new office space such that a default on the note would represent a default on the lease as well.

On August 5, 2002, Simtrol, Inc., completed the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share. Offering costs totaled approximately $70,000. The proceeds of the offering will be used to fund current operational and overhead expenses of the company. $225,400 of the net proceeds was collected by June 30, 2002 and is reflected as a cash flow from financing activities in the Consolidated Statements of Cash Flows on page 5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

We prepare the consolidated financial statements of Simtrol, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

•	Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

•	Impairments of Long-Lived Assets/Investments. We record impairment losses on long-lived assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Financial Condition

During the six months ended June 30, 2002, total assets decreased approximately 9.6% to $1,546,989 from $1,711,236 at December 31, 2001. This was primarily the result of a decrease in capitalized software development costs of $138,812 due to amortization of this amount, a decrease of $124,332 in accounts receivable due to lower revenues and improved collections, offset partially by an increase in cash of $72,877 due to issuance of convertible debt and restricted common stock during the period.

Current liabilities increased $520,435 or 21.3%, due primarily to an increase in convertible debt of $743,374, partially offset by decreased deferred revenue of $196,871.

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenues

Revenues were $374,498 and $549,062 for the three months ended June 30, 2002 and 2001, respectively. The 31.8% decrease for the three months ended June 30, 2002 was primarily due to a reduction in revenues associated with our older Omega product line. Revenues for Omega were $263,135 for the three months ended June 30, 2002 compared to $450,164 for the three months ended June 30, 2001. We discontinued selling our older Omega platform in the second half of 2001 in order to concentrate resources on development and sale of our new Ongoer™ product line, which began shipping in April 2001. All Omega revenues in the current year were from maintenance contracts.

Cost of Revenues and Gross Profit

Cost of revenues decreased $182,308, or 42.9%, for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due primarily to the decrease in revenue of 31.8% described above.

Gross margins were approximately 35% and 23% for the three months ended June 30, 2002 and 2001, respectively. The increase was due primarily to inventory reserves of $30,000 recorded for Omega inventory during the three months ended

June 30, 2001 and hardware costs associated with Omega system sales during that period. The company discontinued the sale of new Omega systems in the second half of 2001 to concentrate on Ongoer.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $531,912 and $824,290 for the three months ended June 30, 2002 and 2001, respectively. The decrease in the three-month period ended June 30, 2002 compared to the similar period in 2001 resulted primarily from consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $69,406 for the three months ended June 30, 2002 and 2001, respectively, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $130,838 in the three months ended June 30, 2002 from $346,795 in the three months ended June 30, 2001 due primarily to reductions in our research and development personnel from the prior year.

Interest and Other Income/(Expense), net

Interest and other income/(expense), net of $(118,114) for the three months ended June 30, 2002 consisted primarily of finance charges associated with the Company’s issuance of convertible debt during the quarter and amortization of previously capitalized finance charges for convertible debt issued in fourth quarter 2001 and first quarter of 2002. See note 11 to the financial statements. Expense in the prior year consisted primarily of miscellaneous expense items.

Net Loss

Net loss for the three months ended June 30, 2002 was $499,826 compared to a net loss of $1,076,381 for the three months ended June 30, 2001. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year.

Six Months Ended June 30, 2002 and 2001

Revenues

Revenues were $760,048 and $984,351 for the six months ended June 30, 2002 and 2001, respectively. The 22.8% decrease for the six months ended June 30, 2002 was primarily due to a reduction in revenues associated with our older Omega product line. Revenues for Omega were $518,328 for the six months ended June 30, 2002 compared to $881,619 for the six months ended June 30, 2001. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer™ product line, which began shipping in April 2001.

Cost of Revenues and Gross Profit

Cost of revenues decreased $152,231, or 23.8%, for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due primarily to the decrease in revenue of 22.8% described above.

Gross margins were approximately 36% and 35% for the six months ended June 30, 2002 and 2001, respectively.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $1,072,900 and $1,497,946 for the six months ended June 30, 2002 and 2001, respectively. The decrease in the six months ended June 30, 2002 compared to the similar period in 2001 resulted primarily from consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $138,812 and $69,406 for the six months ended June 30, 2002 and 2001, respectively, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $269,594 in the six months ended June 30, 2002 from $442,400 in the six months ended June 30, 2001 due primarily to reductions in our research and development personnel from the prior year.

Interest and Other Income/(Expense), net

Interest and other income/(expense), net of $(277,784) for the six months ended June 30, 2002 consisted primarily of finance charges associated with the Company’s issuance of convertible debt during the quarter and amortization of previously capitalized finance charges for convertible debt issued in fourth quarter 2001 and first quarter 2002 of $224,030. See note 11 to the financial statements.

Net Loss

Net loss for the six months ended June 30, 2002 was $1,198,227 compared to a net loss of $1,587,787 for the six months ended June 30, 2001. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year.

Liquidity and Sources of Capital

General

As of June 30, 2002, we had cash and cash equivalents of $145,641. We do not currently have sufficient funds for the next 12 months. During the current year we have issued $750,000 of convertible notes and $225,400 of equity, net of costs, in order to fund our operations and for the payment of certain past due obligations. Due to declining revenues and recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant’s audit opinion at December 31, 2001 stated that these matters raise substantial doubt about our ability to continue as a going concern. In June 2002, we reduced our headcount by approximately 50% in order to conserve resources and focus our sales and development efforts with select audiovisual integrators and on software licensing opportunities. See note 11 of the financial statements. The Company has sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2002. The Company has also used, rather than provided, cash in its operations for the six months ended June 30, 2002.

We may require additional funding during the remainder of fiscal 2002 and thereafter will require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on how quickly sales of our new Ongoer product take place and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate continuation of the Company as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In response to the matters described in the preceding paragraphs, management of the Company expects to attempt to secure additional equity and/or debt financing by the end of 2002. The ultimate success of such attempts will depend on the company’s ability to gain more rapid acceptance of its Ongoer software in the market through additional sales to audiovisual integrators and through software licensing opportunities, as well as the state of the overall capital markets when the company requires additional funding.

We used $886,068 in cash from operating activities in the six months ended June 30, 2002, primarily due to our loss of $1,198,227, partially offset by decreased accounts receivable of $124,332. There was no cash used in investing activities for the six months ended June 30, 2002 compared to $126,097 used in the six months ended June 30, 2001, of which $122,875 was for software development and $3,505 was for the purchase of equipment. Cash provided by financing activities in the six months ended June 30, 2002 of $958,945 was due primarily to the $750,000 raised through issuance of convertible debt and $225,400 net proceeds raised through sale of restricted common stock during the period. Cash used in financing activities in the six months ended June 30, 2001 was de minimis.

On September 7, 2001 we renegotiated certain terms and conditions pertaining to our warrant to acquire up to twenty percent of our technology partner, ACIS, Inc. (the “Warrant”). We had until June 30, 2002 to exercise the Warrant. Additionally, the number of ACIS shares available under the Warrant was fixed at 1,005,500 shares, which, when combined with ACIS shares already held by Simtrol, is equal to twenty percent of the fully diluted ACIS shares outstanding as of June 30, 2002. On March 31, 2002, the Company made the decision to not exercise the Warrant.

In June 2002, we exchanged a warrant to purchase 19% of Glovicom for a $64,565 reduction of our outstanding payable to Glovicom. The gain on the exchange of the warrant was recorded as extraordinary income.

We expect to spend less than $25,000 for capital expenditures in the remainder of fiscal 2002. Most of the amount will represent leasehold improvements on new office space that we will occupy effective September 1, 2002.

Forward-Looking Statements

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and market our new Ongoer product line and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct most of our business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at June 30, 2002 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.

Part II

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2002 Annual Meeting of Stockholders on June 12, 2002 in Las Vegas, Nevada. At that meeting, a majority of stockholders voted to elect Larry Carr (12,736,102 votes for, 266,501 votes withheld), Ed Redstone (12,878,587 votes for, 124,016 votes withheld), Richard Egan (12,729,072 votes for, 273,531 votes withheld), Julia North (12,834,027 votes for, 168,576 votes withheld), and Dallas Clement (12,878,037 votes for, 124,566 votes withheld) to serve as directors for a term of one year.

In addition, stockholders ratified the adoption of the Simtrol 2002 Stock Option Plan (5,261,286 votes for, 345,742 votes against, 17,072 abstentions) that authorizes the issuance of up to 2,500,000 options during the life of the Plan.

Stockholders also ratified the appointment of Grant Thornton, LLP (12,943,400 votes for, 47,320 votes against, 11,883 abstentions) as our independent auditors for the fiscal year ending December 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

10.1	Promissory Note issued by Simtrol, Inc. in favor of AMB Property, L.P., dated as of July 31, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard W. Egan, the President and Chief Executive Officer of Simtrol, Inc. on August 13, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Stephen Samp, the Chief Financial Officer of Simtrol, Inc. on August 13, 2002.

(b)  Reports on Form 8-K:

     We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: August 13, 2002	/s/ Richard W. Egan Chief Executive Officer (Principal executive officer)

/s/ Stephen N. Samp Chief Financial Officer (Principal financial and accounting officer)