Form 10-Q
period 2002-09-30
SIMTROL  INC
filed 2002-11-14
CIK 846775

Form 10-Q
 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-10927

SIMTROL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	84-1104448 (I.R.S. Employer Identification No.)

2200 Norcross Parkway, Suite 255 Norcross, Georgia (Address of principal executive offices)	30071 (Zip Code)

(770) 242-7566
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Securities	October 31, 2002

Common Stock, $.001 Par Value	16,869,454

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended September 30, 2002

SIMTROL, INC.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$54,477	$72,764
Accounts receivable, net	53,682	375,347
Inventories, net	315,886	395,012
Prepaid expenses and other assets	84,569	11,591

Total current assets	508,614	854,714
Property and equipment, net	145,704	206,400
Other assets:
Software development costs, net	416,436	624,655
Investments	—	10,853
Other long term assets	11,187	14,614

Total	$1,081,941	$1,711,236

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current portion of capital lease and short-term borrowings	$119,335	$38,453
Convertible debt	1,081,030	293,290
Current liabilities of discontinued operations	—	84,350
Accounts payable and checks outstanding	912,815	1,042,995
Accrued expenses	398,408	360,659
Deferred revenues	240,224	625,583

Total Current Liabilities	2,751,812	2,445,330
Commitments and contingencies	—	—
Capital lease and notes payable, less current portion	135,722	29,462
Stockholders’ deficit:
Common stock, authorized 40,000,000 shares of $.001 par value; issued and outstanding, 16,869,454 at September 30, 2002 and 15,238,703 at December 31, 2001	16,869	15,239
Additional paid-in capital	57,498,232	56,937,425
Accumulated deficit	(59,320,694)	(57,716,220)

Total stockholders’ deficit	(1,805,593)	(763,556)

Total	$1,081,941	$1,711,236

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues	$370,920	$368,740	$1,130,968	$1,353,091
Cost of revenues	241,206	293,708	728,121	932,854

Gross profit	129,714	75,032	402,847	420,237
Operating expenses:
Selling, general, and administrative	326,791	586,735	1,399,691	2,084,681
Research and development	75,632	268,032	345,223	710,432

Total operating expenses	402,423	854,767	1,744,914	2,795,113

Loss from operations	(272,709)	(779,735)	(1,342,067)	(2,374,876)
Interest and other income/(expense), net	(133,538)	(7,517)	(411,322)	(163)

Loss before income taxes	(406,247)	(787,252)	(1,753,389)	(2,375,039)
Income tax expense	—	—	—	—
Loss before extraordinary item	(406,247)	(787,252)	(1,753,389)	(2,375,039)
Extraordinary gain from extinguishment of debt, net of tax	—	—	148,915	—

Net loss	$(406,247)	$(787,252)	$(1,604,474)	$(2,375,039)

Net loss per common share, Basic and Diluted:
Loss before extraordinary item	$(0.02)	$(0.05)	$(0.11)	$(0.16)
Extraordinary gain	—	—	0.01	—

Net loss per share	$(0.02)	$(0.05)	$(0.10)	$(0.16)

Weighted shares outstanding
Basic and diluted	16,851,519	15,238,703	15,827,057	15,216,920

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,604,474)	$(2,375,039)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss in decline of market value of investments	10,853	—
Depreciation and amortization	607,657	252,811
Debt extinguishment	(148,915)	—
Changes in operating assets and liabilities:
Accounts receivable	321,665	386,683
Inventories	79,126	32,071
Prepaid expenses and other assets	(44,885)	(45,286)
Accounts payable	(65,615)	187,512
Accrued expenses	37,749	(59,562)
Deferred revenues	(385,360)	(101,092)

Net cash used in operating activities	(1,192,199)	(1,721,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,068)	(3,505)
Change in other assets	—	(122,592)

Net cash provided by (used in) investing activities	(21,068)	(126,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds on notes payable and short-term credit facilities	187,142	39,776
Proceeds from exercise of stock options	2,438	21,081
Proceeds from convertible debt	750,000	—
Net proceeds from stock issuance	255,400	—

Net cash provided (used) by financing activities	1,194,980	60,857

Increase (decrease) in cash and cash equivalents	(18,287)	(1,787,142)
Cash provided by acquired operations	—	26,257
Cash and cash equivalents at beginning of the period	72,764	1,779,548

Cash and cash equivalents at end of the period	$54,477	$18,663

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants	$239,606	$0

Beneficial conversion feature of convertible debt	$64,993	$0

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Common Stock
			Additional		Other
	Number of		Paid in	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total

Balance December 31, 2001	15,238,703	$15,239	$56,937,425	$(57,716,220)	$—	$(763,556)
Net loss for the period				(1,604,474)		(1,604,474)

Comprehensive income (loss)				(1,604,474)	—	(1,604,474)

Exercise of warrants	3,751	4	2,434			2,438
FMV of warrants issued and beneficial conversion factor			304,599			304,599
Issuance of common stock	1,627,000	1,626	253,774			255,400

Balance September 30, 2002	16,869,454	$16,869	$57,498,232	$(59,320,694)	$—	$(1,805,593)

See notes to consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Simtrol, Inc. (the “Company” or “Simtrol”). It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2002 and for all periods presented.

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

The accompanying financial statements contemplate continuation of the Company as a going concern as the Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2002. The Company has also used, rather than provided, cash in its operations for the nine months ended September 30, 2002.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been anti-dilutive for the periods presented:

	September 30,	September 30,
	2002	2001

Common stock options	995,600	974,054
Common stock warrants	3,143,714	1,788,714

Total securities	4,139,314	2,762,768

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

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC based software product Ongoer and our older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from Ongoer software sales upon shipment as the company sells the product to audiovisual integrators. Revenues from the sale and installation of Omega systems in the prior year were recognized upon completion of the installation. The company did not install any Omega systems during the nine months ended September 30, 2002. Revenue on maintenance contracts is recognized over the term of the related contract resulting in $240,224 and $625,583 of deferred revenue at September 30, 2002 and December 31, 2001, respectively.

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

Note 8 – Stock Options

The Company’s board of directors approved a 1991 Stock Option Plan that authorized up to 3,662,057 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. The ability to grant options under this plan expired in August 2001. During June 2002, the shareholders of the company approved the Company’s 2002 Stock Option Plan that allows for the grant of up to 2,500,000 options. All options granted during the nine months ended September 30, 2002 were from the 2002 Stock Option Plan. Stock option transactions are summarized below:

Shares

Outstanding at December 31, 2001	919,331
Granted	340,000
Exercised	0
Forfeited	(263,731)

Outstanding at September 30, 2002	995,600

Note 9 – Software Development Costs

All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Capitalized software costs for development of Ongoer are being amortized on a straight-line basis over three years as the Company can not reasonably estimate total sales for the product during the period. Accumulated amortization of software development costs was $1,791,634 and $1,583,416 at September 30, 2002 and December 31, 2001, respectively. Amortization expense charged to operations was $208,218 and $138,812 for the nine months ended September 30, 2002 and 2001, respectively, and $69,406 for each three-month period ended September 30, 2002 and 2001. The Company capitalized $0 and $122,875 of software development costs in the nine months ended September 30, 2002 and 2001, respectively.

Note 10 – Comprehensive Loss

In 1998, we adopted SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income includes the changes in equity resulting from transactions with non-owners for the periods reported. For the nine months ended September 30, 2002, there were no other components of comprehensive income.

Note 11 – Convertible Debt and Private Equity Financings

In order to continue funding operations of the Company, the Company issued a total of $750,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during the nine months ended September 30, 2002. The debt accrues interest at prime rate plus 1% and is due on December 31, 2002. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 750,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the company’s traded common stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of the company’s traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company.

In connection with the issuance of the convertible debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion feature of the notes. These debt discounts are to be amortized to financing costs over the term of the debt. For the nine months ended September 30, 2002, $147,376 of these amounts were expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. At September 30, 2002, $68,970 of financing costs remains capitalized and will be expensed over the remaining term of the debt.

During 2001, the Company issued $400,000 of Convertible Debt to two shareholders. The debt accrues interest at prime rate plus 1%, was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt were utilized for working capital purposes. The Debt is convertible into shares of common stock of the Company at $0.49 per share. None of this debt has been converted as of September 30, 2002. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company’s common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and is being expensed over the remaining life of the debt. As of September 30, 2002, $63,588 of this amount had been amortized as a finance charge and $24,664 remained capitalized. The shareholders agreed on February 7, 2002 to extend the due date of the loans until December 31, 2002.

In connection with the issuance of the convertible debt during 2001, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the nine months ended September 30, 2002, $65,564 was expensed as financing costs relating to the amortization of the beneficial conversion feature.

On August 5, 2002, Simtrol, Inc., completed the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share. Offering costs totaled approximately $70,000. The proceeds of the offering will be used to fund current operational and overhead expenses of the company. The net proceeds are reflected as a cash flow from financing activity in the Consolidated Statements of Cash Flows on page 5.

Note 12 – Debt Extinguishment

Extraordinary gains in the nine months ended September 30, 2002 were due to debt extinguishments of $84,350 related to the company’s inactive subsidiary, Integrated Network Services, Inc. (INS), and a $64,565 reduction of accounts payable to Glovicom, N.V., resulting from the exchange of Simtrol’s warrant to purchase 19% of Glovicom for this amount.

Note 13 – Note Payable

On July 31, 2002, Simtrol signed a 36-month lease to occupy approximately 6,400 square feet of office space in Norcross, Georgia, beginning September 1, 2002. Simultaneously, Simtrol signed a promissory note to AMB Property, L.P. in the amount of $229,165, for all unpaid rent through August 31, 2002 at the current headquarters. In September 2002, the principal amount of the note was reduced to $215,246 to reflect the return of the company’s deposit on its old office space. The note has an interest rate of 12% and requires monthly principal only payments beginning November 1, 2002. All interest will be waived if the company makes the 34 monthly principal payments in a timely fashion. The promissory note has a cross default provision to the lease on the new office space such that a default on the note would represent a default on the lease as well.

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

Financial Condition

During the nine months ended September 30, 2002, total assets decreased approximately 36.8% to $1,081,941 from $1,711,236 at December 31, 2001. This was primarily the result of a decrease in capitalized software development costs of $208,219 due to amortization of this amount and a decrease of $321,665 in accounts receivable due to lower revenues and improved collections.

Current liabilities increased $306,482 or 12.5%, due primarily to an increase in convertible debt of $787,740, partially offset by decreased deferred revenue of $385,359.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues were $370,920 and $368,740 for the three months ended September 30, 2002 and 2001, respectively. Revenues for our newer Ongoer software product increased to $105,607 in the three months ended September 30, 2002 from $43,481 in the same period last year. Revenues for our older Omega product line were $265,313 for the three months ended September 30, 2002 compared to $325,259 for the three months ended September 30, 2001. We discontinued selling our older Omega platform in the second half of 2001 in order to concentrate resources on development and sale of our new Ongoer™ product line, which began shipping in April 2001. All Omega revenues in the current year were from maintenance contracts.

Cost of Revenues and Gross Profit

Cost of revenues decreased $52,502, or 17.9%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due primarily to the higher level of software sales associated with our Ongoer product.

Gross margins were approximately 35% and 20% for the three months ended September 30, 2002 and 2001, respectively. The increase is due primarily to the higher level of Ongoer software sales in the current year. The company discontinued the sale of new Omega systems in the second half of 2001 to concentrate on Ongoer.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $326,791 and $586,735 for the three months ended September 30, 2002 and 2001, respectively. The decrease in the three-month period ended September 30, 2002 compared to the similar period in 2001 resulted primarily from consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs including moving the company’s headquarters to significantly smaller office space in September 2002.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $69,406 for the three months ended September 30, 2002 and 2001, respectively, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $75,632 in the three months ended September 30, 2002 from $268,032 in the three months ended September 30, 2001 due primarily to reductions in our research and development personnel from the prior year.

Interest and Other Income/(Expense), net

Interest and other income/(expense), net of $(133,538) for the three months ended September 30, 2002 consisted primarily of finance charges associated with the Company’s issuance of convertible debt during the quarter and amortization of previously capitalized finance charges for convertible debt issued in fourth quarter 2001 and first quarter of 2002. See note 11 to the financial statements. Expense in the prior year consisted primarily of miscellaneous expense items.

Net Loss

Net loss for the three months ended September 30, 2002 was $406,247 compared to a net loss of $787,252 for the three months ended September 30, 2001. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year and consolidation of facilities.

Nine Months Ended September 30, 2002 and 2001

Revenues

Revenues were $1,130,968 and $1,353,091 for the nine months ended September 30, 2002 and 2001, respectively. The 16.4% decrease for the nine months ended September 30, 2002 was primarily due to a reduction in revenues associated with our older Omega product line. Revenues for Omega were $783,641 for the nine months ended September 30, 2002 compared to $1,206,878 for the nine months ended September 30, 2001. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer™ product line, which began shipping in April 2001.

Cost of Revenues and Gross Profit

Cost of revenues decreased $204,733, or 21.9%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to the decrease in revenue of 16.4% described above.

Gross margins were approximately 36% and 31% for the nine months ended September 30, 2002 and 2001, respectively. The increase is due mainly to higher sales of our Ongoer software product during the current year and the discontinuation of sales of Omega equipment during 2001.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $1,399,691 and $2,084,681 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the nine months ended September 30, 2002 compared to the similar period in 2001 resulted primarily from consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $208,218 and $138,812 for the nine months ended September 30, 2002 and 2001, respectively, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $345,223 in the nine months ended September 30, 2002 from $710,432 in the nine months ended September 30, 2001 due primarily to reductions in our research and development personnel from the prior year.

Interest and Other Income/(Expense), net

Interest and other income/(expense), net of $(411,322) for the nine months ended September 30, 2002 consisted primarily of finance charges associated with the Company’s issuance of convertible debt during the quarter and amortization of previously capitalized finance charges for convertible debt issued in fourth quarter 2001 and first two quarters of 2002. See note 11 to the financial statements.

Net Loss

Net loss for the nine months ended September 30, 2002 was $1,604,474 compared to a net loss of $2,375,039 for the nine months ended September 30, 2001. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year.

Liquidity and Sources of Capital

General

As of September 30, 2002, we had cash and cash equivalents of $54,477. We do not currently have sufficient funds for the next 12 months. During the current year we have issued $750,000 of convertible notes and $255,400 of equity, net of costs, in order to fund our operations and for the payment of certain past due obligations. All our convertible notes are due on December 31, 2002 and we are currently negotiating the extension and/or conversion of the notes to common stock. Due to declining revenues and recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant’s audit opinion at December 31, 2001 stated that these matters raise substantial doubt about our ability to continue as a going concern. In June 2002, we reduced our headcount by approximately 50% in order to conserve resources and focus our sales and development efforts with select audiovisual integrators and on software licensing opportunities. The Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2002. The Company has also used, rather than provided, cash in its operations for the nine months ended September 30, 2002.

We may require additional funding during the remainder of fiscal 2002 and thereafter may require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on how quickly sales of our new Ongoer product take place and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate continuation of the Company as a going concern.

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

We used $1,192,199 in cash from operating activities in the nine months ended September 30, 2002, primarily due to our loss of $1,604,474, partially offset by decreased accounts receivable of $321,665. Cash used in investing activities consisted of $21,068 for the nine months ended September 30, 2002 compared to $126,097 used in the nine months ended September 30, 2001, which consisted primarily of $122,875 used for software development. Cash provided by financing activities in the nine months ended September 30, 2002 of $1,194,980 was due primarily to the $750,000 raised through issuance of convertible debt, $255,400 net proceeds raised through the sale of restricted common stock, and $187,142 net borrowings under a note payable and capital leases. See note 13 to the financial statements. Cash provided by financing activities in the nine months ended September 30, 2001 was de minimis.

On September 7, 2001 we renegotiated certain terms and conditions pertaining to our warrant to acquire up to twenty percent of our technology partner, ACIS, Inc. (the “Warrant”). We had until September 30, 2002 to exercise the Warrant. Additionally, the number of ACIS shares available under the Warrant was fixed at 1,005,500 shares, which, when combined with ACIS shares already held by Simtrol, is equal to twenty percent of the fully diluted ACIS shares outstanding as of September 30, 2002. On March 31, 2002, the Company made the decision to not exercise the Warrant.

In September 2002, we exchanged a warrant to purchase 19% of Glovicom for a $64,565 reduction of our outstanding payable to Glovicom. The gain on the exchange of the warrant was recorded as extraordinary income.

We expect to spend less than $10,000 for capital expenditures in the remainder of fiscal 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We conduct most of our business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at September 30, 2002 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard W. Egan, the President and Chief Executive Officer of Simtrol, Inc. on November 13, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Stephen Samp, the Chief Financial Officer of Simtrol, Inc. on November 13, 2002.

     (b)  Reports on Form 8-K:

     On August 8, 2002, the company filed a Form 8-K to announce the completion of the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share and offering costs totaled approximately $70,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: November 14, 2002	/s/ Richard W. Egan
Chief Executive Officer (Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer (Principal financial and accounting officer)

302 Certification
Periodic Reports

I, Richard W. Egan, certify that:

I have reviewed this quarterly report on Form 10-Q of Simtrol, Inc. (“Registrant”);

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Richard W. Egan

302 Certification
Periodic Reports

I, Stephen N. Samp, certify that:

I have reviewed this quarterly report on Form 10-Q of Simtrol, Inc. (“Registrant”);

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Stephen N. Samp