Form 10-K
period 2002-12-31
SIMTROL  INC
filed 2003-06-20
CIK 846775

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
                               ------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2002
                               ------------------

                           Commission File No. 1-10927

                                  SIMTROL, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 84-1104448)
                         2200 Norcross Parkway Suite 255
                             Norcross, Georgia 30071
                                 (770) 242-7566

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $4,004,000, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on May 31, 2003. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of May 31, 2003: 21,371,202 shares of $.001 par value common stock.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, Simtrol's ability to compete successfully in its industry and to continue to develop products for new and rapidly changing markets. We also direct your attention to the risk factors affecting our business that are discussed elsewhere in Item 7. Simtrol disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with our consolidated financial statements and the notes included thereto in Item 8.

ITEM 1.  BUSINESS.

General

Simtrol, Inc., ("Simtrol" or "the Company") an Atlanta-based holding company, was incorporated under the laws of Delaware on September 19, 1988 as Fi-Tek III, Inc. to raise capital and to seek out business opportunities in which to acquire an interest. On August 21, 1990, we acquired 89.01% of the total common stock and common stock equivalents then issued and outstanding of Videoconferencing Systems, Inc., a Delaware corporation. Videoconferencing Systems was founded in 1985 through the acquisition of a portion of the assets of a Sprint Corporation videoconferencing subsidiary. In December 1990, the name was changed from Fi-Tek III, Inc. to VSI Enterprises, Inc. During the first half of 1991, we acquired the remaining additional outstanding shares of common stock of Videoconferencing Systems. In September 2001 the name was changed from VSI Enterprises, Inc. to Simtrol, Inc.


We are a software technology company specializing in Audiovisual (AV) control. Previously, we primarily designed, manufactured, marketed and supported software-based command and control systems, including videoconferencing control systems. We still provide maintenance support for certain of these systems. We also conducted business under VSI Network Solutions, Inc., a majority owned subsidiary, doing business as Eastern Telecom, which was engaged in the business of marketing and selling telecommunications services and products. On February 18, 2000, we entered into a definitive agreement to sell Eastern Telecom, which was completed on May 18, 2000.


Our principal executive offices and manufacturing facilities are located at 2200 Norcross Parkway, Suite 255, Norcross, Georgia 30071, and our telephone number is (770) 242-7566.

Recent Developments

During 2002, we continued our previously announced plan to restructure our company around the sales of the company's ONGOER PC-based control software. The product was originally available for sale in April 2001 and represented a departure for the company from its previous business of selling, installing, and servicing its Omega videoconferencing control systems. The company no longer sells videoconferencing systems directly, however, the company still maintains service contracts with certain videoconferencing customers.

Due to the discontinuance of the company's older Omega product line of videoconferencing systems and the slower than anticipated increase in sales of ONGOER, in June 2002 we reduced our headcount by approximately 50% in order to conserve resources and focus our sales and development efforts with select audiovisual integrators and on software licensing opportunities in order to reduce our cash used from operations. The company also moved to significantly smaller office space in September 2002 to reduce overhead expenses.

These changes were necessary because during the year following the launch of ONGOER 1.0, we learned that integrators would have to change the way they sell, design, program, invoice, install, and support control system solutions should they wish to use the PC-based ONGOER product. Despite obvious benefits to moving to a PC-based solution, a complete overhaul of internal operations was simply not a choice integrators were willing to make during an uncertain economic climate.

Despite reduced headcount and major reduction in expenses, the company retained its top software talent and focused on adding important software features to enhance the product. During the second half of 2002, success on two important fronts took place. First, the company announced its first licensing agreement with Polycom, the world's largest videoconferencing company. Under its agreement with Polycom, the company licenses certain ONGOER code for use in Polycom's PC-based iPower videoconferencing platform. This software provides Polycom's customers with control capabilities for three serial devices - a VCR, projector and document camera. This partnership with Polycom has provided credibility to the company's software through a proven market leader and has provided for increased exposure to AV integrators interested in exploring PC-based solutions.

Second, the company has established a strong partnership with Telaid, a Connecticut-based systems integration and service firm. Together, Telaid and Simtrol have successfully deployed sixteen ONGOER units at Morgan Stanley. The Morgan Stanley account was instrumental in shaping the company's second software product - OnGuard monitoring software. Success at Polycom and Telaid has provided the company with increased visibility in the AV integration community, strong reference accounts and valuable feedback on additional software features that will further enhance the ONGOER and OnGuard products.

The company issued additional convertible notes and private common stock during the year to fund its operations, however, the company continues to use significant cash in operations and requires additional debt or equity financing. This additional financing could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on how quickly sales of our ONGOER product take place and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.


As of December 31, 2002, we had cash and cash equivalents of $1,307. We do not have sufficient funds for the next 12 months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing shareholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the audit's completion for 2002. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2002 and 2001.


Products

Audio Visual Control and Monitoring Software

Our core business is the design, production, and sale of device control software named ONGOER(TM) and monitoring software named OnGuard. Together, these software products allow a PC to manage, control and monitor a wide variety of devices.

ONGOER(TM) allows end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio and video devices in a variety of settings. This is a significant departure from the products currently available on the A/V control systems market in that it is a software-based system that can be installed to run on readily available third-party hardware such as PCs. Major competitors' A/V control systems are based on proprietary hardware components employing code written in proprietary scripting languages. In order to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling ONGOER(TM) through third-party resellers and system integrators specializing in the sale, installation, support and service of A/V equipment, by licensing our software to third parties in the audiovisual market, and by entering new markets for control system technology.

ONGOER(TM) can be operated from any PC running Windows(R) 2000 or Windows(R) XP. All interfaces, cables and cards and the hardware controller itself can be purchased on the open market. With its unique open architecture, this software delivers real-time control to audiovisual-system management. ONGOER's software-based technology allows integrators to change configurations with ease and any device that can connect to a PC can be controlled with ONGOER(TM).

We have developed OnROAD, ONGOER's remote operations, administration and diagnostics utility, to facilitate detection and correction of system problems from any remote location. Integrators will no longer have to travel to customers' locations to fix minor problems. OnROAD allows integrators to diagnose and repair the vast majority of system conflicts remotely. We provide OnROAD as an integral part of the base software package and no additional hardware or software is needed to perform these functions.

The PC controller is the heart of the ONGOER(TM) control system. The flexibility of ONGOER(TM) lets integrators choose the controller: anything from a single-box chassis to a multiprocessor server. There is no need to have an additional PC or proprietary hardware controller because the PC can handle all of an AV system's computing needs, as well as any additional software required for presentations and other applications.

ONGOER(TM) not only makes the PC a control platform for numerous third-party audiovisual devices, but its broad range of connection methods extends the flexibility further. One may choose among numerous devices and connect via a number of different methods.

End-users normally have contact with ONGOER only through the user interface. ONGOER(TM) provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces such as inexpensive VGA monitors, sophisticated touch screens, personal digital assistants like Palm Pilots, IPaqs, Visors, and even cellular phones. Graphical user interfaces can be quickly and easily created with Microsoft(R) Visual Basic. We also provide our OnLooker product as an integral part of the base software package. OnLooker includes a library of artwork and customized ActiveX controls to allow integrators to expedite the user interface development process.

OnGuard is server-based management and monitoring software. The OnGuard Server connects via standard TCP/IP networking to a set of ONGOER controllers to monitor and control devices at remote locations.

OnGuard displays information about device health and status via a standard, web-based browser interface. Technicians can log in from any place at any time using standard web browsers to view the entire device control network at a glance.

Proprietary Technology

Audio Visual Control Systems

ONGOER(TM) is PC-based general-purpose control software running as a system service on a Windows 2000 or XP platform. ONGOER is capable of controlling any equipment using a variety of interfaces, including serial, infrared, contact closure, and others. PCI and AGP cards and Ethernet or USB interfaces may be utilized to create connectivity to external equipment. Commodity, off-the-shelf PC hardware is leveraged to create high quality, affordable solutions.
Custom user interfaces may be quickly generated in Visual Basic to assume any form or function desired. Static or semi-static user interfaces may be pre-packaged in kit form for mass consumption. Drag and drop "Wizard" configuration software will be written to make custom user interface creation accessible to novice programmers.

ONGOER uses a protocol called GoTalk over TCP/IP for command and control signaling. Technicians can connect to machines and use web-based remote diagnostics software called OnROAD to solve problems remotely. User interfaces can be distributed via standard, familiar PC networking hardware and software. Powerful monitoring software uses the TCP/IP infrastructure and GoTalk to offer remote monitoring and management capability.

We regard our ONGOER(TM) software as proprietary and have implemented protective measures of both a legal (copyright) and practical nature. We derive considerable practical protection by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title, we in most cases have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations.

Product Development Strategies

We believe that the AV world is converging with the information technology (IT) world where all devices will have to interconnect. Like PC's and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible "nodes" on a corporate network, where they can be controlled, managed and monitored from centralized and/or remote locations. ONGOER and OnGuard install on PC's and servers and support a product architecture that allows any device connected to them to be accessible on an IP network.

Two major efforts are underway to increase the value of the ONGOER and OnGuard software products. The first effort involves an advanced configuration wizard (dubbed "CWIZ") that will allow integrators to rapidly build user interfaces for use in ONGOER and OnGuard solution deployments. Currently, user interfaces for ONGOER and OnGuard solutions are developed using Microsoft's Visual Basic programming language. While the company will continue to support this environment, CWIZ is a simple utility that does not require programming knowledge of Visual Basic. Release 1.0 of CWIZ is scheduled for June 2003. A formal product name will be announced upon release of 1.0 version software.

The second effort involves the anticipated June 2003 release of a server version of OnGuard. The current OnGuard product was developed as an application and did not support a server-based architecture. The engineering plan for the new OnGuard server product features web client java applet technology in addition to IP data collection, data forwarding, and configuration components.

Once established in the A/V control systems market, we envision developing additional applications for other control system markets, including process control applications in manufacturing environments and the burgeoning home entertainment market.


Markets

Audio Visual Control Systems

Marketing and selling ONGOER(TM) successfully requires partnerships with integrators and product companies alike. A sample of some of our partners that support our technology as potential solutions to their clients:

        IBM Global Services - the largest systems integration firm in the world according to the VARBusiness 500.

        Telaid - a national A/V integrator
        ------

        Glovicom - a Belgium-based integrator and technology company
        --------

        Polycom  - the world's largest videoconferencing company
        --------

        SMART Technologies - the market leader in electronic whiteboard products
        ------------------

End user customers of our technology include Fortune 1000 companies, agencies of state, local and federal governments, and health care facilities. They include Morgan Stanley, Bank of America, Boeing, Lockheed Martin, Duracell, BellSouth, and Johnson & Johnson.

Competition

Audio Visual Control Systems

Within the A/V control system market, we primarily compete with two companies, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions utilizing open PC technology.

Our two major competitors in the A/V control systems market are AMX and Crestron, who combined currently have close to 100% of the sales in this market.

AMX, headquartered in Richardson, Texas, was established in 1982. This publicly traded company employs about 400 people, with dealers and distributors in 40 countries. AMX has a strong foothold in Fortune 500 companies. Typical AMX applications include control of devices in corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, and schools.

Headquartered in Rockleigh, New Jersey, Crestron designs and manufactures control and automation systems for corporate, industrial, educational, and residential markets.

Both Crestron and AMX offer hardware-based control systems, the cores of which are proprietary controllers fitted with proprietary cards and connectors manufactured by or for them, and running proprietary operating systems. These proprietary controllers communicate with controlled devices by means of code written in proprietary languages (each company has developed their own). Integrators who re-sell systems from each of these companies must send their technical personnel to training courses offered by the companies themselves and by several independent organizations.

Because ONGOER(TM) is a software-based control system designed to run on commodity hardware, we believe we have several advantages over AMX and Crestron. The PC industry is a vast marketplace with enormous economies of scale. Computer hardware including touch screens, wireless Smart Displays, and serial ports are extremely powerful and inexpensive. Innovative and wireless network-enabled devices are regularly introduced into the mass PC market. There are advantages for end customers in familiarity and cost compared to proprietary, hardware-based control systems.

Many end customers also strive for a unified collaboration/control solution, such as the combination of Polycom iPower and Simtrol ONGOER, or the combination of a SMART Display and Simtrol ONGOER. When the PC is already part of an A/V room, there are even more compelling cost advantages to adding ONGOER software to the existing PC and existing display.

End customers are also demanding a new breed of proactively monitored control solutions. Traditional control systems companies are reacting by introducing PC-like services and interfaces to PCs and innovative PC wireless Smart Displays. These PC-like services cannot compete in terms of price and performance with the much larger PC marketplace.

Traditional control systems position themselves to be the central technology and view the PC as an "important device." Simtrol believes the PC to be the central technology and view traditional hardware control boxes as a declining technology.

Research And Development


Our product engineering, including costs associated with design and configuration of fully developed Simtrol systems for particular customer applications is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2002 our expenditures for research and development of new products or new components for our ONGOER product totaled $428,810, a decrease of 53% from the total expenditures of $919,946 in 2001, which included $122,875 of costs capitalized related to the development of ONGOER during that year prior to the first shipment of the product in April 2001. During the current fiscal year, we decreased our research and development expenses due principally to business conditions.


Employees

As of May 31, 2003, we employed 8 persons full time, including two executive officers. Of the full-time employees who were not executive officers, four were engaged in research and development, one in service, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

Executive Officers

The executive officers of the Company are as follows:

Name                      Age              Position Held

Richard W. Egan           38               Chief Executive Officer
Stephen N. Samp           38               Chief Financial Officer and Secretary

         Executive officers are chosen by and serve at the discretion of our Board of Directors. Executive officers will devote their full time to our business and affairs.

         Richard W. Egan. Mr. Egan has served as a director and our Chief Executive Officer since May 18, 2000. Mr. Egan joined us in June 1995 and served as National Account Manager until July 1996 when he took over the position of Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, he was appointed President of Simtrol, Inc. Mr. Egan is a graduate of the Georgia Institute of Technology with a degree in industrial and systems engineering.

         Stephen N. Samp. Mr. Samp joined us in April 2002 as Chief Financial Officer and Secretary. From February 2001 until March 2002 he served as an independent financial consultant. From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software. From June 1995 to February 1998, he served as Vice President, Corporate Controller and Chief Accounting Officer of Guardsmark, Inc., a private security services firm. Mr. Samp received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.S. from The Ohio State University.

ITEM 2.  PROPERTIES.

We maintain our executive and sales offices, as well as our production facilities, in 6,400 square feet of leased office and warehouse space in Norcross, Georgia, under a three-year lease, which expires in August 2005. We moved to this facility from our former facility in Norcross, Georgia in September 2002.

ITEM 3.  LEGAL PROCEEDINGS.

In November 2000 we were named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of ours that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from us. On September 24, 2001, this lawsuit was settled by agreeing to pay $32,000 to the bankruptcy trustee. This action has been dismissed and we completed payments to the trustee in 2002.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect our position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the Pink Sheets under the symbol "SMOL.PK" effective May 23, 2003. Our common stock had previously been traded on the OTC Bulletin Board under the symbol "SMOL" and prior to that under the symbol "VSIN" until September 30, 2001 at which time we changed our name to Simtrol, Inc. Previous to this our common stock had been traded on the Boston Stock Exchange under the symbol "VSI" from November 1991 until February 18, 1998, when we voluntarily delisted from the exchange. The common stock was quoted on the Nasdaq SmallCap Market from February 28, 1992 through September 22, 1999.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.


                                                                        HIGH              LOW
                                                                    --------------    -------------
             FISCAL YEAR ENDED DECEMBER 31, 2001
             First Quarter                                             $ 4.50           $  0.94
             Second Quarter                                              2.10              1.02
             Third Quarter                                               1.90              0.65
             Fourth Quarter                                              0.90              0.46


             FISCAL YEAR ENDED DECEMBER 31, 2002
             First Quarter                                             $ 1.01           $  0.46
             Second Quarter                                              0.66              0.15
             Third Quarter                                               0.28              0.08
             Fourth Quarter                                              0.33              0.08



As of May 12, 2003, we had approximately 578 holders of record of common stock and in excess of 4,200 beneficial holders of Simtrol common shares.

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

Following are the securities authorized for issuance under equity compensation plans. All remaining securities available for further issuance are from the 2002 Stock Option Plan approved by shareholders of the company on June 12, 2002.




                      Equity Compensation Plan Information
                                                                                                 Number of securities
                                                                                                remaining available for
                                                                                                 future issuance under
                                             Number of securities to      Weighted-average        equity compensation
                                             be issued upon exercise     exercise price of         plans (excluding
                                             of outstanding options,    outstanding options,    securities reflected in
                                               warrants and rights      warrants and rights           column (a))

                       Plan category                   (a)                      (b)                       (c)
                 Equity compensation plans
                 approved by security
                 holders                                   974,500                      $1.76                  2,160,000
                 Equity compensation plans
                 not approved by security
                 holders                                         0                          0                          0
                           Total                           974,500                      $1.76                  2,160,000

ITEM 6.  SELECTED FINANCIAL DATA.


The following selected financial data for the five years ended December 31, 2002, 2001, 2000, 1999, and 1998 are derived from our consolidated financial statements. Operations of Integrated Network Services are included in discontinued operations as the subsidiary was closed in December 1998. Information for the years ended December 31, 2000, 1999, and 1998 includes Eastern Telecom, which was acquired in October 1996. We sold Eastern Telecom on May 18, 2000; therefore, its results for each year listed below are also stated as discontinued operations. See Note C to the consolidated financial statements. Information for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 includes VSI Solutions Inc., which was acquired in April 1995. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                              Year Ended December 31,
                                       -----------------------------------------------------------------------
                                           2002           2001          2000         1999           1998
                                       ------------- ---------------------------------------------------------
                                                       (In thousands, except per share data)
    STATEMENTS OF OPERATIONS DATA:
    Revenue                            $    1,294    $    1,899    $    4,041    $       7,132 $    13,574
    Cost of revenues                        1,162         1,312         2,309            3,716      12,243
                                       ----------    ----------    ----------    ------------- -----------
    Gross Profit                              132           587         1,732            3,416       1,331
    Operating and other expenses            2,571         7,055         4,044            5,936       9,558
                                       ----------    ----------    ----------    ------------- -----------
    Net loss from continuing operations
     before taxes
                                           (2,439)(1)    (6,468)(2)    (2,312)          (2,520)     (8,227)(3)

    Income tax benefit                          -            -            325                -          -
    Net (loss) from continuing
    operations                             (2,439)       (6,468)       (1,987)          (2,520)     (5,937)

    Income (loss) from discontinued
    operations                                  -             -           456             (320)     (8,709)(3)
    Gain on extinguishments of debt           149             -             -                -           -
                                       ----------    ----------    ----------    ------------- -----------
    Net loss                           $   (2,290)   $   (6,468)   $   (1,531)   $     (2,840) $   (16,936)
                                       ==========    ==========    ==========    ============= ===========

    Net loss per share from:
    Continuing operations              $    (0.15)   $    (0.42)   $    (0.14)   $      (0.20) $     (0.69)
    Gain on Extinguishment of debt           0.01             -             -                -           -
    Discontinued operations                  0.00          0.00          0.03           (0.03)       (0.73)
                                       ----------    ----------    ----------    ------------- -----------
                                       $    (0.14)   $    (0.42)   $    (0.11)   $      (0.23) $     (1.42)
                                           ======        ======        ======    ============= ===========

                                                                  December 31,
                                       --------------------------------------------------------------------
                                           2002         2001          2000          1999          1998
                                       ---------------------------------------- ---------------------------
                                                                 (In thousands)
    BALANCE SHEET DATA:
    Working capital (deficit)           $  (2,787)  $    (1,591)  $       993    $       (951)  $      (49)
    Total assets                              612         1,711         7,234            4,911       8,275
    Long-term debt                            134            29            42               -        1,106
    Stockholders' equity (deficit)         (2,416)         (764)        5,487          (1,197)       1,003



(1) The Company took a non-cash and non-recurring write-down of its inventory for $0.3 million in December 2002 to reflect the obsolescence of its Omega inventories.

(2) The Company took a non-cash and non-recurring write-down of its investments of $3.4 million in 2001. The write-down included the value of its investment in the PentaStar Communications Inc. common shares of $1.1 million and the investment of its interest in ACIS, Inc. of $2.3 million.

(3) The Company took a non-cash and non-recurring charge of approximately $10.3 million in 1998. The charge included: the write-down of obsolete or slow-moving videoconferencing and demonstration inventory ($1.88 million); the loss from the sale of investments in two companies ($450,000); a write-down of capitalized software development costs ($180,000); and the write-off of most of the goodwill from the acquisitions of VSI Europe in 1992 and Eastern Telecom in 1996 ($7.76 million).

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

Overview


Simtrol, Inc. is an Atlanta-based holding company. We are a software technology company specializing in Audio/Visual (AV) control in which we design, manufacture, market, service and support our Ongoer software control system designed to run on third-party hardware. Previously, our core business was the design, manufacture, marketing and servicing of software based command and control systems, including videoconferencing control systems through our wholly owned subsidiary, Videoconferencing Systems, Inc. We continue to service the videoconferencing segment of our business but have discontinued selling to this market. In addition, we resold voice and data services and equipment on behalf of large telecommunications companies, through our majority-owned subsidiary, VSI Network Solutions, Inc., doing business as Eastern Telecom. We sold Eastern Telecom to PentaStar Communications, Inc.; a Denver, Colorado based communications services agent on May 18, 2000. The consolidated statements of operations have been adjusted to reflect the discontinuance of Eastern Telecom's operations.


Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio/video devices in a variety of settings. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to attempt to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling our products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audio/visual equipment, and by entering new markets for our control system technology.


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

- Impairments of Assets/Investments. We record impairment losses on assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. During 2002, we wrote off the remainder of our inventory due to obsolescence and the lack of market for our older hardware products.

Financial Condition


During the year ended December 31, 2002, our total assets decreased approximately 64% to $611,651 from $1,711,236 at December 31, 2001. Significant decreases in inventory due to obsolescence and accounts receivable due to our lower sales volume during the year accounted for a majority of the decrease. Capitalized software decreased $277,625 during the year due to amortization of cost capitalized prior to March 2001 for ONGOER, at which time we began shipping our Ongoer product to customers. Current liabilities increased in 2002 by $447,864, or 18%, compared to 2001 principally due to an increase in convertible debt of $861,710, offset partly by a decrease in deferred revenue of $390,167.


In order to continue funding operations of the Company, the Company issued a total of $760,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during 2002. The debt accrues interest at prime rate plus 1% and was originally due on December 31, 2002. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 760,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the company's traded common stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2007, were exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of the company's traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company.

As the company was unable to repay this debt on its original due date of December 31, 2002, the company negotiated extensions with the note holders. One note holder converted their note and all accrued interest into 21,832 shares of restricted common stock on December 31, 2002. The conversion price of the note was adjusted to $0.24 at the time of the conversion. The conversion price of the remaining debt that was extended was also set at $0.24 per share and the notes bear interest at prime plus 1%. The warrant prices were adjusted to $0.24 from various previous exercise prices as part of the renegotiation of the debt on December 31, 2002. Subsequent to December 31, 2002, $735,000 of the convertible debt and the accrued interest on this debt was converted into 3,204,083 shares of restricted common stock of the company in accordance with the terms of the notes. $420,000 of the debt is currently outstanding.

On August 5, 2002, the company completed the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share. Offering costs totaled approximately $70,000. The proceeds of the offering were used to fund current operational and overhead expenses of the company during the year. Additionally, the company issued 291,667 shares of restricted common stock in December 2002 to a limited number of accredited investors, including two directors of the company. The share price was $0.24 and total proceeds were $70,000. The proceeds were used to fund current operational and overhead expenses of the company during the year.

The company is a debtor under various operating leases for equipment and office space. The company does not believe that it has entered any transactions that require additional disclosure beyond that contained in its financial and that such statements properly reflect the obligations of the company.

Results Of Operations

Revenues


Revenues were $1,294,015, $1,899,328 and $4,041,204 in fiscal 2002, 2001 and
2000, respectively. The decrease in revenues of 32% from 2001 to 2002 and 53% from 2000 to 2001 were primarily due to our decision to develop and sell our new Ongoer software product line versus our older Omega videoconferencing systems. Sales of Ongoer software have not been sufficient to replace the decrease in Omega system sales as well as the decrease in Omega maintenance revenue as former customers have either replaced these older systems with newer equipment or declined maintenance contracts due to budgetary considerations.


Gross Profit


Gross profit as a percentage of revenues was approximately 11%, 31% and 43% in fiscal years 2002, 2001, and 2000, respectively. The decrease in gross margin in fiscal year 2002 as compared to fiscal year 2001 was due primarily to the write-off of the remainder of our inventory due to obsolescence in 2002 and the inclusion of a full year of capitalized software amortization in 2002 for the Ongoer (TM) product line, which began shipping in March 2001. It is our policy that software development costs are capitalized once the product becomes technologically feasible and then these costs are amortized over 36 months once the first sale is made. Amortization costs for the twelve months ended December 31, 2002 and 2001 were $277,624 and $208,215, respectively. The write-offs for obsolescent inventory totaled $30,000 in 2002, $120,000 in 2001, and $208,000 in 2000.


Special Charge

In the fourth quarter of 2002, the company wrote off its remaining inventory of $296,953 as it was deemed that the inventory was obsolete due to the non-renewal of most of the maintenance contracts on Omega systems.

Selling, General & Administrative Expenses


Selling, general and administrative expenses were $1,584,178, $2,663,939, and $3,288,724 for fiscal 2002, 2001 and 2000, respectively. The 41% decrease from fiscal 2001 to 2002 resulted primarily from decreases in personnel and the company's move to a significantly smaller headquarters in 2002 and the 19% decrease 2000 to 2001 resulted from the consolidation of operations, reductions in personnel and ongoing efforts to cut costs.

Research and Development Expenses


We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over three years or the useful life of the product, whichever is shorter. These expensed costs were $428,810, $797,071 and $495,589 for fiscal 2002, 2001, and 2000, respectively. The 46% decrease from 2001 to 2002 was due primarily to reductions in personnel during the year due to business conditions, while the 61% increase from fiscal 2000 to fiscal 2001 was the result of adding personnel to aid in the development of the new ONGOER(TM) product line and no longer capitalizing software development cost on this product.


Impairment Loss

In 2001, an impairment loss of $2,302,000 was charged to operations due to the write-down of our investment in ACIS, Inc., in accordance with FAS 121. As a result of continued inactivity in the operations of ACIS, we wrote our investment down to an estimated fair market value of $0.

Loss on Decline in Market Value of Investment

We wrote the remainder of our investment in PentaStar Communications off during 2002, approximately $11,000, as PentaStar went into receivership during the year. We wrote down the investment $1,131,147 in 2001 based on announcements at that time that PentaStar was having liquidity problems. The 57,122 common shares of PentaStar Communications, Inc., held in escrow, were part of the sale price of Eastern Telecom, Inc. in 2000. The shares have no value and were abandoned by the company during 2002. The declines in the market value of the stock were deemed other than temporary as described in FAS 115.

Interest and Other Expenses

Other expenses were $557,675, $160,754, and $259,831 for fiscal 2002, 2001 and
2000, respectively. The increase from 2001 to 2002 consisted primarily of finance charges associated with the Company's issuance of convertible debt during the fourth quarter of 2001 and the first two quarters of 2002. See note F to the financial statements. The decrease from 2000 to 2001 was the result of a decrease in interest expense as we paid down our debt.

Net Loss from Continuing Operations


Net losses from continuing operations were $2,438,702, $6,468,180 and $1,986,872 for fiscal 2002, 2001 and 2000, respectively. The decreased loss in 2002 was primarily due to the impairment loss recorded in 2001 on our investment in ACIS, Inc., our lower operating expenses that resulted from our reductions in personnel during 2002 as well as our move to a smaller headquarters space. The increase in the loss from 2000 to 2001 was the result of lower revenues, the impairment loss associated with our investment in ACIS, Inc. and a write down of the PentaStar shares due to a decline in value that we viewed as other than temporary.


Extraordinary Gain on Debt Extinguishments

Extraordinary gains in 2002 were due to debt extinguishments of $84,350 related to the company's inactive subsidiary, Integrated Network Services, Inc. (INS) and the $64,565 reduction of accounts payable to Glovicom, N.V., resulting from the exchange of Simtrol's warrant to purchase 19% of Glovicom for this amount in the second quarter 2002.

Discontinued Operations


On May 18, 2000, we sold Eastern Telecom, our network reselling subsidiary and, as a result have accounted for Eastern Telecom as discontinued operations. Operating loss from discontinued operations was $32,556 in 2000. Operations of Integrated Network Services were included in discontinued operations as the subsidiary was closed in December 1998.


Net Loss

The net loss for 2002 was $2,289,787, or $0.14 per share, compared to a net loss for 2001 of $6,468,180, or $0.42 per share, and a net loss of $1,530,599 or
$0.11 per share for 2000. The decreased net loss for 2002 was due mainly to the impairment loss and loss on investments in 2001, as well as the lower operating expenses incurred during the current year as a result of decreased personnel. The net loss for 2001 was due to lower revenues versus 2000 as the company discontinued selling new Omegas systems during the year.


Liquidity and Sources of Capital

General


As of December 31, 2002, we had cash and cash equivalents of $1,307. We do not have sufficient funds for the next 12 months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing shareholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the audit's completion for 2002. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2002 and 2001.


We used $1,314,790 in cash from operating activities in 2002, primarily due to our loss of $2,289,787, partially offset by decreased accounts receivable of $309,819 due to lower volumes and improved collections, as well as the $296,593 write-off of inventory due to obsolescence. The decrease in cash used from operations in 2001 of $1,859,929 was due mainly to the reduced operations of the company due to business conditions. Cash used in investing activities consisted of $21,318 for 2002 compared to $145,381 used in 2001, which consisted primarily of $122,876 used for software development. The current year expenditures consisted of leasehold improvements on our new office space. Cash provided by financing activities in 2002 of $1,264,651 was due primarily to the $760,000 raised through issuance of convertible debt, $325,400 net proceeds raised through the sale of restricted common stock, and $176,813 net borrowings under a note payable and capital leases. Cash provided by financing in 2001 consisted primarily of $400,000 of convertible debt issued to two of our directors in November 2001. See notes F and H to the financial statements.

In order to continue funding operations of the company during 2002, the Company issued a total of $760,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during 2002. The debt accrues interest at prime rate plus 1% and was originally due on December 31, 2002. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 760,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the company's traded common stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2007, were exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of the company's traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company.

As the company was unable to repay this debt on its original due date of December 31, 2002, the company negotiated extensions with the note holders. One note holder converted their note and all accrued interest into 21,832 shares of restricted common stock on December 31, 2002. The conversion price of the note was adjusted to $0.24 at the time of the conversion. The conversion price of the remaining debt that was extended was also set at $0.24 per share and the notes bear interest at prime plus 1%. The warrant prices were adjusted to $0.24 from various previous exercise prices as part of the renegotiation of the debt on December 31, 2002. Subsequent to December 31, 2002, $735,000 of the convertible debt and the accrued interest on this debt was converted into 3,204,083 shares of restricted common stock of the company in accordance with the terms of the notes. $420,000 of the debt is currently outstanding.

On August 5, 2002, the company completed the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share. Offering costs totaled approximately $70,000. The proceeds of the offering were used to fund current operational and overhead expenses of the company during the year. Additionally, the company issued 291,667 shares of restricted common stock in December 2002 to a limited number of accredited investors, including two directors of the company. The share price was $0.24 and total proceeds were $70,000. The proceeds were used to fund current operational and overhead expenses of the company during the year.

In November and December 2001 we issued convertible debt to two Directors of the Company in return for advancing us $400,000 to meet general operating expenses. This debt matures on February 7, 2002, is convertible into shares of the Company at $0.49 per share and bear interest at prime plus 1%. In exchange for this convertible debt we issued warrants to these Directors on the basis of one warrant for each $1.00 advanced. In the event that this debt must be extended these Directors shall receive additional warrants. We received a 60-day extension on February 7, 2002 and issued 100,000 additional warrants to each Director. In return for this funding we pledged certain assets of the Company.

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

On May 18, 2000 we received $1,787,000 in cash from the sale of Eastern Telecom, of which $500,000 was placed in escrow pending the collection of specified accounts receivable. As of December 31, 2002 approximately $416,000 of those accounts receivable had been collected and remitted to the company. The remainder has been deemed uncollectible and a reserve has been established for this amount. We also received 57,122 shares of Pentastar Communications stock with a market value as of December 31, 2000 of $1,256,684. This stock was also held in escrow and was ultimately never released. As Pentastar Communications went into receivership in 2002, the remaining balance of these shares was written off. The Eastern Telecom assets were combined with the assets of USTeleCenters, Inc. and Vermont Network Services Corporation and under an earn-out provision in the sales agreement, we were entitled to additional compensation based on the combined financial results of the combined Eastern Telecom, USTeleCenters and Vermont Network Services acquired operations for calendar year 2000. These earn-out targets were not met and no additional compensation was received.


We expect to spend less than $25,000 on capital expenditures in fiscal 2003.

Operating Loss Carryforwards


As of December 31, 2002, we had operating loss carryforwards for U.S. income tax purposes of approximately $41,000,000 available to reduce future taxable income through 2022. We also have investment, research and experimental credits of approximately $156,000 available to reduce future income taxes payable through 2022. During 1993, we experienced a change in control, as defined under Section 382 of the Internal Revenue Code. As a result, the utilization of approximately $7,000,000 in tax loss carryforwards will be limited to approximately $1,000,000 annually.

Contractual obligations under lease arrangements are as follows:




                              Contractual                   Payments due by period
                              obligations
                                                                                         More
                                                           Less than            3-5      than 5
                                                 Total      1 year    1-3 years  years    years
                          Long-Term Debt       215,246     83,707      131,539   0        0
                          Obligations
                          Capital Lease         29,484     29,484      0         0        0
                          Obligations
                          Operating Lease      234,688     71,096      137,358   26,234   0
                          Obligations
                          Purchase             0          0            0         0        0
                          Obligations
                          Other Long-Term
                          Liabilities
                          Reflected on         1,155,000   1,155,000   0         0        0
                          Balance Sheet
                          under GAAP
                                        Total  1,634,418   1,339,287   268,897   26,234   0


Factors Affecting Future Performance

The following summarizes certain of the risks inherent in our business:

We may not be able to obtain additional capital to finance our operations when needed.

We require additional capital or other funding to finance our operations, as we do not generate sufficient cash from operations to sustain the operation of the company. If we are unable to attain sufficient funding, our operations may not continue. We may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. We may not be able to obtain such financing when needed, or that if obtained, it may not be sufficient or on terms and conditions acceptable to us. If we sell shares of our common stock, our existing shareholders will suffer dilution, which could be material.

We may not be able to achieve or sustain profitability in the future.


After 17 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2002, we had an accumulated deficit of $60.0 million. We may not be able to achieve or sustain profitability in the future, as sales of our Ongoer product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.


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


We currently sell control software and service previously sold videoconferencing systems for a small number of major customers. During the year ended December 31, 2002, approximately 50% of our revenues were from three large customers. Further, we do not have long term contracts with any of our other customers, so our customers could stop purchasing our products at any time. In October 2002, one customer that represented approximately 24% of our revenue for 2002 did not renew their maintenance contract on their Omega systems. The loss of any of additional major customers, or any reduction in purchases by these customers, could significantly harm our business.


If we cannot attract, retain, train or manage our key management or technical personnel effectively, our ability to develop and sell new products could be hindered, resulting in a reduction in sales.

Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Because we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel, which could result in significant harm to our business. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees, and failure to do so could hinder the development and marketing of our products and result in a reduction in sales, and our customers could shift their purchases to our competitors.

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

Our common stock is subject to Rules 15g-1 through 15g-9 of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. Generally, accredited investors include institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 individually or $300,000 jointly with their spouses. The broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. The broker/dealer must furnish the purchaser a document outlining the risks associated with investing in penny stocks. Furthermore, the broker/dealer must inform the purchaser of:

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


We conduct most of our business in the United States and therefore, we believe our exposure to foreign currency exchange rate risk at December 31, 2002 was not material. The value of our financial instruments is generally not significantly impacted by changes in interest rates and we have no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on interest expense.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 2002 and December
         31, 2001

         Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders of Simtrol, Inc.


We have audited the accompanying consolidated balance sheets of Simtrol, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtrol, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced net losses of $2,289,787, $6,468,180, and $1,530,599 for the years ended December 31, 2002, 2001, and 2000 respectively. Additionally, the Company's current liabilities exceeded its current assets by $2,787,219 and the Company had a stockholders' deficit of $2,415,906 at December 31, 2002. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Atlanta, Georgia
May 16, 2003

                         Simtrol, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                    December 31,
                                                                       ----------------------------------------
                                                                              2002                 2001
                                                                       -------------------- -------------------
  CURRENT ASSETS
     Cash and cash equivalents                                          $          1,307              72,764
     Accounts receivable, less allowance for doubtful accounts
       of $215,270 and $226,244 at December 31, 2002 and 2001,
       respectively                                                               65,498             375,347
     Inventories, less allowance for obsolescence of $1,068,888 and
       $826,585 at December 31, 2002 and 2001, respectively                            -             395,012
     Prepaid expenses                                                             39,170              11,591
                                                                       -------------------- -------------------

         Total current assets                                                    105,975             854,714

  PROPERTY AND EQUIPMENT, net                                                    147,459             206,400

  OTHER ASSETS
     Software development costs, net                                             347,030             624,655
     Investments                                                                       -              10,853
     Other long term assets                                                       11,187              14,614
                                                                       -------------------- -------------------

                                                                                 358,217             650,122
                                                                       -------------------- -------------------


                                                                                 611,651     $       1,711,236
                                                                       ==================== ===================

The accompanying notes are an integral part of these statements.

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,
                                                                            2002             2001
                                                                     ------------------ ---------------
CURRENT LIABILITIES
   Current portion of note and lease payable                         $         110,366  $       38,453
   Convertible debt                                                          1,155,000         293,290
   Accounts payable                                                            926,539       1,042,995
   Accrued expenses                                                            465,873         360,659
   Deferred revenue                                                            235,416         625,583
   Current liabilities of discontinued operations                                    -          84,350
                                                                     ------------------ ---------------

       Total current liabilities                                             2,893,194       2,445,330

Note and lease payable, less current portion                                   134,363          29,462

COMMITMENTS AND CONTINGENCIES                                                        -               -

STOCKHOLDERS' DEFICIT
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                                     -               -
   Common stock, authorized 40,000,000 shares of
     $.001 par value; issued and outstanding
     17,182,953 shares at December 31, 2002
     and 15,238,703 at December 31, 2001                                        17,183          15,239
   Additional paid-in capital                                               57,572,918      56,937,425
   Accumulated deficit                                                     (60,006,007)    (57,716,220)
                                                                     ------------------ ---------------

            Total Stockholders' Deficit                                     (2,415,906)       (763,556)
                                                                     ------------------ ---------------


                                                                     $         611,651  $    1,711,236
                                                                     ================== ===============


The accompanying notes are an integral part of these statements

                         Simtrol, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For years ended December 31,
                                                           --------------------------------------------

                                                               2002           2001            2000

                                                           -------------  -------------   -------------


  Revenue                                                     1,294,015     $1,899,328      $4,041,204
  Cost of revenue                                               865,101      1,312,597       2,308,932
  Inventory Obsolescence Charge (Note A-4)                      296,953              -               -
                                                           -------------  -------------   -------------
     Gross Profit                                               131,961        586,731       1,732,272

  Operating Expenses

     Selling, general and administrative                      1,584,178      2,663,939       3,288,724
     Research and development                                   428,810        797,071         495,589
     Impairment loss                                                  -      2,302,000               -
                                                           -------------  -------------   -------------

     Total Operating Expenses                                 2,012,988      5,763,010       3,784,313
                                                           -------------  -------------   -------------


       Loss from operations                                  (1,881,027)    (5,176,279)     (2,052,041)


  Loss on decline in market value of investment                       -     (1,131,147)              -
  Other expenses, primarily financing charges                  (557,675)      (160,754)       (259,831)
                                                           -------------  -------------   -------------

       Net loss from continuing operations
         before income taxes                                 (2,438,702)    (6,468,180)     (2,311,872)

  Income taxes - benefit                                              -              -         325,000
                                                           -------------  -------------   -------------

       Net loss from continuing operations                   (2,438,702)    (6,468,180)     (1,986,872)


  Discontinued operations:
     Operating loss from
       discontinued operations                                        -              -         (32,556)

     Gain on sale of a subsidiary, net of taxes                       -              -         488,829
                                                           -------------  -------------   -------------
                                                                      -              -         456,273
  Extraordinary gain on debt extinguishments                    148,915              -               -
                                                           -------------  -------------   -------------

       Net loss                                            $ (2,289,787)  $ (6,468,180)   $ (1,530,599)
                                                           =============  =============   =============

  Net loss per common share:
     Loss from continuing operations                              (0.15)  $      (0.42)   $      (0.14)
     Gain (loss) from discontinued operations                      0.00           0.00            0.03
      Gain on extinguishments of debt                              0.01              -               -
                                                           -------------  -------------   -------------

                                                                  (0.14)  $      (0.42)          (0.11)
                                                           =============  =============   =============

  Weighted average shares outstanding                        16,110,577     15,222,410      14,571,780
                                                           =============  =============   =============


The accompanying notes are an integral part of these statements

                         Simtrol, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


              For the years ended December 31, 2002, 2001 and 2000









                                           ----------------------
                                                Common stock
                                           ----------------------                                Accumulated
                                                                   Additional                       other
                                            Number of      Par       paid in      Accumulated   comprehensive
                                              Shares      value      capital        deficit         income         Total
                                           ------------ --------- -------------  -------------   ------------  ------------

Balance, January 1, 2000                    12,300,144   $12,300   $48,508,074   $(49,717,441)    $        -   $(1,197,067)
                                           ------------ --------- -------------  -------------   ------------  ------------

Net loss for the year                                                              (1,530,599)             -    (1,530,599)
  Other comprehensive income (loss)
   Unrealized gain on investments                   -          -             -               -       114,684       114,684

    Comprehensive income (loss)                     -          -             -     (1,530,599)       114,684    (1,415,915)
                                           ------------ --------- -------------  -------------   ------------  ------------

Issuance of common shares in private
 placement                                   1,351,625     1,352     4,053,524              -              -     4,054,876
Issuance of common shares in conversion of
 minority interest                             524,126       524     1,572,009                                   1,572,533
Issuance of common shares for investment in
 ACIS                                          500,000       500     2,154,500              -              -     2,155,000
Exercise of stock warrants                     151,898       152        78,944              -              -        79,096
Exercise of stock options                      118,480       118        93,790              -              -        93,908
Issuance of common shares for conversion of
 convertible debenture  s                      216,945       217       144,529              -              -       144,746
                                           ------------ --------- -------------  -------------   ------------  ------------

Balance, December 31, 2000                  15,163,218    15,163    56,605,370    (51,248,040)       114,684     5,487,177
                                           ------------ --------- -------------  -------------   ------------  ------------


Net loss for the year                                                              (6,468,180)                  (6,468,180)
  Other comprehensive income (loss)
   Realized loss on investments                      -         -             -              -       (114,684)     (114,684)
                                           ------------ --------- -------------  -------------   ------------  ------------
    Comprehensive income (loss)                     -          -             -     (6,468,180)      (114,684)   (6,582,864)
                                           ------------ --------- -------------  -------------   ------------  ------------

Beneficial conversion feature of
 convertible debt                                    -         -       124,332              -              -       124,332
Warrants issued to debt holders                      -         -       127,173              -              -       127,173
Exercise of stock options                       30,031        30        21,051              -              -        21,081
Issuance of common shares for purchase of
  Quality Software Associates                   45,454        46        59,499              -              -        59,545
                                           ------------ --------- -------------  -------------   ------------  ------------

Balance, December 31, 2001                  15,238,703    15,239    56,937,425    (57,716,220)             -      (763,556)
                                           ------------ --------- -------------  -------------   ------------  ------------

Net Loss for the period                                                            (2,289,787)                  (2,289,787)
                                           ------------ --------- -------------  -------------   ------------  ------------
Comprehensive loss                                                                 (2,289,787)             -    (2,289,787)
                                           ------------ --------- -------------  -------------   ------------  ------------

Exercise of Warrants                             3,751         4         2,434                                       2,438
FMV of warrants issued and beneficial
conversion feature                                                     304,599                                     304,599
Issuance of common stock in Private
Placements net of expenses                   1,918,667     1,918       323,482                                     325,400
Conversion of Convertible Debt                  21,832        22         4,978                                       5,000
                                           ------------ --------- -------------  -------------   ------------  ------------
                                            17,182,953   $17,183   $57,572,918   $(60,006,007)   $             $(2,415,906)
                                           ============ ========= =============  =============   ============  ============


The accompanying notes are an integral part of these statements.

                         Simtrol, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For Years Ended December 31,
                                                                       --------------------------------------------
                                                                            2002           2001            2000
                                                                       -------------  -------------   -------------

  Cash flows from operating activities:
     Net loss                                                          $ (2,289,787)  $ (6,468,180)   $ (1,530,599)
     Adjustments to reconcile net loss to net cash used in operating activities:
       (Gain) loss on sale of subsidiary                                          -              -        (813,829)
       Loss in decline of market value of investments                        10,853      1,131,147               -
       Inventory obsolescence charge                                        296,593              -               -
       Loss on disposal of equipment                                         12,931              -               -
       Impairment loss on investments                                             -      2,302,000               -
       Depreciation and amortization                                        794,796        504,502         327,381
       Debt Extinguishments                                                (148,915)             -               -
       Changes in operating assets and liabilities:
        Accounts receivable                                                 309,849        304,619         856,051
        Inventories                                                          59,886         12,032         369,296
        Prepaid expenses and other assets                                   (24,152)       (11,591)              -
        Accounts payable                                                    (51,891)       550,403        (488,278)
        Accrued expenses                                                    105,214       (107,537)       (748,493)
        Deferred revenue                                                   (390,167)       (77,324)       (297,605)
       Effect of operating activities of discontinued operations                  -              -          21,340
                                                                       -------------  -------------   -------------
         Net cash used by operating activities                           (1,314,790)    (1,859,929)     (2,304,736)

  Cash flows from investing activities:
     Purchases of property and equipment, continuing operations             (21,318)       (22,505)       (116,141)
     Proceeds from sale of minority interest in subsidiary                        -              -               -
     Change in other assets, continuing operations                                -       (122,876)       (530,399)
     Proceeds from sale of subsidiary                                             -              -       1,287,835
     Effect of investing activities of discontinued operations                    -              -          (1,572)
                                                                       -------------  -------------   -------------
         Net cash provided by (used in) investing activities                (21,318)      (145,381)        639,723
                                                                       -------------  -------------   -------------


  Cash flows from financing activities:
     Net borrowings (payments) on notes payable and short term credit       176,813       (148,813)       (861,160)
     facilities
     Proceeds from convertible debt                                         760,000        400,000               -
     Proceeds from exercise of stock options and warrants                     2,438         21,081         173,004
     Proceeds from private placement, net of issuance costs                 325,400              -       4,054,876
     Payment for minority interest                                                -              -        (759,845)
                                                                       -------------  -------------   -------------
         Net cash provided by financing activities                        1,264,651        272,268       2,606,875

  Increase (decrease) in cash and cash equivalents                          (71,457)    (1,733,042)        941,862
  Cash of subsidiary bought or sold                                               -         26,258               -
  Change in cash and cash equivalents included in net current assets
  of discontinued operations                                                      -              -          38,860

  Cash and cash equivalents at beginning of the period                       72,764      1,779,548         798,826
                                                                       -------------  -------------   -------------


  Cash and cash equivalents at end of the period                              1,307         72,764       1,779,548
                                                                       =============  =============   =============

  Supplementary disclosure:
     Interest paid                                                                -         13,791         115,831
                                                                       =============  =============   =============

     Income taxes paid                                                            -              -               -
                                                                       =============  =============   =============


  Supplemental schedule of non cash investing and financing activities:
     Non cash investing and financing activities:
       Conversion of debt to common stock                                     5,000              -         144,746
                                                                       =============  =============   =============
       Issuance of stock warrants                                           239,607        124,332               -
                                                                       =============  =============   =============
       Issuance of common stock for investment in ACIS                            -              -       2,155,000
                                                                       =============  =============   =============
       Issuance of common stock in conversion of Minority Interest                -              -       1,572,533
                                                                       =============  =============   =============
       Notes payable for capital lease                                            -              -          66,733
                                                                       =============  =============   =============
       Beneficial conversion feature of convertible debt                     64,993        120,977               -
                                                                       =============  =============   =============


The accompanying notes are an integral part of these statements.

                         Simtrol, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets and supports software based audio/visual control systems and videoconferencing products that operate on PC platforms.

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

    2.   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    3.   Cash and Cash Equivalents

   For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    4.   Inventories

   Inventories consisted of videoconferencing system components and parts and were valued at the lower of cost (first-in, first-out method) or market. At December 31, 2002, the Company provided an obsolescence allowance of $296,953 against its inventory as a result of certain significant customers declining to renew their maintenance contracts on videoconferencing equipment.

    5.      Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives ranging from 3-10 years on a straight-line basis for financial reporting purposes and accelerated methods for tax reporting purposes.

    6.   Software Development Costs

   All software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight-line basis over three years or the useful life of the product, whichever is shorter. Accumulated amortization of software development costs was $1,861,040 and $1,583,416 at December 31, 2002 and 2001, respectively.
   Amortization expense charged to operations was $277,624, $208,218, and $25,696 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company capitalized $0, $122,875, and $530,399 of software development costs in 2002, 2001 and 2000, respectively.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- Continued

   7.    Investments

   Investments consisted of investments in equity securities and a 5% cost investment in another entity.

   The investment in equity securities consisted of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company's sale of Eastern Telecom Inc. ("ETI") (see note C). The investment in equity securities was accounted for as available-for-sale and was stated at fair market value with unrealized gains and losses on this investment included in the shareholders' equity section of the balance sheet. On April 1, 2002, PentaStar was placed into receivership. As a result, at March 31, 2002, the company wrote off the remainder of the investment balance, $10,853, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, as management determined that the decline in the market value of this investment represented an impairment that was other than temporary. At December 31, 2001, management had adjusted the cost basis of this investment and recorded a realized loss of $1,131,147 due to cash flow difficulties experienced by PentaStar during that year.

   On March 3, 2000, the Company issued 500,000 shares of its common stock in exchange for 250,000 shares of ACIS, Inc. ("ACIS"), representing approximately 5% of ACIS' common stock. ACIS is a Texas based, software technology Company, principally owned by the Company's previous Chief Technology Officer. ACIS is involved in the development of an advanced operating kernel to support the Company's new product architecture for PC-based device control. In further consideration of the Company's development contribution, ACIS granted the Company a warrant to acquire up to 20% of ACIS' common stock at an exercise price of $2.00 per share. This option was exercisable by the Company any time through March 31, 2002. This investment in ACIS was recorded at cost of $2,302,000. On March 31, 2002, the option expired as the company chose not to exercise it.

   At December 31, 2001, as a result of continued inactivity in the operations of ACIS and the downturn in the technology industry as a whole, an impairment loss of $2,302,000 was incurred related to the write down of the Company's investment in ACIS to its estimated fair market value. SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the impairment charge was taken when it was determined that sufficient time had passed since the initial investment in ACIS was made for management to adequately assess its value, which was December 31, 2001. No impairment charge was recorded in 2002 or 2000.

   8.    Comprehensive Income (Loss)


   Comprehensive income (loss) includes the changes in equity resulting from transactions with non-owners for the periods reported. There were no additional components of comprehensive income in the year ended December 31, 2002. For the period ended December 31, 2001 and 2000, the unrealized gain on investments was the only component of comprehensive income

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- Continued

9.       Revenue Recognition

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: the PC-based software product Ongoer and the older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. Revenue from Ongoer software sales is recognized upon shipment as the company sells the product to audiovisual integrators. Revenues from the sale and installation of Omega systems in previous years were recognized upon completion of the installation. The company did not install any Omega systems during the year ended December 31, 2002. Revenue on maintenance contracts is recognized over the term of the related contract resulting in $235,416 and $625,583 of deferred revenue at December 31, 2002 and 2001, respectively.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. SAB 101 summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company has determined that they are in compliance with SAB 101.

10.       Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates are recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

11.       Stock Based Compensation

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 which are effective for fiscal years ending after December 15, 2002, has been adopted by the Company (see Note
I).

The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB
25), "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the company's employee stock options is less than the market price of the underlying stock on the date of grant. The Company has not recorded such expenses in any of the periods presented as the options are granted with an exercise price equal to the fair market value of the underlying stock on the date of grant.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001


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

   The following securities could potentially dilute basic earnings per share in the future and were not included in the computation of diluted net loss per share because they would have been antidilutive for the periods presented:

                                                                       2002             2001              2000
                                                                  --------------    -------------    --------------

     Common stock options                                              974,500          919,331          972,198
     Common stock warrants                                           3,149,963        2,198,714        1,788,714
                                                                     ---------        ---------        ---------

       Total securities                                              4,124,463        3,118,045        2,760,912
                                                                     =========       ==========        =========


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

   14.   Advertising Expenses

   The Company expenses all advertising expenses as incurred. Advertising expenses for the years ended December 31, 2002, 2001, and 2000 were $0, $17,105 and $7,861, respectively.

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

                           December 31, 2002 and 2001



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- Continued

   15.   Technological Change and New Products

   Management periodically evaluates the realizability of its technology-related assets, including inventories and software development costs. Due to the termination of most of the maintenance contracts for the Omega systems and the company's focus on selling Ongoer software, the company provided an allowance against its remaining inventory of $296,953, at December 31, 2002. Management believes that no material impairment of the remaining software development costs existed at December 31, 2002. This balance is currently being amortized over a 36-month period and amortization began in April 2001. It is possible, however, that management's estimates may change in the near term due to technological, regulatory, and other changes in the Company's industry.


   16 - Debt Extinguishment

   Extraordinary gains in the amount of $148,915 for the year ended December 31, 2002 were recorded as a result of debt extinguishments of $84,350 related to the company's inactive subsidiary, Integrated Network Services, Inc. (INS), and a $64,565 reduction of accounts payable to Glovicom, N.V., resulting from the exchange of the Company's warrant to purchase 19% of Glovicom for this amount.

   17 - Note and Lease Payable

   On July 31, 2002, the Company signed a 36-month lease to occupy approximately 6,400 square feet of office space in Norcross, Georgia, beginning September 1, 2002. Simultaneously, the Company signed a promissory note to AMB Property, L.P. in the amount of $229,165, for all unpaid rent through August 31, 2002 at the former headquarters. In September 2002, the principal amount of the note was reduced to $215,246 to reflect the return of the company's deposit on its old office space. The note has an interest rate of 12% and requires monthly principal only payments beginning November 1, 2002. No payments were made on the note as of December 31, 2002. The lender has not declared the note in default at December 31, 2002. All interest will be waived if the company makes the 34 monthly principal payments in a timely fashion. The promissory note has a cross default provision to the lease on the new office space such that a default on the note would represent a default on the lease as well.

   A schedule of the maturities of the note and lease payable are as follows:

   Year
   Ending
   2003 ................................................................ $    110,366
   2004 ................................................................       71,749
   2005 ................................................................       62,614
   2006 and thereafter................................                              -
                                                                         ------------
    Total .............................................................. $    244,729
                                                                         ============


   18.   Reclassifications

   Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the current year presentation.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE B - REALIZATION OF ASSETS

   The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred net losses of $2,289,787, $6,468,180, and $1,530,599 for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, at December 31, 2002, the Company's current liabilities exceed its current assets by $2,787,219 and the Company continues to use, rather than provide, significant cash in its operations for each of the years ended December 31, 2002, 2001, and 2000. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

   In response to the matters described in the preceding paragraphs, management is exploring a variety of financing alternatives, including additional private placements of its stock and/or additional convertible debt.

NOTE C - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARIES

   On February 18, 2000, the Company and its network reselling subsidiary, VSI Network Solutions Inc., doing business as Eastern Telecom ("ETI"), entered into a definitive agreement to sell substantially all of the assets of ETI to PentaStar Communications, Inc., a Denver, Colorado based communications services agent. The definitive agreement was subject to, among other things, stockholder approval, which occurred at the Annual Meeting held on May 18, 2000. The Company received initial consideration of approximately $1.8 million in cash, $500,000 of which was held in escrow until specified accounts receivable had been collected. In addition, the Company received 57,122 shares of PentaStar Communications, Inc. common stock, with a market value of $1,142,000. The sale of ETI resulted in a gain of $813,829. As a result of the decision to discontinue the Company's network reselling business, operating results for ETI for 2000 have been reclassified and reported as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. Summary operating results of the discontinued network reselling and system integration operations are as follows:

                                                       2002           2001               2000
                                                       ----           ----               ----
               Revenue:
                 Network reselling                  $        -    $                  $ 2,181,341
                                                    -----------   ------------       ------------
               Costs and expenses:
                 Network reselling                           -              -          2,213,897
                                                    -----------   ------------       ------------

                 Income (loss) from discontinued    $        -    $         -        $   (32,556)
                 operations                         ===========   ============       ============


                         Simtrol, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           December 31, 2002 and 2001

NOTE C - DISCONTINUED OPERATIONS AND SALE OF SUBSIDIARIES - CONTINUED


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

                                                                2002          2001
                                                                ----          ----

                   Current assets of system integration            -            14,545
                   Current liabilities of system integration       -           (98,895)
                                                            --------------  -----------
                   Net current deficit of system integration     $ -       $   (84,350)
                                                            ==============  ============



   As the final payments to the Trustee were made during 2002 in settlement of the suit noted above for INS, the assets and liabilities of the discontinued operation were written off in 2002 and the resulting gain was recorded as an extraordinary gain on extinguishments of debt.


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

   The following summarizes the allocation of the purchase price to the major categories of assets acquired and liabilities assumed for this acquisition:

                                                                               Year Ended
                                                                              December 31,
                                                                                  2001
                                                                           --------------------
    Cash                                                                   $            26,258
    Accounts receivable                                                                168,263
    Computers and equipment                                                            106,082
                                                                               ----------------
      Total assets                                                                     300,603
                                                                               ----------------
    Liabilities
                                                                                       241,059
                                                                               ----------------
    Purchase Price                                                         $            59,544
                                                                               ================

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001



NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 2002 and 2001:

                                                                                          Estimated
                                                                                           Service
                                                                   2002          2001        Life
                                                                -------------------------------------

         Machinery and equipment                                $  340,631   $ 1,789,002   3-10 years
         Furniture and fixtures                                     39,150       238,179     10 years
         Leasehold improvements                                     21,318        64,595      5 years
                                                                -----------  ------------
                                                                   401,099     2,091,776
         Less accumulated depreciation                            (253,640)   (1,885,376)
                                                                -----------  ------------

                                                                $  147,459   $   206,400
                                                                ===========  ============

   Depreciation expense charged to continuing operations was approximately $105,861, $131,639 and $95,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. In conjunction with the company's move to its new office in September 2002, the Company sold or scrapped the majority of its property and equipment. Proceeds from the disposal of the equipment were de minimis.


NOTE F - CONVERTIBLE DEBT

   In order to continue funding its operations, the Company issued a total of $760,000 of Convertible Debt to numerous private investors, including four members of the Board of Directors, at various times during 2002. The debt accrues interest at prime rate plus 1% and was due on December 31, 2002. The proceeds of this debt were utilized for working capital purposes. In conjunction with the issuance of the convertible debt, the Company issued 760,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the company's traded common stock on the date of the issuances of the Debt. The warrants, which expire at various dates in 2007, are exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of the company's traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company. $5,000 of the Convertible Debt was exchanged for common shares at a rate of $0.24 per share on December 31, 2002, while the remainder of the Debt was extended to various due dates throughout 2003. In conjunction with the extension of the debt, the conversion price of the debt was adjusted to $0.24 per share and the warrants granted at the origination dates of the notes also had their exercise prices adjusted to $0.24. As a result, the company will recognize approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002. In January 2003, $735,000 of the convertible debt was converted to 3,204,083 shares of restricted common stock.

   In connection with the issuance of the convertible debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion feature of the notes. In connection with the issuance of 760,000 stock purchase warrants to debt holders, the Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 85 %, risk free interest rate of 5.25%, and an expected term of two years, and allocated the proceeds to Capital Stock in accordance with APB 14, Accounting for Convertible Debt issued with Stock Purchase

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001

   Warrants. For 2002, all of these amounts were expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value over the original term of the debt.

   During 2001, the Company issued $400,000 of Convertible Debt to two shareholders. The debt accrues interest at prime rate plus 1%, was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The proceeds of this debt were utilized for working capital purposes. The Debt is convertible into shares of common stock of the Company at $0.49 per share. None of this debt has been converted as of December 31, 2002. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. In conjunction with the issuance of these warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and is being expensed over the remaining life of the debt. As of December 31, 2002, this entire amount had been amortized as a finance charge. The shareholders agreed on February 7, 2002 to extend the due date of the loans until December 31, 2002. On December 31, 2002, the note holders agreed to extend the due date of the debt until December 31, 2003.

   In connection with the issuance of the convertible debt during 2001, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the year ended December 31, 2001, $55,413 was expensed as financing costs relating to this amortization of the beneficial conversion feature and the remaining $65,564 was expensed during 2002.

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

   Additionally during 2001, the Company issued two shareholders 5,000 warrants each for various loans made to the Company. The warrants, which expire in 2006, entitle the holders to purchase one common share of the common stock of the Company at $0.66 and $0.75 per share, respectively. The Company valued the warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 133%, risk free interest rate of 5.25%, and an expected term of five years, and expensed $6,196 as financing costs relating to this issuance.

   Effective August 31, 1999, the Company restructured its term note payable, which consisted of principal and accrued interest totaling $1,089,750. The Company paid $150,000 at closing, and the remaining balance of $939,750 was exchanged for a 7% Secured Convertible Debenture, due and payable on August 31, 2000. In January and February 2000, the convertible debenture holder converted $144,747 of principal and interest into 216,945 shares of the Company's common stock. The Company paid the remaining balance of the convertible debenture on March 1, 2000 using the proceeds from the private placement (Note H).

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE G - REDEEMABLE MINORITY INTEREST

   On August 31, 1999, the Company received $1,040,000 in proceeds from the sale of 16.0% of its ownership interest in its subsidiary, ETI. These minority shareholders had a put option, which gave them the right to put their ETI shares back to the Company at the price paid at the earlier of the sale of ETI or August 31, 2000. In conjunction with this transaction, the Company issued minority shareholders 780,000 warrants to purchase shares of common stock of the company at $0.50 per share and 260,000 warrants to purchase shares of common stock of the Company at $1.00 per share. These warrants have a term of five years, expiring on August 31, 2004 and were exercisable immediately. The Company valued these warrants at $223,600 using the Black-Scholes option-pricing model in accordance with SFAS No. 123, Accounting for Stock-Based Compensation utilizing the following assumptions: expected volatility of 117%, risk free interest rate of 6.09%, and an expected term of five years. The value of these warrants was amortized to interest expense over the period to the first date on which the shares of ETI were eligible to be put back to the Company, which was August 31, 2000. Interest expense related to these warrants was $149,067 for the year ended December 31, 2000.

   As a result of this transaction and the conversion of the term notes into shares of ETI, at December 31, 1999 the Company held a 64.5% majority ownership in ETI. On February 24, 2000, the Company exchanged 524,126 of its common shares for 240,265 shares of ETI held by the minority shareholders. The remaining minority interest shares were repurchased pursuant to the terms of the shareholders agreement at the time of the sale of ETI, which amounted to $709,722.


NOTE H - PRIVATE PLACEMENTS

   On August 5, 2002, the company completed the sale of 1,627,000 of its common shares for aggregate gross proceeds of $325,400, in a private placement of its stock to a limited number of accredited investors, including Board members. The share price was $0.20 per share. Offering costs totaled approximately $70,000. The proceeds of the offering were used to fund current operational and overhead expenses of the company during the year. Additionally, the company issued 291,667 shares of restricted common stock in December 2002 to a limited number of accredited investors, including two directors of the company. The share price was $0.24 and total proceeds were $70,000. The proceeds were used to fund current operational and overhead expenses of the company during the year.

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

                           December 31, 2002 and 2001



NOTE I - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN

   Stock Option Plan and Warrants

   The Company's board of directors and stockholders have approved stock option plans that cover up to 3,134,500 shares of common stock. The plan provides for the expiration of options ten years from the date of grant and requires the exercise price of the options granted to be at least equal to 100% of market value on the date granted. Stock option transactions are summarized below:

                                                   2002                      2001                      2000
                                          ----------------------------------------------------------------------------
                                                        Weighted                 Weighted                  Weighted
                                                        Average                  Average                   Average
                                                        Exercise                 Exercise                  Exercise
                                            Shares       Price      Shares        Price        Shares       Price
                                            -------      ------     -------       ------       -------      -----

           Outstanding, beginning of year      919,331   $2.62         972,198    $ 2.75         530,695  $    3.01
             Granted                           340,000   $0.37         208,250     $1.43         754,500  $    2.59
             Exercised                             -        -         (30,031)     $0.70        (118,480) $    0.79

             Forfeited                       (284,831)   $ 2.88      (231,086)    $ 2.31       (194,517)  $    4.12
                                          ------------            ------------                 ---------
             Outstanding, end of year         974,500    $ 1.76       919,331     $ 2.62         972,198  $    2.75
                                          ============================================================================

   The following table summarizes information about stock options outstanding at December 31, 2002:

                                              Options Outstanding                       Options Exercisable
                                                                                        --------------------
                              ----------------------------------------------------
                                                     Weighted
                                                     Average         Weighted                           Weighted
                  Range of          Number          Remaining        Average           Number           Average
                  Exercise      Outstanding at     Contractual       Exercise      Exercisable at       Exercise
                    Price         31-Dec-02         Life (Years)      Price           31-Dec-02          Price
                 ------------ -----------------  ------------------------------  -------------------   --------
                   $0.20-$1.00      541,500            5.74           $0.45            241,150           $0.52
                   $1.12-$2.00      173,250            7.37           $1.91            154,851           $1.90
                   $2.50-$4.25      194,750            7.40           $3.81            125,000           $3.77
                 $4.75 - $9.24      59,250             4.18           $5.26            59,250            $5.26
               $11.00 - $17.25       5,750             3.17           $13.88            5,750            $13.88
                              -----------------                                  -------------------
                                    974,500            6.25           $1.76            618,891           $2.19
                              =================        ====           =====      ===================     =====


   In connection with the purchase of the outstanding notes payable and establishment of a line of credit during 1994, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. These warrants expire in July 2004.

   On May 1, 1999, 325,000 purchase stock warrants were granted to officers of the Company at an exercise price of $0.53 per share. These warrants expire May 1, 2004 and vested through May 1, 2000. 45,000 of these warrants were exercised during 2000. Additionally, on August 17, 1999, 25,000 purchase stock warrants were granted to an officer of the Company at an exercise price of $0.43 per share. These warrants vested on January 1, 2000 and expire on August 17, 2004.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001


NOTE I - STOCK OPTIONS, WARRANTS, AND EMPLOYEE STOCK PURCHASE PLAN - Continued

   Stock Option Plan and Warrants - Continued

   In connection with the purchase of outstanding notes payable and establishment of a line of credit in previous years, 62,500 common stock purchase warrants were granted to a director at an exercise price of $1.60 per share. 6,250 of these warrants were exercised during 2000. These warrants expire in July 2004.

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

                                                                  2002              2001                2000
                                                              --------------    --------------      --------------
     Net loss:
       As reported                                        $    (2,289,787)  $    (6,468,180)    $    (1,530,599)
       Pro forma                                               (2,595,490)       (7,125,674)         (2,217,893)

     Net loss per common share:
       As reported                                        $         (0.14)  $         (0.42)    $         (0.11)
       Pro forma                                                    (0.16)            (0.47)              (0.15)


   For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grants using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively; expected volatility of 85%, 132.6% and 125%, risk-free interest rates of 4.25 %, 4.75%-5.75% and 5.5%-5.88% and expected lives of 3-7 years for all periods presented.


   Employee Stock Purchase Plan

   The Company has an employee stock purchase plan ("Plan") that provides for the sale of up to 75,000 shares of common stock to eligible employees. The purchase price for shares of common stock purchased pursuant to the Plan is the lesser of: 85% of the fair market value of common stock on the first pay date or 85% of the fair market value of common stock on the last pay date of each plan period. The Board of Directors suspended the Plan in September 1998. The Company has no current plans to reinstate the Plan.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001



   NOTE J - INCOME TAXES

   The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related deferred tax valuation allowance, summarized as follows at December 31, 2002 and 2001:

                                                                                   2002                2001
                                                                                   ----                ----
   Deferred income tax assets:
     Operating loss carryforwards                                            $  15,787,000         $  14,304,000
     Loss on decline of market value of investment                                       0               435,000
     Nondeductible accruals and allowances                                         494,000               405,000
     Capitalized inventory costs                                                         0                63,000
     Tax credit carryforwards                                                      156,000               156,000
                                                                          --------------------- -----------------
   Gross deferred income tax assets                                             16,437,000            15,363,000
   Deferred income tax asset valuation allowance                               (16,437,000)          (15,321,000)
                                                                          ----------------      ----------------
       Net deferred income tax asset                                         $           0         $      42,000
                                                                             =============         =============

   Deferred income tax liabilities                                           $           0         $     (42,000)
                                                                             =============         =============

   Net deferred income tax                                                   $           -         $           -
                                                                             =============         =============


   At December 31, 2002, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $41 million available to reduce future taxable income and approximately $156,000 of investment and research and experimental credits available to reduce future income taxes payable, which expire in varying amounts through the year 2022.

   The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code during calendar year 1993. As a result, approximately $7,000,000 of the available tax loss carryforwards will be limited to a maximum utilization of approximately $1,000,000 annually.

NOTE K- MAJOR CUSTOMERS

   Revenue from three customers comprised approximately 50% of consolidated revenues for the year ended December 31, 2002. At December 31, 2002, related accounts receivable from these companies comprised 42% of consolidated receivables.

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

                           December 31, 2002 and 2001


   NOTE L - OPERATING SEGMENTS AND RELATED INFORMATION

   In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the disclosure of certain information regarding the Company's operating segments.

   Prior to 1998, the Company's three industry segments were made up of video conferencing, computer system integration and telephone network reselling. These industry segments were all operating in separate, one hundred percent owned, subsidiaries. In 1998, the Company discontinued operations of its computer system integration subsidiary. On May 18, 2000, the Company sold all of the assets of its network reselling subsidiary. These segments are included in discontinued operations in the accompanying consolidated balance sheets and statements of operations. As a result, at December 31, 2002, the Company is operating only in one segment.


   NOTE M - COMMITMENTS AND CONTINGENCIES

   Operating Leases

   The Company leases office space and equipment under noncancellable operating leases expiring at various dates through 2007.

   The following is a schedule of future minimum lease payments required under operating leases that have remaining initial or noncancellable lease terms as of December 31, 2002:

   Year
   Ending
   2003 ................................................................ $       71,096
   2004 ................................................................         76,566
   2005 ................................................................         60,792
   2006 ................................................................         24,746
   2007 ................................................................          1,488
   Thereafter ..........................................................             -
                                                                         ----------------
    Total .............................................................. $       234,688
                                                                         ================

   Rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $199,000, $305,000 and $292,000, respectively.

   NOTE N - LITIGATION

   In November 2000 the company was named as a defendant in a lawsuit filed by the bankruptcy trustee of VSI Network Services, Inc., a subsidiary of the Company that filed for Chapter 7 bankruptcy in 1999. This lawsuit, filed in the Northern District of Georgia, Atlanta Division was for an accounting and to seek recovery of alleged preferential transfers of funds. The lawsuit was seeking to recover approximately $740,000 in alleged preference payments from the Company. On September 24, 2001, this lawsuit was settled by agreeing to pay $32,000 to the bankruptcy trustee. This action has been dismissed. The company paid this settlement in full during 2002.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE N - LITIGATION -CONTINUED

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


NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following summarizes certain quarterly results of operations (in thousands, except per share data):

                                                                 Quarters ended
                                                 ------------------------------------------------
                                                  March 31     June 30    Sept 30      Dec 31
                                                  --------     -------   --------      ------
                 Year ended December 31, 2002
                 Net revenue                            $386         $374     $371       $163
                 Loss from operations                   (539)        (531)    (273)      (538)
                 Net loss                               (698)        (500)    (406)      (686)
                 Net loss per common share
                     Basic and Diluted                ($0.05)      ($0.03)  ($0.02)    ($0.04)

                                                                 Quarters ended
                                                 ------------------------------------------------
                                                  March 31     June 30     Sept. 30    Dec. 31
                                                  --------     -------     --------    -------
                 Year ended December 31, 2001
                 Net revenue                           $ 435         $549       $369     $546
                 Loss from operations                   (548)      (1,047)      (780)  (2,801)
                 Net loss                               (512)      (1,076)      (787)  (4,093)
                 Net loss per common share
                     Basic and Diluted                ($0.03)      ($0.07)    ($0.05)  ($0.27)


NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS

 During June 2001, the Financial Accounting Standards Board issued
Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite life intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material effect on the financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

                         Simtrol, Inc. and Subsidiaries

                           December 31, 2002 and 2001

NOTE P - RECENTLY ISSUED ACCOUNTING STANDARDS -  CONTINUED


In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning October 1, 2002. Management does not expect the impact of SFAS No. 145 to be material to the Company's consolidated financial statements.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable.

In December 2002, EITF issued Issue 00-21, or "EITF 00-21," Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated among the different items based on fair value. EITF 00-21 also requires that revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of EITF 00-21 for the Company will be July 1, 2003. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

               Report of Independent Certified Public Accountants
                                 on Schedule II



Board of Directors
Simtrol, Inc.

In connection with our audit of the consolidated financial statements of Simtrol, Inc. and Subsidiaries referred to in our report dated May 16, 2003, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31, 2002, 2001 and 2000. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein as of and for the years ending December 31, 2002, 2001 and 2000.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
May 16, 2003

                          Simtrol, Inc and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Column A                           Column B        Column C        Column D       Column E
                       --------                           --------        --------        --------       --------
                                                                         Additions
                                                         Balance at      Charged to                      Balance at
                                                         Beginning       Costs and       Deductions       End of
                      Description                        of Period       Expenses     Describe (1)(2)     Period
                      -----------                        ----------      ---------    ----------------    ------
  Year ended December 31, 2002
     Reserve for obsolete inventory                         $   826,585    $  242,303      $        0    $ 1,068,888
     Reserve for doubtful accounts receivable                   226,244                        10,974        215,270

  Year ended December 31, 2001
     Reserve for obsolete inventory                         $   618,656    $  211,138      $    3,209    $   826,585
     Reserve for doubtful accounts receivable                   244,630        (8,432)          9,954        226,244

  Year ended December 31, 2000
     Reserve for obsolete inventory                         $ 1,000,000    $  277,405      $  658,749    $   618,656
     Reserve for doubtful accounts receivable                   148,289       204,817         108,476        244,630

(1) - Obsolete items that have been disposed and accounts receivable write offs.

(2) - Column C-2 "Charged to other accounts" has been omitted, as the response is "none".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosure matters that are required to be described by Item 304 of Regulation S-K.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

Our Board of Directors consists of five directors. Our By-laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by our Board of Directors.

         Larry M. Carr. Mr. Carr, age 59, has served as a director since June 1994 and as our Chairman of the Board since January 1998. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Adia Services, Inc., acquired Mr. Carr's interest in this company, Mr. Carr still owns and operates numerous Nursefinders franchises and assists in the administration and management of several other franchises through an entity known as Management Services, Inc. Mr. Carr is Chairman of the Board of Northwest National Bank, located in Arlington, Texas, a director of Mobility Electronics, Inc., of Scottsdale, Arizona, which designs, develops and markets connectivity and remote peripheral interface technology and products and is a director of several privately held companies, including OHA Financial, Inc., Trinity Airweights, LLC and Computerized Healthcare, Inc.

     Julia B. North. Ms. North, age 55, has served as a director for us since October 1997. Ms. North served as President and Chief Executive Officer of Simtrol, Inc. from October 1997 until her resignation in June 1999. Ms. North served in various capacities with BellSouth Corporation from 1972 to October 1997, including as President of its Consumer Services Division. Ms. North is a director of WinnDixie Stores, Inc., a food retailer, and MAPICS, Inc., a global developer of extended enterprise applications. Ms. North received a bachelor degree in mathematics from Baylor University and a masters from the Massachusetts Institute of Technology in Management of Technology.

     Edward S. Redstone. Mr. Redstone, age 74, has served as a director for us since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha's Vineyard National Bank. Mr. Redstone was a co-founder of National Amusements, which, among other things, is the controlling stockholder of Viacom. Mr. Redstone also founded First Bancorporation. Mr. Redstone is a graduate of Colgate University and the Harvard Graduate School of Business Administration, where he received his MBA.

     Dallas S. Clement. Mr. Clement, age 37, has served as a director for us since April 2001. Mr. Clement, has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. ("Cox") since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises, Inc. and Cox. Prior to joining Cox, Mr. Clement held analyst positions with Merrill Lynch and the Program on Information Resources Policy. Mr. Clement serves as a director of Lightspan, Inc. A graduate of Harvard College with an A.B. in applied mathematics and economics, Mr. Clement also holds an M.S. in engineering-economics systems from Stanford University.

         Richard W. Egan.  See description in "Executive Officers" in Part I.

         There are no family relationships between any of our directors or executive officers and any other of our directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Officers, directors and greater than 10% shareholders are also required to provide us with copies of all forms they file under this regulation. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% shareholders were complied.

         Although it is not our obligation to make filings pursuant to Section 16 of the Securities Exchange Act of 1934, we have adopted a policy requiring all Section 16 reporting persons to report monthly to our Chief Financial Officer as to whether any transactions in our securities occurred during the previous month.

Information with respect to executive officers is set forth under the caption "Executive Officers" in Part I of this report.

Audit Committee Report

We have reviewed and discussed our audited financial statements for the year ended December 31, 2002 with management and have discussed with Grant Thornton LLP, certified public accountants, the independent auditors and accountants for us, the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380) with respect to those statements.

         We have received and reviewed the letter from Grant Thornton LLP required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees) and have discussed with Grant Thornton LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, we recommended to the Board of Directors that these audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Messrs. Redstone and Clement and Ms. North are independent, as defined in Rule 4200(a)(14) of the National Association of Securities Dealer's listing standards.

         The information in the foregoing paragraphs shall not be deemed to be soliciting material, or be filed with the SEC or subject to Regulation 14A or 14C or to liabilities of Section 18 of the Securities Act, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate these paragraphs by reference.

Mr. Edward S. Redstone
Ms. Julia B. North
Mr. Dallas S. Clement

ITEM 11.  EXECUTIVE COMPENSATION.

The following table provides certain summary information for the fiscal years ended December 31, 2002, 2001, and 2000 concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 2002 (the "Named Executive Officers"):

Summary Compensation Table

                                                                                                                  Long Term
                                                          Annual Compensation                                     Compensation
                                                          -----------------------------------------------------   ---------------
                                                                                                                  Number of
                                                                                                                  Options or
                                                                                              Other Annual        Warrants Awarded
Name and Principal Position              Year             Salary             Bonus            Compensation
-------------------------------------    -------------    ---------------    ------------     -----------------   -----------------

Richard W. Egan                          2002             $115,000           $         -          $         -               60,000
Chief Executive Officer (1)              2001             $130,000(1)        $     1,250          $         -                    -
                                         2000             $127,765(1)        $    10,421          $        205             150,000


Mr. Egan was named Chief Executive Officer on May 18, 2000. (1) Includes sales commissions of $0 in 2002, $0 in 2001, and $1,377 in 2000.

Directors' Fees

Our present policy does not provide for any cash compensation to non-employee directors or for our employees for their services as directors. Each of our non-employee directors receives an automatic grant of options to purchase 15,000 shares of common stock on each July 5 under the terms of our Stock Option Plans. Each non-employee director was granted 15,000 shares on July 5, 2002 under our 2002 Stock Option Plan. Our board non-employee board members do not receive any other form of compensation.

In addition, all new non-employee directors receive a onetime grant of an option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. Such options expire, unless previously exercised or terminated, ten years from the date of grant.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is currently comprised of Larry M. Carr, Edward S. Redstone and Julia B. North. None of the members of the Compensation Committee served as an officer or employee of Simtrol or any of our subsidiaries during 2002. Except as set forth below, there were no material transactions between the Company and any of the members of our Compensation Committee during 2002.

The following table indicates the options granted to named executive officers during 2002.



                            OPTION/SAR GRANTS IN 2002
                                                                                           Potential
                                                                                        realizable value
                                                                                       at assumed annual
                                                                                         rates of stock
                                                                                             price
                                                                                        appreciation for
                                           Individual grants                              option term
                                                  Percent of
                                    Number of       total      Exercise
                                   securities    options/SARs  of base
                       Name        underlying     granted to   price       Expiration
                                   option/SARs   employees in    ($/Sh)       date
                                   granted (#)   fiscal year


                       (a)            (b)             (c)        (d)          (e)
                                                                                        5% ($)   10% ($)
                                                                                          $         $
                                                                                         (f)        (g)

                 Richard Egan      50,000       14.7            $0.48      5/6/2012     $15,093  $38,250

                 Richard Egan     10,000        2.9            $0.20       7/25/2012    $1,258   $3,187




The following table provides certain information concerning the value of unexercised warrants and unexercised options held by the Named Executive Officers under our Stock Option Plans as of December 31, 2002. No options or warrants were exercised by any of the Named Executive Officers during 2002.

                                         Number of Unexercised Options or          Value of Unexercised In-the-Money
                                         Warrants at                               Options and Warrants at Fiscal Year
                             Fiscal Year End End (a)
                                         --------------------------------------    -------------------------------------
Name                                     Exercisable         Unexercisable         Exercisable         Unexercisable
-------------------------------------    ----------------    ------------------    ---------------     -----------------

Richard W. Egan                             170,001                   110,000                $0                  $0




(a) Dollar values were calculated by determining the difference between the fair market value of the Company's stock at 12/31/02 ($0.20 per share) and the exercise prices of the options and warrants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 31, 2003 by (i) each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock; (ii) each of our directors; (iii) the Named Executive Officers (as defined herein); and (iv) all of our directors and executive officers as a group.

                                                         Shares Beneficially Owned(1)
Name of Beneficial Owner                                                                        Percent of Class
----------------------------------------------------    -------------------------------     --------------------------

Larry M. Carr                                                   4,847,888 (2)                          20.47%
Julia B. North                                                     72,246 (3)                          *
Edward S. Redstone                                              2,525,301 (4)                          13.20%
Richard W. Egan                                                   231,497 (5)                         1.07%
Dallas S. Clement                                                 288,212 (6)                         1.34%

All directors and executive officers
as a group (5 persons)                                         10,150,2521 (7)                         39.12%
-------------------------------

*Less than 1% of outstanding shares.

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes warrants and options that are exercisable within 60 days of May 31, 2003. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based on 21,371,202 shares outstanding as of May 31, 2003, 2,586,308 shares issuable to executive officers and directors upon the exercise of warrants, 1,666,667 shares issuable to executive officers and directors upon the conversion of certain debt, and 373,751 options that will become exercisable by executive officers and directors within 60 days of May 31, 2003.

 (2) Consists of 2,374,100 shares held directly, 133,750 shares of common stock subject to stock options that are exercisable within 60 days of May 31, 2003, 833,333 shares subject to conversion of certain debt, and 840,037 shares of common stock subject to presently exercisable common stock Purchase Warrants. Also includes 166,667 shares and 500,000 shares subject to warrants held in the name of OHA Financial, on which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares. Mr. Carr's address is 2619 Hemingway Drive, Arlington, Texas 76006-3201.

(3) Consists of 7,245 shares held directly, 5,001 shares of common stock issuable upon the exercise of warrants, and 60,000 options that are exercisable within 60 days of May 31, 2003. Ms. North's address is 2200 Norcross Parkway, Norcross, GA 30071.

(4) Consists of 2,699,201 shares held directly, 20,000 shares of common stock subject to stock options that are exercisable within 60 days of May 31, 2003, 1,177,519 shares of common stock issuable upon the exercise of warrants, 833,334 shares of stock subject to conversion of certain debt, and 625 shares owned by Mr. Redstone's spouse. Mr. Redstone's address is 222 Merrimack Street, Suite 210, Lowell, Massachusetts 01852.

(5) Consists of 57,745 shares held directly, 13,751 shares of common stock issuable upon the exercise of warrants, 12,987 shares subject to conversion of certain debt, and 160,001 options that are exercisable within 60 days of May 31, 2003. Mr. Egan's address is 2200 Norcross Parkway, Norcross, GA 30071.

(6) Consists of 218,212 shares owned directly, 50,000 shares issuable upon exercise of warrants, and 20,000 shares of common stock subject to stock options that are exercisable within 60 days of May 31, 2003. Mr. Clement's address is 2200 Norcross Parkway, Norcross, GA 30071.

(7) Includes shares held by executive officers and directors. Shares beneficially owned by more than one officer or director are not counted twice. Includes shares of stock subject to conversion of certain debt and common stock subject to options and warrants that are exercisable within 60 days of May 31, 2003.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 2002, the Company issued $272,500 each of Convertible Debt to Messrs. Carr and Redstone. The debt accrues interest at prime rate plus 1% and was originally due December 31, 2002. The proceeds of this debt were utilized for working capital purposes. The Debt was convertible into shares of common stock of the Company at prices ranging from $0.22 to $0.79 per share. None of this debt has been converted as of December 31, 2002. In conjunction with the issuance of the convertible debt, the Company issued 272,500 common stock purchase warrants to the holders of the Debt. The warrants, which expire at various dates in 2007, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.22 to $0.79 per share. We received an extension to January 31, 2002 on the note effective December 31, 2002. At that time, the conversion price of the note and the exercise prices of the warrants were changed to $0.24 per share. Messrs. Carr and Redstone converted their notes and all accrued interest into 2,371,757 shares of restricted common stock on January 15, 2003.

         On December 31, 2002 Messrs. Carr and Redstone agreed to extend the due dates of their $200,000 convertible notes originated in 2001 to December 31, 2003 from the original due dates of December 31, 2002. The conversion price of the notes was adjusted from their original $0.49 per share price to $0.24 per share. The notes had been previously extended from their original due dates of February 7, 2001 in exchange for the issuance of 100,000 additional warrants each on that date. The exercise price of all warrants issued in conjunction with these notes was adjusted to $0.24 per share on December 31, 2002 in exchange for the extension of the due date. These notes are collateralized by all of the assets of the company.

         During 2002, the Company issued $50,000 of Convertible Debt to Mr. Clement. The debt accrues interest at prime rate plus 1% and was originally due December 31, 2002. The proceeds of this debt were utilized for working capital purposes. The Debt was convertible into shares of common stock of the Company at $0.79 per share. Mr. Clement agreed to extend the note to January 31, 2003 from the original due date of December 31, 2002, at which time the exercise price of the 50,000 warrants granted in conjunction with the note and the conversion price of the note were both adjusted to $0.24 per share. The warrants, which expire in 2007, are exercisable immediately and entitle the holder to purchase one share of stock. Mr. Clement converted the note payable and all accrued interest to 218,212 shares of restricted common stock on January 15, 2003.

         During 2002, the Company issued $10,000 of Convertible Debt to Mr. Egan. The debt accrues interest at prime rate plus 1% and was originally due December 31, 2002. The proceeds of this debt were utilized for working capital purposes. The Debt was convertible into shares of common stock of the Company at $0.79 per share. Mr. Egan agreed to extend the note to January 31, 2003 from the original due date of December 31, 2002, at which time the exercise price of the 10,000 warrants granted in conjunction with the note and the conversion price of the note were both adjusted to $0.24 per share. The warrants, which expire in 2007, are exercisable immediately and entitle the holder to purchase one share of stock. Mr. Egan converted the note payable and all accrued interest to 43,750 shares of restricted common stock on January 10, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

     In connection with its audit of the Company's consolidated financial statements as of and for the year ended December 31, 2002, Grant Thornton LLP advised the Company's management and its Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within the Company's accounting function. The Company believes this resulted from continued cost cutting efforts, which resulted in the termination of various accounting personnel during 2002 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.


ITEM 15. PRINCIPAL ACCOUNTANTS FEES

         Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual financial statements for the years ending December 31, 2002 and 2001 and the review of the financial statements included in the Company's Form 10-Qs for those years were $51,090 and $61,500.

         Audit-Related Fees. There were no fees charged during 2002 and 2001 for audit-related services.

         Tax Fees. The aggregate fees for tax compliance, tax advice, and tax planning provided in 2002 and 2001 by Grant Thornton LLP were $15,800 and $25,026.

     All Other Fees. During 2002 and 2001, Grant Thornton LLP did not provide any other products or services.

         The Audit Committee does not believe that the provision of the non-audit services to be incompatible with maintaining the independence of Grant Thornton.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

         The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

     Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

           2.  Financial Statement Schedules

The following financial statement schedule of Simtrol, Inc. for the years ended December 31, 2002, 2001 and 2000 is included pursuant to Item 8:

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

     *10.18 Warrant Agreement dated September 30, 1999 issued to Registrant by
          Videoconferencing Systems, n.v. (1999 10-K/A)


     *10.19 Form of Subscription Agreement used in connection with Registrant's private placement that closed March 2000 (1999 10-K/A)

     *10.20 Purchase Agreement among PentaStar Communications, Inc., OC Mergerco
          4, Inc. and the Registrant dated February 18, 2000 (2000 Proxy Statement)

     *10.21 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001

     *10.22 ACIS Technology License Agreement between ACIS, Inc. and the
          Registrant dated September 27,2001

     *10.23 Promissory Note dated November 9, 2001 by and between Simtrol, Inc.
          and Larry Carr

     *10.24 Promissory Note dated November 9, 2001 by and between Simtrol, Inc.
          and Edward S. Redstone

     *21.1 Subsidiaries of the Registrant (1996 10-K)

     23.1 Consent of Grant Thornton LLP

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard W. Egan, the President and Chief Executive Officer of Simtrol, Inc. on June X, 2003.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Stephen Samp, the Chief Financial Officer of Simtrol, Inc. on June X, 2003.

     99.3 Code of Business Conduct and Ethics

(b) Reports on Form 8-K.

           There were no reports on Form 8-K filed during the quarter ended December 31, 2002. .

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIMTROL, INC.


                          By:  /s/ Richard W. Egan
                            ---------------------------------------------------
Date:  June 20, 2003              Richard W. Egan, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

    Signature                                        Title                              Date


  /s/ Larry M. Carr                                  Chairman of the Board              June 20, 2003
  ------------------------------------------
     Larry M. Carr


  /s/ Richard W. Egan                                Chief Executive Officer            June 20, 2003
  ------------------------------------------
      Richard W. Egan


  /s/ Stephen N. Samp                                Chief Financial Officer            June 20, 2003
  ------------------------------------------
      Stephen N. Samp                                (Principal Financial and
                                                     Accounting Officer)

  /s/ Dallas S. Clement                              Director                           June 20, 2003
  ------------------------------------------
      Dallas S. Clement


  /s/ Julia B. North                                 Director                           June 20, 2003
  ------------------------------------------
      Julia B. North


  /s/ Edward S. Redstone                             Director                           June 20, 2003
  ------------------------------------------
      Edward S. Redstone


CERTIFICATIONS OF PERIODIC REPORT
 PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Richard W. Egan, certify that:

1. I have reviewed this annual report on Form 10-K of Simtrol, Inc. ("Registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  June 20, 2003

                                        /s/  Richard W. Egan
                                        ------------------------------------
                                        Richard W. Egan, Chief Executive Officer


I, Stephen N. Samp, certify that:

1. I have reviewed this annual report on Form 10-K of Simtrol, Inc. ("Registrant"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  June 20, 2003

                                        /s/  Stephen N. Samp
                                        ------------------------------------
                                        Stephen N. Samp, Chief Financial Officer


Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Simtrol, Inc.

We hereby consent to the incorporation by reference of our reports dated May 16, 2003, appearing in your Annual Report on Form 10-K for the year ended December 31, 2002, in the Company's previously filed Registration Statements, file numbers 33-44036, 33-44035, 33-55094, 33-56856, 33-72512, 33-81314, 333-728,
33-85754, 333-15123, 333-18237, 333-18239, 333-30597, 333-44407, 333-48635, and
333-83035, 333-87561, and 333-35578.




Atlanta, Georgia
June 20, 2003

Exhibit 99.1

CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the annual report on Form 10-K of Simtrol, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Richard W. Egan, the President and Chief Executive Officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on June 20, 2003.


                                 /s/  Richard W. Egan
                                 -------------------
                                 Richard W. Egan
                                 President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION

                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and in connection with the quarterly report on Form 10-Q of Simtrol, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Stephen Samp, the Chief Financial Officer of the Company, hereby certifies that (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This Certification is signed on June 20, 2003.

                                  /s/  Stephen Samp
                                  -----------------
                                  Stephen Samp
                                  Chief Financial Officer


Exhibit 99.3

                       CODE OF BUSINESS CONDUCT AND ETHICS

Introduction

This Code of Business Conduct and Ethics covers a wide range of business practices and procedures. It does not cover every issue that may arise, but it sets out basic principles to guide all employees of Simtrol, Inc. (the "Company"). All of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. This Code should also be provided to and followed by the Company's agents and representatives, including consultants.

If a law conflicts with a policy in this Code, you must comply with the law; however, if a local custom or policy conflicts with this Code, you must comply with the Code. If you have any questions about these conflicts, you should ask your supervisor how to handle the situation.

Those who violate the standards in this Code will be subject to disciplinary action. If you are in a situation that you believe may violate or lead to a violation of this Code, follow the guidelines described in Section 16 of this Code.

1.       Compliance with Laws, Rules and Regulations

Obeying the law, both in letter and in spirit, is the foundation on which the Company's ethical standards are built. All employees must respect and obey the laws, rules and regulations of the cities, states and countries in which we operate. Although not all employees are expected to know the details of these laws, it is important to know enough to determine when to seek advice from supervisors, managers or other appropriate personnel.
The Company holds information and training sessions to promote compliance with laws, rules and regulations, including insider-trading laws.

2.       Conflicts of Interest

A "conflict of interest" exists when a person's private interest interferes in any way with the interests of the Company. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer or director, or members of his or her family, receives improper personal benefits as a result of his or her position in the Company. Loans to, or guarantees of obligations of, employees and their family members may create conflicts of interest.

It is almost always a conflict of interest for a Company employee to work simultaneously for a competitor, customer or supplier. You are not allowed to work for a competitor as a consultant or board member. You should avoid any direct or indirect business connection with our customers, suppliers or competitors, except on our behalf. Under no circumstances is an employee to deal directly or indirectly with the Company except with the prior approval of the Company's Chief Executive Officer, given after full disclosure of all the circumstances.
Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Board of Directors. Conflicts of interest may not always be clear-cut, so if you have a question, you should consult with higher levels of management. Any employee, officer or director who becomes aware of a conflict or potential conflict should bring it to the attention of the Company's Chief Financial Officer and consult the procedures described in Section 16 of this Code.

Officers and certain other employees of the Company may be required to submit an annual statement disclosing actual and potential conflicts of interest.

3.       Insider Trading

Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of our business. All non-public information about the Company should be considered confidential information. To use non-public information for personal financial benefit or to "tip" others who might make an investment decision on the basis of this information is not only unethical but also illegal. If you have any questions, please consult the Company's Chief Financial Officer.

4.       Corporate Opportunities

Employees, officers and directors are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of the Board of Directors. No employee may use corporate property, information, or position for improper personal gain, and no employee may compete with the Company directly or indirectly. Employees, officers and directors owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises. Without limiting the generality of the foregoing, employees, officers and directors should avoid speculation or dealing in any kind of service or real or personal property in a market or during a period that the Company may be purchasing or dealing in services or property of the same or a similar kind.

5.       Competition and Fair Dealing

We seek to outperform our competition fairly and honestly. We seek competitive advantages through superior performance, never through unethical or illegal business practices. Stealing proprietary information, possessing trade secret information that was obtained without the owner's consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each employee should endeavor to respect the rights of and deal fairly with the Company's customers, suppliers, competitors and employees. No employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

To maintain the Company's valuable reputation, compliance with our quality processes and safety requirements is essential. In the context of ethics, quality requires that our products and services be designed and manufactured to meet our obligations to customers. All inspection and testing documents must be handled in accordance with all applicable regulations.

The purpose of business entertainment and gifts in a commercial setting is to create good will and sound working relationships, not to gain unfair advantage with customers. No gift or entertainment should ever be offered, given, provided or accepted by any Company employee, family member of an employee or agent unless it: (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff and (5) does not violate any laws or regulations. Please discuss with your supervisor any gifts or proposed gifts that you are not certain are appropriate.

6.       Employment Relationship

The diversity of the Company's employees is a tremendous asset. We are firmly committed to providing equal opportunity in all aspects of employment and will not tolerate any illegal discrimination or harassment of any kind. Examples include derogatory comments based on racial or ethnic characteristics and unwelcome sexual advances.
Supervisors must be particularly sensitive to the maintenance of totally professional relations with subordinates. Undue pressures, no matter how subtle, which result in less than professional relations, must be avoided. Evidence of violation of the letter or spirit of this policy will result in appropriate disciplinary measures.

The Company is entitled to the full working time and energy of each of its full-time employees. Accordingly, working in any capacity (including self-employment) in or for any business activity outside the Company is prohibited, except with the prior approval of your supervisor given after full disclosure of all the circumstances. Special attention should be given to avoiding the conduct of any outside business during Company working hours, on Company premises, or in a manner that involves fellow employees during their Company working hours, and the solicitation of fellow employees (particularly subordinates, who could be especially vulnerable to what might be perceived as pressure from a supervisor) to participate in or with such business in any way, whether as a customer, employee, independent contractor, or otherwise.

7.         Health and Safety

The Company strives to provide each employee with a safe and healthful work environment. Each employee has responsibility for maintaining a safe and healthy workplace for all employees by following safety and health rules and practices and reporting accidents, injuries and unsafe equipment, practices or conditions.

Violence and threatening behavior are not permitted. Employees should report to work in condition to perform their duties, free from the influence of illegal drugs or alcohol. The use of illegal drugs in the workplace will not be tolerated.

8.        Record-Keeping

The Company requires honest and accurate recording and reporting of information in order to be able to make responsible business decisions and to be able to make full, fair, accurate, timely and understandable disclosure in the reports and documents the Company files with, or submits to, the Securities and Exchange Commission and in its other public communications. It is the Company's policy to make responsible business decisions and to make such disclosure.

All of the Company's books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the Company's transactions and must conform both to applicable legal requirements and to the Company's system of internal controls. Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable law or regulation.

Many employees regularly use business expense accounts, which must be documented and recorded accurately. If you are not sure whether a certain expense is legitimate, ask your supervisor or your controller. Rules and guidelines are available from the Accounting Department.

Business records and communications often become public, and we should avoid exaggeration, derogatory remarks, guesswork, or inappropriate characterizations of people and companies that can be misunderstood. This applies equally to e-mail, internal memos, and formal reports. Records should always be retained or destroyed according to the Company's record retention policies.

9.            Confidentiality

Employees must maintain the confidentiality of confidential information entrusted to them by the Company or its customers, except when Company Management authorizes disclosure or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. It also includes information that suppliers and customers have entrusted to us. The obligation to preserve confidential information continues even after employment ends.

10.            Protection and Proper Use of Company Assets

All employees should endeavor to protect the Company's assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company's profitability. Any suspected incident of fraud or theft should be immediately reported for investigation. Company equipment should not be used for non-Company business, though incidental personal use may be permitted.

The obligation of employees to protect the Company's assets includes its proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks, and copyrights, as well as business, marketing and service plans, engineering and manufacturing ideas, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information would violate Company policy. It could also be illegal and result in civil or even criminal penalties.

11.           Political Contributions

Contributions by the Company, directly or indirectly, to or on behalf of candidates for federal office are not permitted. Other political contributions are allowed only if permissible under applicable laws, rules and regulations, as determined by the Company's Chief Financial Officer after consultation with legal counsel, and only if approved in writing by the Company's President.

12.           Payments to Government Personnel

The U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. It is strictly prohibited to make illegal payments to government officials of any country.

In addition, the U.S. government has a number of laws and regulations regarding business gratuities that may be accepted by U.S. government personnel. The promise, offer or delivery to an official or employee of the U.S. government of a gift, favor or other gratuity in violation of these rules would not only violate Company policy but could also be a criminal offense. State and local governments, as well as foreign governments, may have similar rules. The Company's Chief Financial Officer can provide guidance to you in this area.

13.      Waivers of the Code of Business Conduct and Ethics


Any waiver of this Code for executive officers or directors may be made only by the Board or a Board committee and will be promptly disclosed as required by applicable law, rule or regulation, including stock exchange regulation.

14.      Reporting any Illegal or Unethical Behavior

Employees are encouraged to talk to supervisors, managers or other appropriate personnel about observed illegal or unethical behavior and when in doubt about the best course of action in a particular situation. Violations of this Code should be reported promptly to the Company's Chief Financial Officer. It is the policy of the Company not to allow retaliation for reports of misconduct by others made in good faith by employees. Employees are expected to cooperate in internal investigations of misconduct.

Additionally, the Company's senior management should always be informed of matters that might appear to risk damage to the Company's reputation, as well as its financial condition or profitability.

15.          Annual Statement

Officers and certain other employees of the Company may be required to submit an annual statement disclosing actual and potential conflicts of interest and including the following affirmation:

"I have examined and understand the Company's Code of Business Conduct and Ethics (the "Code"). I undertake to report promptly, in accordance with the Code, any circumstances in the Company's business or operations that may involve a violation of any applicable law, rule or regulation and any other circumstances that may involve a violation of the Code. I confirm that I do not know of any such circumstances not previously reported."

16.      Compliance Procedures

We must all work to ensure prompt and consistent action against violations of this Code. However, in some situations it is difficult to know right from wrong. Since we cannot anticipate every situation that will arise, it is important that we have a way to approach a new question or problem. These are the steps to keep in mind:

o Make sure you have all the facts. In order to reach the right solutions, we must be as fully informed as possible.

     - Ask yourself: What specifically am I being asked to do? Does it seem unethical or improper? This will enable you to focus on the specific question you are faced with, and the alternatives you have. Use your judgment and common sense; if something seems unethical or improper, it probably is.

     - Clarify your responsibility and role. In most situations, there is shared responsibility. Are your colleagues informed? It may help to get others involved and discuss the problem.

     - Discuss the problem with your supervisor. This is the basic guidance for all situations. In many cases, your supervisor will be more knowledgeable about the question, and will appreciate being brought into the decision-making process. Remember that it is your supervisor's responsibility to help solve problems.

     - Seek help from Company resources. In the rare case where it may not be appropriate to discuss an issue with your supervisor, or where you do not feel comfortable approaching your supervisor with your question, discuss it locally with your office manager or your Human Resources manager. If that also is not appropriate, contact the Chief Executive Officer of the Company.

     - You may report ethical violations in confidence and without fear of retaliation. If your situation requires that your identity be kept secret, your anonymity will be protected. The Company does not permit retaliation of any kind against employees for good faith reports of ethical violations.

     - Always ask first, act later. If you are unsure of what to do in any situation, seek guidance before you act.