Form 10QSB
period 2003-03-31
SIMTROL  INC
filed 2004-03-24
CIK 846775

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO _____

                         COMMISSION FILE NUMBER 1-10927

                                  SIMTROL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                           84-1104448
                 (STATE OF                        (I.R.S. EMPLOYER
               INCORPORATION)                    IDENTIFICATION NO.)


         2200 NORCROSS PARKWAY, SUITE 255
                 NORCROSS, GEORGIA                      30071
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (770) 242-7566
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES                                 NO X
                       ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          OUTSTANDING AT
   CLASS OF SECURITIES                                    FEBRUARY 29, 2004
   -------------------
COMMON STOCK, $.001 PAR VALUE                                23,367,226

Transitional Small Business Disclosure Format    YES               NO X
                                                    ---              ---


                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                          Quarter Ended March 31, 2003

                                      Index

                                                                                                 Page
PART I.        FINANCIAL INFORMATION

               Item 1.  Financial Statements (Unaudited):
                            Condensed Consolidated Balance Sheet as of
                            March 31, 2003.....................................................    3

                            Condensed Consolidated Statements of Operations for the
                            Three Months Ended March 31, 2003 and 2002.........................    4

                            Condensed Consolidated Statements of Cash Flows for the
                            Three Months Ended March 31, 2003 and 2002.........................    5

                            Notes to Condensed Consolidated Financial Statements ..............    6

               Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations................................   10

               Item 3. Controls and Procedures.................................................   13

PART II.       OTHER INFORMATION

               Item 2.  Changes in Securities and Purchases of Equity Securities...............   14

               Item 6.  Exhibits and Reports on Form 8-K.......................................   14



                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003

                                   (UNAUDITED)

                             ASSETS
  Current assets:
     Cash and cash equivalents                                        $          5,037
     Accounts receivable, net                                                   42,538
     Prepaid expenses and other current assets                                  20,169
                                                                      ----------------
           Total current assets                                                 67,744

Property and equipment, net                                                    127,196

Other assets:
     Software development costs, net                                           277,624
     Other long term assets                                                     11,187
                                                                      ----------------
                 Total assets                                         $        483,751
                                                                      ================

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  Current Liabilities:
     Current portion of long-term debt and short-term borrowings      $        126,235
     Convertible debt                                                          262,404
     Accounts payable                                                          915,677
     Accrued expenses                                                          446,002
     Deferred revenues                                                         107,922
                                                                      ----------------
           Total Current Liabilities                                         1,858,240

Long-term debt, less current portion                                           113,603

Commitments and contingencies

Stockholders' deficiency:
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 20,981,202 shares issued and outstanding             20,982
     Additional paid-in capital                                             59,199,123
     Accumulated deficiency                                                (60,708,197)
                                                                      ----------------
           Total stockholders' deficiency                                   (1,488,092)
                                                                      ----------------
                Total liabilities and stockholders' deficiency        $        483,751
                                                                      ================

See notes to condensed consolidated financial statements.


                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                            March 31,
                                                                       2003            2002
                                                                   -------------  -------------
Revenues:
  Software licenses                                                $      34,492  $     130,356
  Service                                                                115,813        255,194
                                                                   -------------  -------------
      Total revenues                                                     150,305        385,550
Cost of revenues
  Software licenses                                                       71,000         99,789
  Service                                                                 56,510        144,751
                                                                   -------------  -------------
      Total cost of revenues                                             127,510        244,540
                                                                   -------------  -------------
      Gross profit                                                        22,795        141,010

Operating expenses:
    Selling, general, and administrative                                 131,390        540,988
    Research and development                                             102,022        138,753
                                                                   -------------  -------------
Total operating expenses                                                 233,412        679,741

      Loss from operations                                              (210,617)      (538,731)

Other Expenses
  Other expense, primarily finance charges                               (59,973)      (159,670)
  Debt conversion expense                                               (431,599)             -
                                                                   -------------  -------------
Total other expenses                                                    (491,572)      (159,670)

      Net Loss                                                     $    (702,189) $    (698,401)
                                                                   =============  =============

Net loss per common share:
    Basic and Diluted                                              $       (0.03) $       (0.05)
Weighted average shares outstanding
    Basic and diluted                                                 20,100,617     15,242,341
                                                                   =============  =============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2003           2002
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $    (702,189) $    (698,401)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Loss in decline of market value of investments                        -         10,853
         Depreciation and amortization                                    89,669        137,725
         Interest expense-Deferred Financing Costs                        38,291         23,766
         Interest Expense-Non-cash beneficial conversion feature
         of convertible debt                                              41,688         71,349
         Debt conversion expense                                         431,599              -
         Changes in operating assets and liabilities:
             Accounts receivable                                          22,960        152,010

             Inventories                                                       -         (3,577)
             Prepaid expenses and other current assets                    39,170          8,066
             Accounts payable                                            (48,862)        55,033
             Accrued expenses                                             13,189        (63,847)
             Deferred revenues                                           (89,494)      (145,717)
                                                                   -------------  -------------
             Net cash used in operating activities                      (163,979)      (452,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash provided by investing activities                         -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) on short-term credit facilities                       (4,891)       (11,978)
     Proceeds from exercise of stock options                                   -          2,438

     Proceeds from convertible debt                                       30,000        405,000
     Deferred offering costs                                                   -        (15,000)
    Net proceeds from stock issuances                                    142,600              -
                                                                   -------------  -------------
             Net cash provided by financing activities                   167,709        380,460


Increase (decrease) in cash and cash equivalents                           3,730        (72,280)
Cash and cash equivalents, beginning of the period                         1,307         72,764
                                                                   -------------  -------------
Cash and cash equivalents, end of the period                       $       5,037  $         484
                                                                   =============  =============

Supplemental schedule of non-cash investing and financing activities:
    Issuance of stock warrants                                           $58,460       $193,747
                                                                         -------       --------
    Beneficial Conversion Feature of Convertible Debt                   $229,284        $64,993
                                                                        --------       --------
    Conversion of debt and accrued interest to common stock             $768,061              -
                                                                        --------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary in order to make the financial statements not misleading.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, which are included in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

NOTE 2 - GOING CONCERN UNCERTAINTY

As of March 31, 2003, the Company had cash and cash equivalents of $5,037. The Company does not have sufficient funds for the next twelve (12) months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 9) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SELECTED SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding stock options and warrants of 4,043,213 and 3,701,874 for 2003 and 2002 are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

Stock Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS 123. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2003          2002
                                                                       ========================
Net loss as reported                                                   ($702,189)     ($698,401)

Add: stock-based employee compensation expense
determined under the intrinsic value method                                    -              -
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                                   (68,122)       (78,306)

                                                                       ------------------------
Pro forma net loss                                                     ($770,311)     ($776,707)
                                                                       ========================

Net loss per share as reported-Basic and diluted                          ($0.03)        ($0.05)
Pro forma net loss per share- Basic and diluted                           ($0.04)        ($0.05)

Pro forma Information

The fair value for the fiscal 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions.

Assumptions                                             2003            2002
                                                    ----------------------------

Risk-free rate                                           4.00%          4.25%
Annual rate of dividends                                    0              0
Volatility                                                 86%            86%

Average life                                          7 years        7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

The following summarizes the stock option transactions for the three months ended March 31, 2003 and 2002:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                      Options          Price
                                                   ----------       --------

Options outstanding at January 1, 2002                919,331          $2.62
Granted                                                     -              -
Exercised                                                   -              -
Terminated                                           (17,420)          $2.69
                                                   ----------
Options outstanding at March 31, 2002                 901,911          $2.62
                                                   ==========

Options outstanding at January 1, 2003                974,500          $1.76
Granted                                                     -
Exercised                                                   -
Terminated                                                  -
                                                   ----------
Options outstanding at March 31, 2003                 974,500          $1.76
                                                   ==========

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SB's), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company implemented this standard effective January 1, 2003 with no material impact to the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the begriming of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product, Ongoer, and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $107,922 of deferred revenue at March 31, 2003.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - INVESTMENTS

The investment in equity securities consisted of 57,122 shares of PentaStar Communications, Inc. common stock, received in conjunction with the Company's sale of Eastern Telecom Inc. The investment in equity securities was accounted for as available-for-sale and was stated at fair market value with unrealized gains and losses on this investment included in the stockholders' deficiency section of the balance sheet. On April 1, 2002, PentaStar was placed into receivership. As a result, at March 31, 2002, the Company wrote off the remainder of the investment balance of $10,853, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as management determined that the decline in the market value of this investment represented an impairment that was other than temporary.

NOTE 6 - CONVERTIBLE DEBT

The Company issued a total of $30,000 and $405,000 of convertible debt ("Debt") to numerous private investors at various times during the three months ended March 31, 2003 and 2002, respectively. The Debt issued during the three months ended March 31, 2003 accrues interest at prime plus 1% (5.25% at March 31, 2003) and is convertible into common stock at a price of $0.24 per share. The Debt issued in the three months ended March 31, 2002 accrued interest at prime plus 1% and was due on December 31, 2002. In conjunction with the issuance of the Debt in 2002, the Company issued 405,000 common stock purchase warrants to the holders of the Debt. The Debt is convertible immediately into shares of common stock of the Company at the market price of the stock on the date of the issuance of the Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at the market price of the stock on the day the Debt was issued. On December 31, 2002 the Company extended the due date of the 2002 Debt until January 31, 2003 and as an inducement to convert, the conversion price of the Debt was adjusted to $0.24 per share and the warrants granted at the origination dates of the notes also had their exercise price adjusted to $0.24. As a result, the Company recognized approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002. In January 2003, $735,000 of the 2002 Debt plus accrued interest was converted into 3,204,083 shares of restricted common stock. Pursuant to Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt", a debt conversion expense of $431,599 was recorded to reflect the fair value of the additional shares that resulted from lowering the conversion price to $0.24.

In connection with the issuance of the Debt during the three months ended March 31, 2002, $116,588 of the Debt proceeds was allocated to the fair value of the warrants. These debt discounts were amortized to financing costs over the term of the Debt. For the three months ended March 31, 2002, $10,530 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value.

During 2001, the Company issued $400,000 of convertible debt to two stockholders ("2001 Debt"). The 2001 Debt accrues interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The 2001 Debt is convertible into shares of common stock of the Company at $0.49 per share. In conjunction with the issuance of the convertible debt, the Company issued 400,000 common stock purchase warrants to the holders of the 2001 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows:
100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the stockholders on February 7, 2002, $83,754 was estimated as the fair value of the warrants and was expensed over the remaining life of the debt. On February 7, 2002, the stockholders agreed to extend the due date of the loans until December 31, 2002 and no additional warrants were granted.

In connection with the issuance of the 2001 Debt, $120,977 of the debt proceeds was allocated to additional paid in capital to recognize the beneficial conversion feature of the debentures. This debt discount was amortized to financing costs over the original term of the debt.

On December 31, 2002 the Company extended the due date of the 2001 Debt until January 31, 2003 and as an inducement to convert, the conversion price was reduced to $0.24 per share. On January 31, 2003, the Company extended the due date until December 31, 2003. At January 31, 2003 the Company recorded a beneficial conversion feature in the amount of $229,284, to reflect the fair value of the additional shares that may be issued from lowering the conversion price. The beneficial conversion feature will accrete to interest expense over the extended life of the 2001 Debt. During the three months ended March 31, 2003, the Company recognized $41,688 of interest expense related to the beneficial conversion feature.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2003, the Company issued 594,167 shares of its common stock for gross proceeds of $142,600 ($0.24 per share), in a private placement to a limited number of accredited investors, including three members of the Company's Board. Offering costs were de minimis.

Subsequent to March 31, 2003, the Company issued 2,257,602 shares of its common stock for gross proceeds of $466,100 in private placements to a limited number of accredited investors, including three members of the Company's Board. The share prices ranged from $0.152 to $0.358 per share and were based on a fixed price of $0.24 for all purchases through June 30, 2003 and the average of the preceding five days closing prices prior to the purchases for all purchases subsequent to June 30, 2003.

NOTE 8- MAJOR CUSTOMERS

Revenue from four customers comprised approximately $107,852 (71%) of consolidated revenues for the three months ended March 31, 2003. At March 31, 2003, related accounts receivable from these companies comprised $42,538 (100%) of consolidated receivables.

Revenue from five customers comprised approximately $302,060 (78%) of consolidated revenues for the three months ended March 31, 2002.

NOTE 9 - SUBSEQUENT EVENT

On February 4, 2004, Simtrol, Inc., completed the sale of Convertible Notes with principal balance of $575,000, in a private placement to a limited number of accredited investors, including one Board member. The interest rate of the notes is 10% and the conversion price of the Notes is $0.20 per share for all principal and accrued interest. The due date of the notes is August 4, 2004 and the notes are convertible to restricted common stock at any time before that date.

The Company also issued warrants to the Noteholders to purchase an aggregate of 2,875,000 shares of restricted common stock. Each warrant enables the holder to purchase the same number of shares as the holder would receive upon conversion of the Convertible Note. In addition, Noteholders received warrants to purchase an aggregate of 5,750,000 shares of stock. Each warrant entitles the holder to purchase two shares of common stock for each share the holder would receive upon conversion of the Convertible Note, but the warrants may only be exercised in the event a holder actually elects to convert the Convertible Note into the Registrant's common stock. The exercise price of the warrants is $0.20 per share of common stock.

Offering costs totaled approximately $96,000. The proceeds of the offering will be used to fund current operational and overhead expenses of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. Notes to the condensed consolidated financial statements included in this report and the notes to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2002 should be read in conjunction with the consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements of Simtrol, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product Ongoer and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators.

o Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

o Impairments of Assets/Investments. We record impairment losses on assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

FINANCIAL CONDITION

During the quarter ended March 31, 2003, total assets decreased approximately 21% to $483,751 from $611,651 at December 31, 2002. This was primarily the result of a decrease in software development costs, net of $69,406, a decrease in accounts receivable of $22,960 and a decrease in our property and equipment, net of $20,263. Accounts receivable decreased due primarily to improved collections and software development costs and property and equipment decreased due to depreciation and amortization of previously capitalized amounts. There were no additions to these categories during the quarter ended March 31, 2003.

Current liabilities decreased by $1,034,954, or 36%, due primarily to the conversion of $735,000 of convertible debt and $33,061 of accrued interest on the debt to common stock during the three months ended March 31, 2003, as well as a decrease in deferred revenue of $89,494 during the period due to the recognition of revenue on our Omega maintenance contracts.

RESULTS OF OPERATIONS

REVENUES

Revenues were $150,305 and $385,550 for the three months ended March 31, 2003 and 2002, respectively. The 61% decrease for the three months ended March 31, 2003 was primarily due to a $139,381 reduction in revenues from our older Omega product line, as well as a decrease in Ongoer revenues of $95,864. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) product line. The lower Omega revenues were due mainly to the discontinuance of maintenance contracts by many of our customers. Our lower Ongoer sales were due mainly to the decrease in orders from our largest Ongoer customer, whose orders fell due to the declining business condition of their customer for the product.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $117,030, or 48%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due primarily to the 61% decrease in revenues noted above.

Gross margins were approximately 15% and 37% for the three months ended March 31, 2003 and 2002, respectively. The decrease resulted primarily from lower overall revenues and the amortization of capitalized software costs, equal to $69,406 in both periods, representing a larger percentage of revenues in the current year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $131,390 and $540,988 for the three months ended March 31, 2003 and 2002, respectively. The decrease in the three-month period ended March 31, 2003 compared to the similar period in 2002 resulted primarily from the consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs, including the move to our smaller office space in September 2002.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $102,022 and $138,753 for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, we did not capitalize any software development costs related to new products under development. The decrease in total research and development costs incurred resulted primarily from reductions in our research and development personnel from the prior year.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $59,973 and $159,670 for the three months ended March 31, 2003 and 2002 consisted primarily of finance charges associated with the Company's issuance of convertible debt since the fourth quarter 2001 to fund the company's operations. See note 6 to the condensed consolidated financial statements. The decrease in interest expense from prior year is due primarily to the conversion of a majority of the debt during the current quarter and the finance expenses associated with the warrants and beneficial conversion feature of the debt that was expensed through the debt's original due date of December 31, 2002.

DEBT CONVERSION EXPENSE

A debt conversion expense of $431,599 was recorded in the three months ended March 31, 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

NET LOSS

Net loss for the three months ended March 31, 2003 was $702,189 compared to a net loss of $698,401 for the three months ended March 31, 2002. The loss in the three months ended March 31, 2003 was due primarily to the debt conversion expense of $431,599 recorded in conjunction with the conversion of a majority of the Company's convertible debt in January 2003.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of March 31, 2003, we had cash and cash equivalents of $5,037. We do not have sufficient funds to meet our cash flow requirements for the next twelve (12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the completion of this quarterly report. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2002 and 2001.

We used $163,979 in cash from operating activities in the three months ended March 31, 2003, primarily due to our loss of $702,189, which included a debt conversion expense of $431,599 and depreciation and amortization of $89,669. The decrease in cash used from the three months ended March 31, 2002 of $452,740 was due mainly to the reduced operations of the Company. The majority of the loss during the current year was due to debt conversion expense of $431,599. There was no cash used in investing activities for the three months ended March 31, 2003 or the three months ended March 31, 2002. Cash provided by financing activities in the three months ended March 31, 2003 of $167,709 consisted primarily of $142,600 of proceeds from the issuance of restricted common stock and $30,000 of convertible debt. Cash provided by financing activities of $380,460 in the three months ended March 31, 2002 consisted primarily of $405,000 of convertible debt issued during the period.

We will require additional funding during the remainder of fiscal 2003 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2003. The Company has also used, rather than provided, cash in its operations for the three months ended March 31, 2003.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet its financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In response to the matters described in the preceding paragraphs, we are currently in the process of attempting to secure additional equity and debt financing.

We expect to spend less than $5,000 for capital expenditures in the remainder of fiscal 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

In connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2002, Grant Thornton LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within our accounting function. We believe this resulted from continued cost cutting efforts, which resulted in the termination of various accounting personnel during 2002 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2003, we issued 594,167 shares of our common stock for gross proceeds of $142,600 ($0.24 per share), in a private placement to a limited number of accredited investors, including three of our directors. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SIMTROL, INC.

Date:    March 24, 2004                            /s/ Richard W. Egan
                                                   -----------------------------
                                                   Chief Executive Officer
                                                   (Principal executive officer)


                                                   /s/ Stephen N. Samp
                                                   -----------------------------
                                                   Chief Financial Officer
                                                   (Principal financial and
                                                   accounting officer)