Form 10QSB
period 2003-06-30
SIMTROL  INC
filed 2004-03-24
CIK 846775

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                     YES                        NO    X
                        ---                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            OUTSTANDING AT
           CLASS OF SECURITIES                             FEBRUARY 29, 2004

COMMON STOCK, $.001 PAR VALUE                                  23,367,226

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                           Quarter Ended June 30, 2003

                                      Index


                                                                                                                 Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheet as of
                       June 30, 2003......................................................                         3

                       Condensed Consolidated Statements of Operations for the
                       Three and Six Months Ended June 30, 2003 and 2002..................                         4

                       Condensed Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 2003 and 2002............................                         5

                       Notes to Condensed Consolidated Financial Statements ..............                         6

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................................                        11

          Item 3.  Controls and Procedures................................................                        14

PART II.  OTHER INFORMATION

          Item 2. Changes in Securities and Purchases of Equity Securities................                        15

          Item 6.  Exhibits and Reports on Form 8-K ......................................                        15


                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,
                             ASSETS                                       2003
                                                                          ----
Current assets:
     Cash and cash equivalents                                       $     14,415
     Accounts receivable, net                                             117,065
     Prepaid expenses and other current assets                             13,446
                                                                     ------------
           Total current assets                                           144,926

Property and equipment, net                                               107,541

Other assets:
     Software development costs, net                                      208,218
     Other long term assets                                                11,187
                                                                     ------------
                 Total assets                                        $    471,872
                                                                     ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Current portion of long-term debt and short-term borrowings     $    144,172
     Convertible debt                                                     324,936
     Accounts payable                                                     918,277
     Accrued expenses                                                     475,798
     Deferred revenues                                                    103,131
                                                                     ------------
           Total Current Liabilities                                    1,966,314

Long-term debt, less current portion                                       95,666

Commitments and contingencies

Stockholders' deficiency:
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 21,829,535 shares issued
          and outstanding                                                  21,830
     Additional paid-in capital                                        59,401,875
     Accumulated deficiency                                           (61,013,813)
                                                                     ------------
                 Total stockholders' deficiency                        (1,590,108)
                                                                     ------------
                Total liabilities and stockholders' deficiency       $    471,872
                                                                     ============

See notes to condensed consolidated financial statements

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30                              JUNE 30
                                                              ------------------------------  ------------------------------------
                                                                 2003              2002                2003               2002
                                                             ------------       ------------       ------------       ------------
Revenues:
  Software licenses                                          $     47,025       $    111,364       $     81,518       $    241,720
  Service                                                          91,290            263,134            207,102            518,328
                                                             ------------       ------------       ------------       ------------
      Total revenues                                              138,315            374,498            288,620            760,048
Cost of revenues
  Software licenses                                                72,950             95,666            143,950            195,455
  Service                                                          14,387            146,709             70,897            291,460
                                                             ------------       ------------       ------------       ------------
      Total cost of revenues                                       87,337            242,375            214,847            486,915
                                                             ------------       ------------       ------------       ------------
      Gross profit                                                 50,978            132,123             73,773            273,133

Operating expenses:
    Selling, general, and administrative                          177,640            531,912            309,029          1,072,900
    Research and development                                      101,972            130,838            203,995            269,594
                                                             ------------       ------------       ------------       ------------
Total operating expenses                                          279,612            662,750            513,024          1,342,494

        Loss from operations                                     (228,634)          (530,627)          (439,251)        (1,069,361)

Other Expenses
Other expense, primarily finance charges                          (76,982)          (118,114)          (136,955)          (277,784)
Debt conversion expense                                              --                 --             (431,599)              --
                                                             ------------       ------------       ------------       ------------
Total other expenses                                              (76,982)          (118,114)          (568,554)          (277,784)

Loss before extraordinary item                                   (305,616)          (648,741)        (1,007,805)        (1,347,145)

Extraordinary gain from extinguishment of debt, net of tax           --              148,915               --              148,915
                                                             ------------       ------------       ------------       ------------

        Net loss                                             $   (305,616)      $   (499,826)      $ (1,007,805)      $ (1,198,230)
                                                             ============       ============       ============       ============

Net loss per common share, Basic and Diluted:
       Loss before extraordinary item                        $      (0.01)      $      (0.04)      $      (0.05)      $      (0.09)
            Extraordinary gain                                       --                 0.01               --                 0.01
                                                             ------------       ------------       ------------       ------------
            Net loss per share                               $      (0.01)      $      (0.03)      $      (0.05)      $      (0.08)
                                                             ============       ============       ============       ============

Weighted shares outstanding
    Basic and diluted                                          21,394,549         15,369,970         20,751,157         15,306,337
                                                             ============       ============       ============       ============


See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ----------------------------
                                                                             2003              2002
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $(1,007,805)     $(1,198,230)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Loss in decline of market value of investments                           -             10,853
         Depreciation and amortization                                        178,730          219,891
         Interest expense-Deferred Financing Costs                             45,014           91,953
         Interest Expense-Non-cash beneficial conversion feature
      of
      convertible debt                                                        104,220           90,941
         Debt extinguishment                                                      -           (148,915)
         Debt conversion expense                                              431,599              -
         Changes in operating assets and liabilities:
             Accounts receivable                                              (51,567)         124,335
             Inventories                                                          -            (16,310)
             Prepaid expenses and other current assets                         39,170           13,488
             Accounts payable                                                 (46,262)         142,585
             Accrued expenses                                                  42,985          (19,788)
             Deferred revenues                                                (94,285)        (196,871)
                                                                          -----------      -----------
             Net cash used in operating activities                           (358,201)        (886,068)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash provided by  investing activities                           -                -
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net (payments) on short-term credit facilities                            (4,891)         (18,893)
     Proceeds from exercise of stock options                                      -              2,438
     Proceeds from convertible debt                                            30,000          750,000
     Net proceeds from stock issuances                                        346,200          225,400
                                                                          -----------      -----------
             Net cash provided by financing activities                        371,309          958,945
                                                                          -----------      -----------


Increase in cash and cash equivalents                                          13,108           72,877
Cash and cash equivalents, beginning of the period                              1,307           72,764
                                                                          -----------      -----------
Cash and cash equivalents, end of the period                              $    14,415      $   145,641
                                                                          ===========      ===========
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants                                                $    58,460      $   239,607
                                                                          -----------      -----------
Beneficial conversion feature of convertible debt                         $   229,284      $    64,993
                                                                          -----------      -----------
Conversion of debt and accrued interest to common stock                   $   768,061      $         -
                                                                          -----------      -----------

See notes to condensed consolidated financial statements

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, which are included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2 - GOING CONCERN UNCERTAINTY

As of June 30, 2003, the Company had cash and cash equivalents of $14,415. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 9) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

Loss Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding stock options and warrants of 4,313,963 and 4,134,804 for 2003 and 2002 are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

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

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                          June 30,
                                                           --------------------------------------------------------------------
                                                                 2003             2002             2003              2002
                                                           ---------------------------------------------------------------------
Net loss as reported                                             ($305,616)       ($499,826)      ($1,007,805)     ($1,198,230)

Add: stock-based employee compensation expense
determined under the intrinsic value method                              -                -                 -                -
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                             (22,827)         (70,195)          (90,949)        (148,501)

                                                           ---------------------------------------------------------------------
Pro forma net loss                                               ($328,443)       ($570,021)      ($1,098,754)     ($1,346,731)
                                                           =====================================================================

Net loss per share as reported-Basic and diluted                    ($0.01)          ($0.03)           ($0.05)          ($0.08)
Pro forma net loss per share- Basic and diluted                     ($0.02)          ($0.04)           ($0.05)          ($0.09)

Pro forma Information

The fair value for the fiscal 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions.

Assumptions                                                            2003                      2002
                                                  ----------------------------------------------------
Risk-free rate                                                         4.00                      4.25
Annual rate of dividends                                                  0                         0
Volatility                                                              86%                       86%

Average life                                                              7                         7

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

The following summarizes the stock option transactions for the six months ended June 30, 2003 and 2002:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                                Weighted
                                                                                                                 Average
                                                                                                                Exercise
                                                                                       Options                     Price
                                                                                       -------                  --------
Options outstanding at January 1, 2002                                                 919,331                     $2.62
Granted                                                                                196,500                     $0.48
Exercised                                                                                    -                         -
Terminated                                                                           (125,990)                     $3.88
                                                                         ----------------------
Options outstanding at June 30, 2002                                                   989,841                     $2.03
                                                                         ======================

Options outstanding at January 1, 2003                                                 974,500                     $1.76
Granted                                                                                      -                         -
Exercised                                                                                    -                         -
Terminated                                                                             (4,250)                     $0.23
                                                                         ----------------------
Options outstanding at June 30, 2003                                                   970,250                     $1.76
                                                                         ======================
=========================================================================================================================


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

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which is effective for contracts entered into or modified after June 30, 2003. SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The effect of the adoption of this new accounting pronouncement on Company's financial statements has not been significant.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both

Liabilities and Equity" ("SFAS 150"), which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

Revenue Recognition

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product Ongoer and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $103,131 of deferred revenue at June 30, 2003.

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

NOTE 6 - CONVERTIBLE DEBT

The Company issued $30,000 of convertible debt ("Debt") to two of its directors during the six months ended June 30, 2003. The Debt accrued interest at prime plus 1% (5.00% at June 30, 2003) and is convertible into restricted common stock at a price of $0.24 per share. The principal and interest amounts were converted into 128,421 shares of restricted common stock on July 22, 2003.

The Company also issued a total of $750,000 of convertible debt ("2002 Debt") to numerous private investors, including four members of the Board of Directors, at various times during the six months ended June 30, 2002. The 2002 Debt accrued interest at prime rate plus 1% and was due on December 31, 2002. In conjunction with the issuance of the 2002 Debt, the Company issued 750,000 common stock purchase warrants to the holders of the 2002 Debt. The 2002 Debt was convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the Company's traded common stock on the date of the issuances of the 2002 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices originally ranging from $0.47 to $0.79 per share, the market price of the company's traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company. On December 31, 2002, the Company extended the due date of the 2001 Debt and 2002 Debt until January 31, 2003, and as an inducement to convert, the conversion price of the Debt was adjusted to $0.24 per share and the warrants granted at the origination dates of the notes also had their exercise prices adjusted to $0.24. As a result, the Company will recognize approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002. In January 2003, $735,000 of the 2002 Debt plus accrued interest was converted into 3,204,083 shares of restricted common stock. Pursuant to Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt", a debt conversion expense of $431,599 was recorded to reflect the fair value of the additional shares that resulted from lowering the conversion price to $0.24.

In connection with the issuance of the 2002 Debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion feature of the notes. These debt discounts are to be amortized to financing costs over the term of the debt. For the six months ended June 30, 2002, $224,030 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value.

During 2001, the Company issued $400,000 of convertible debt to two stockholders ("2001 Debt"). The 2001 Debt accrues interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The 2001 Debt is convertible into shares of common stock of the Company at $0.49 per share. In conjunction with the issuance of the 2001 debt, the Company issued 400,000 common stock purchase warrants to the holders of the 2001 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the 2001 debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the 2001 debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the stockholders on February 7, 2002, $83,754 was estimated as the fair value of the warrants and was expensed over the remaining life of the debt. On February 7, 2002, the stockholders agreed to extend the due date of the loans until December 31, 2002 and no additional warrants were granted.

In connection with the issuance of the 2001 Debt, $120,977 of the debt proceeds was allocated to additional paid in capital to recognize the beneficial conversion feature of the debentures. This debt discount was amortized to financing costs over the term of the debt. For the six months ended June 30, 2002, $65,564 was expensed as financing costs relating to the amortization of the beneficial conversion feature.

On December 31, 2002 the Company extended the due date of the 2001 Debt until January 31, 2003 and as an inducement to convert, the conversion price was reduced to $0.24 per share. On January 31, 2003, the Company extended the due date until December 31, 2003. At January 31, 2003 the Company recorded a beneficial conversion feature in the amount of $229,284, to reflect the fair value of the additional shares that may be issued from lowering the conversion price. The beneficial conversion feature will accrete to interest expense over the extended life of the 2001 Debt. During the three and six months ended June 30, 2003, the Company recognized $62,532 and $104,220, respectively, of interest expense related to the beneficial conversion feature.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2003, the Company issued 594,167 shares of its common stock for gross proceeds of $142,600 ($0.24 per share), in a private placement to a limited number of accredited investors, including three members of the Company's Board. Offering costs were de minimis.

During the three months ended June 30, 2003 the Company issued 848,333 shares of its common stock for gross proceeds of $203,600 ($0.24 per share), in a private placement to a limited number of accredited investors, including three members of the Company's Board. Offering costs were de minimis.

Subsequent to June 30, 2003, the Company issued 1,409,269 shares of its common stock for gross proceeds of $262,500 in a private placement stock to a limited number of accredited investors, including three members of the Company's Board. The share prices ranged from $0.152 to $0.358 per share and were based on the average of the preceding five days closing prices prior to the purchases.

NOTE 8- MAJOR CUSTOMERS

Revenue from five customers comprised approximately $211,860 (73%) of consolidated revenues for the six months ended June 30, 2003. At June 30, 2003, related accounts receivable from these companies comprised $109,970 (94%) of consolidated receivables.

Revenue from five customers comprised approximately $558,006 (73%) of consolidated revenues for the six months ended June 30, 2002.

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

FINANCIAL CONDITION

During the six months ended June 30, 2003, total assets decreased approximately 23% to $471,872 from $611,651 at December 31, 2002. This was primarily the result of a decrease in software development costs, net of $138,812, and a decrease in our property and equipment, net of $39,918. Software development costs and property and equipment decreased due to amortization and depreciation of previously capitalized amounts. There were no additions to these categories during the six months ended June 30, 2003.

Current liabilities decreased $926,880 or 32%, due primarily to the conversion of $735,000 of convertible debt and $33,061 of accrued interest on the debt to common stock during the six months ended June 30, 2003, as well as a decrease in deferred revenue of $94,285 during the period due to the recognition of the revenue on our Omega maintenance contracts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Revenues were $138,315 and $374,498 for the three months ended June 30, 2003 and 2002, respectively. The 63.1% decrease for the three months ended June 30, 2003 was primarily due to a reduction in revenues associated with our older Omega product line as most of our maintenance customers discontinued maintenance at the end of 2002. Omega revenues of $91,290 for the three months ended June 30, 2003 represented a decrease of $171,844 compared to the three months ended June 30, 2002. Our Ongoer revenues of $47,025 for the three months ended June 30, 2003 were a decrease of $64,339 compared to the three months ended June 30, 2002, due mainly to the decrease in orders from our largest Ongoer customer, whose orders fell due to the declining business condition of their customer.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $155,038, or 64%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due primarily to the decrease in revenue of 63% described above.

Gross margins were approximately 37% and 35% for the three months ended June 30, 2003 and 2002, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $177,640 and $531,912 for the three months ended June 30, 2003 and 2002, respectively. The decrease in the three-month period ended June 30, 2003 compared to the similar period in 2002 resulted primarily from the consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs, including our move to a significantly smaller office space in September 2002.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. Research and development costs expensed decreased to $101,972 in the three months ended June 30, 2003 versus $130,838 in the three months ended June 30, 2002 due primarily to reductions in our research and development personnel during 2002.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $76,982 for the three months ended June 30, 2003 consisted primarily of interest charges associated with our previous issuance of convertible debt and amortization of previously capitalized finance charges for the extension of convertible debt originally due on December 31, 2002. See note 6 to the condensed consolidated financial statements. Expense in the prior year consisted primarily of finance charges including warrant value and beneficial conversion features associated with the original issuance of convertible debt during the fourth quarter 2001 and the first six months of 2002.

NET LOSS

Net loss for the three months ended June 30, 2003 was $305,616 compared to a net loss of $499,826 for the three months ended June 30, 2002. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year as well as lower financing costs as a majority of our convertible debt was converted to restricted common stock in January 2003.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

Revenues were $288,620 and $760,048 for the six months ended June 30, 2003 and 2002, respectively. The 62% decrease for the six months ended June 30, 2003 was primarily due to a reduction in service revenues associated with our older Omega product line as a majority of our customers discontinued their service contracts at the end of 2002. Revenues for our Ongoer software decreased to $81,518 for the six months ended June 30, 2003 from $241,720 during the six months ended June 30, 2002 as orders from our largest customer decreased due to business conditions of their customer for the product. Revenues for Omega were $207,102 for the six months ended June 30, 2003 compared to $518,328 for the six months ended June 30, 2002. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) product line, which began shipping in April 2001.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $272,068, or 56%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 due primarily to the decrease in revenues during the period of 62% described above.

Gross margins were approximately 26% and 36% for the six months ended June 30, 2003 and 2002, respectively. The decrease from prior year was due primarily to the periodic charge for amortization of capitalized software development costs representing a greater percentage of revenues during the current year as revenues declined as described above.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $309,029 and $1,072,900 for the six months ended June 30, 2003 and 2002, respectively. The decrease in the six months ended June 30, 2003 compared to the similar period in 2002 resulted primarily from the consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $138,812 for the six months ended June 30, 2003 and 2002, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $203,995 in the six months ended June 30, 2003 from $269,594 in the six months ended June 30, 2002 due primarily to reductions in our research and development personnel from the prior year.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $136,955 for the six months ended June 30, 2003 consisted primarily of finance charges associated with our issuance of convertible debt during previous fiscal years. A majority of our convertible debt was converted to restricted common stock in January 2003. Other expense, primarily finance charges of $277,784 in the six months ended June 30, 2002 consisted primarily of the amortization of the warrant value and the beneficial conversion feature of the convertible debt issued during the fourth quarter 2001 and the six months ended June 30, 2002. See note 6 to the financial statements.

DEBT CONVERSION EXPENSE

A debt conversion expense of $431,599 was recorded in the three months ended March 31, 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

NET LOSS

Net loss for the six months ended June 30, 2003 was $1,007,805 compared to a net loss of $1,198,230 for the six months ended June 30, 2002. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year. Approximately half the net loss in the current year is due to the debt conversion expense recorded in January 2003 in conjunction with the conversion a majority of our convertible debt into restricted common shares at that time.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of June 30, 2003, we had cash and cash equivalents of $14,415. We do not have sufficient funds for the next twelve (12) months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the completion of our annual audit report for 2002, our quarterly report for March 31, 2003 and this report. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2002 and 2001.

We used $358,201 in cash from operating activities in the six months ended June 30, 2003, primarily due to our loss of $1,007,805, which included debt conversion expense of $431,599 and depreciation and amortization of $178,730. The decrease in cash used from the six months ended June 30, 2003 of $886,068 was due primarily to the lower net loss that resulted in the current year from our reduced operations. There was no cash used in investing activities for the six months ended June 30, 2003 or the six months ended June 30, 2002. Cash provided by financing activities in the six months ended June 30, 2003 of $371,309 consisted primarily of $346,200 of proceeds from the issuance of restricted common stock and $30,000 of convertible debt. Cash provided by financing activities of $958,945 in the six months ended June 30, 2002 consisted primarily of $750,000 of convertible debt and $225,400 of restricted common stock, net of costs, issued during the period. We have relied on a combination of investments of convertible debt and common stock from private investors, including four members of the Board of Directors, to fund operations since November 2001.

We will require additional funding during the remainder of fiscal 2003 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2003. We have also used, rather than provided, cash in its operations for the six months ended June 30, 2003.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operation, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In response to the matters described in the preceding paragraphs, our management is currently in the process of attempting to secure additional equity and debt financing.

We expect to spend less than $5,000 for capital expenditures in the remainder of 2003.

In June 2002, we exchanged a warrant to purchase 19% of Glovicom for a $64,565 reduction of our outstanding payable to Glovicom. The gain on the exchange of the warrant was recorded as extraordinary income.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and market our new Ongoer product line and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-QSB.

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

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2003, we issued 848,333 shares of our common stock for gross proceeds of $203,600 ($0.24 per share), in a private placement to a limited number of accredited investors, including three of our directors. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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




                                   SIMTROL, INC.

Date:    March 24, 2004            /s/ Richard W. Egan
                                   -------------------------------------
                                   Chief Executive Officer
                                   (Principal executive officer)

                                   /s/ Stephen N. Samp
                                   -----------------------
                                   Chief Financial Officer
                                  (Principal financial and accounting officer)