Form 10QSB
period 2003-09-30
SIMTROL  INC
filed 2004-03-24
CIK 846775

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                        Quarter Ended September 30, 2003

                                      Index

                                                                                         Page
                                                                                         ----
 PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements (Unaudited):

                   Condensed Consolidated Balance Sheet as of
                   September 30, 2003.................................................     3

                   Condensed Consolidated Statements of Operations for the
                   Three and Nine Months Ended September 30, 2003 and 2002............     4

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2003 and 2002......................     5

                   Notes to Condensed Consolidated Financial Statements ..............     6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................    10

          Item 3.  Controls and Procedures............................................    15

 PART II. OTHER INFORMATION

          Item 2.  Changes in Securities and Purchases of Equity Securities...........    16

          Item 6.  Exhibits and Reports on Form 8-K...................................    16

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                             ASSETS
  Current assets:
     Cash and cash equivalents                                        $      12,157
     Accounts receivable, net                                                66,716
     Prepaid expenses and other current assets                               10,406
                                                                      -------------
           Total current assets                                              89,279

Property and equipment, net                                                  90,453

Other assets:
     Software development costs, net                                        138,812
     Other long term assets                                                  11,187
                                                                      -------------
                 Total assets                                         $     329,731
                                                                      =============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  Current Liabilities:
     Current portion of long-term debt and short-term borrowings      $     162,110
     Convertible debt                                                       357,468
     Accounts payable                                                       887,632
     Accrued expenses                                                       526,084
     Deferred revenues                                                       58,503
                                                                      -------------
           Total Current Liabilities                                      1,991,797

Long-term debt, less current portion                                         77,728

Commitments and contingencies

Stockholders' deficiency:
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 22,611,873 shares issued
          and outstanding                                                    22,612
     Additional paid-in capital                                          59,536,914
     Accumulated deficiency                                             (61,299,320)
                                                                      -------------
                 Total stockholders' deficiency                          (1,739,794)
                                                                      -------------
                Total liabilities and stockholders' deficiency        $     329,731
                                                                      =============
See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                                      -----------------------------  -----------------------------
                                                                            2003          2002            2003            2002
                                                                      -------------- --------------  --------------  -------------
Revenues:
  Software licenses                                                   $       76,563 $      105,607  $      158,078 $     347,327
  Service                                                                     56,705        265,313         263,809       783,641
                                                                      -------------- --------------  -------------- -------------
      Total revenues                                                         133,268        370,920         421,887     1,130,968
Cost of revenues
  Software licenses                                                           72,841        125,896         216,791       321,351
  Service                                                                         60        115,310          70,957       406,770
                                                                      -------------- --------------  -------------- -------------
      Total cost of revenues                                                  72,901        241,206         287,748       728,121
                                                                      -------------- --------------  -------------- -------------
      Gross profit                                                            60,367        129,714         134,139       402,847
Operating expenses:
    Selling, general, and administrative                                     161,486        326,791         470,516     1,399,691
    Research and development                                                 107,224         75,632         311,218       345,223
                                                                     --------------- --------------  -------------- -------------
Total operating expenses                                                     268,710        402,423         781,734     1,744,914

        Loss from operations                                                (208,343)      (272,709)       (647,595)   (1,342,067)

Other Expenses
  Other expense, primarily finance charges                                   (77,164)      (133,538)       (214,118)     (411,322)
  Debt conversion expense                                                          -              -        (431,599)            -
                                                                      -------------- --------------  -------------- -------------
Total other expenses                                                         (77,164)      (133,538)       (645,717)     (411,322)

Loss before extraordinary item                                              (285,507)      (406,247)     (1,293,312)   (1,753,389)

Extraordinary gain from extinguishment of debt, net of tax                         -              -               -       148,915
                                                                      --------------  --------------  -------------- -------------

        Net loss                                                      $     (285,507) $     (406,247) $   (1,293,312)$  (1,604,474)
                                                                      ==============  ==============  ============== =============

Net loss per common share, Basic and Diluted:
       Loss before extraordinary item                                 $        (0.01) $        (0.02) $        (0.06)$       (0.11)
            Extraordinary gain                                                     -            0.00               -          0.01
                                                                      --------------  --------------  -------------- -------------
            Net loss per share                                        $        (0.01) $        (0.02) $       (0. 06)$       (0.10)
                                                                      ==============  ==============  ============== =============
Weighted shares outstanding
    Basic and diluted                                                     22,174,263      16,851,519      21,230,739    15,827,057
                                                                      ==============  ==============  ============== =============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        --------------------------
                                                                            2003           2002
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(1,293,312)   $(1,604,474)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
         Loss in decline of market value of investments                           -         10,853
         Depreciation and amortization                                      265,224        331,129
         Interest expense-Deferred Financing Costs                           51,737        165,779
         Interest Expense-Non-cash beneficial conversion feature
      of
      convertible debt                                                      166,752        110,749
         Debt extinguishments                                                     -       (148,915)
         Debt conversion expense                                            431,599              -
         Changes in operating assets and liabilities:
             Accounts receivable                                             (1,218)       321,665

             Inventories                                                          -         79,126
             Prepaid expenses and other current assets                       35,487        (44,885)
             Accounts payable                                               (76,907)       (65,615)
             Accrued expenses                                                94,091         37,749
             Deferred revenues                                             (138,913)      (385,360)
                                                                        -----------    -----------
             Net cash used in operating activities                         (465,460)    (1,192,199)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                          -        (21,068)
                                                                        -----------    -----------
             Net cash used in investing activities                                -        (21,068)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) proceeds on short-term credit facilities                 (4,890)       187,142
     Proceeds from exercise of stock options                                      -          2,438
     Proceeds from convertible debt                                          30,000        750,000
     Net proceeds from stock issuances                                      451,200        255,400
                                                                        -----------    -----------
             Net cash provided by financing activities                      476,310      1,194,980
                                                                        -----------    -----------
Increase (decrease) in cash and cash equivalents                             10,850        (18,287)
Cash and cash equivalents, beginning of the period                            1,307         72,764
                                                                        -----------    -----------
Cash and cash equivalents, end of the period                            $    12,157    $    54,477
                                                                        ===========    ===========
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants                                              $    58,460    $   239,606
                                                                        -----------    -----------
Beneficial conversion feature of convertible debt                       $   229,284    $    64,993
                                                                        -----------    -----------
Conversion of debt and accrued interest to common stock                 $   798,882    $         -
                                                                        -----------
See notes to condensed consolidated financial statements

                         SIMTROL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As of September 30, 2003, the Company had cash and cash equivalents of $12,157. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt by certain of its existing stockholders since the fourth quarter of 2001. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 9) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding stock options and warrants of 4,313,963 and 4,150,563 for 2003 and 2002 are not reflected in diluted earnings per share because their effects would be anti-dilutive. Accordingly, basic and diluted earnings per share are identical.

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

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                        --------------------------------------------------------------------
                                                              2003             2002             2003              2002
                                                        ---------------------------------------------------------------------
Net loss as reported                                          ($285,507)       ($406,247)      ($1,293,312)     ($1,604,474)

Add: stock-based employee compensation expense
determined under the intrinsic value method                            -                -                 -                -
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                          (39,308)         (84,301)         (130,257)        (232,801)

                                                        ---------------------------------------------------------------------
Pro forma net loss                                            ($324,815)       ($490,548)      ($1,423,569)     ($1,837,275)
                                                        =====================================================================

Net loss per share, as reported                                  ($0.01)          ($0.02)           ($0.06)          ($0.10)
Pro forma net loss per share- Basic and diluted                  ($0.01)          ($0.03)           ($0.07)          ($0.12)

Pro forma Information

The fair value for the fiscal 2003 and 2002 options issued was estimated at the date of grant using a Black-Scholes option-pricing model using the following weighted-average assumptions.

Assumptions                                                            2003                      2002
                                                  ----------------------------------------------------
Risk-free rate                                                        4.00%                     4.25%
Annual rate of dividends                                                  0                         0
Volatility                                                              86%                       86%

Average life                                                              7                         7

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

The following summarizes the stock option transactions for the nine months ended September 30, 2003 and 2002:

                                                                                                                Weighted
                                                                                                                 Average
                                                                                                                Exercise
                                                                                       Options                     Price
                                                                         ----------------------    ----------------------
Options outstanding at January 1, 2002                                                 919,331                     $2.62
Granted                                                                                340,000                     $0.37
Exercised                                                                                    -                         -
Terminated                                                                           (263,731)                     $2.78
                                                                         ----------------------
Options outstanding at September 30, 2002                                              995,600                     $1.81
                                                                         ======================

Options outstanding at January 1, 2003                                                 974,500                     $1.76
Granted                                                                                275,000                     $0.20
Exercised                                                                                    -                         -
Terminated                                                                             (4,250)                     $0.23
                                                                         ----------------------
Options outstanding at September 30, 2003                                            1,245,250                     $1.42
                                                                         ======================

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

Revenue Recognition

Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product Ongoer and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $58,503 of deferred revenue at September 30, 2003.

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

NOTE 6 - CONVERTIBLE DEBT

The Company issued $30,000 of convertible debt ("Debt") to two of its directors during the nine months ended September 30, 2003. The Debt accrued interest at prime plus 1% and was convertible into restricted common stock at a price of $0.24 per share. The principal and interest amounts were converted into 128,421 shares of restricted common stock on July 22, 2003.

The Company also issued a total of $750,000 of convertible debt ("2002 Debt") to numerous private investors, including four members of the Board of Directors, at various times during the nine months ended September 30, 2002. The 2002 Debt accrues interest at prime rate plus 1% (5.75% at the time) and was due on December 31, 2002. In conjunction with the issuance of the 2002 Debt, the Company issued 750,000 common stock purchase warrants to the holders of the 2002 Debt. The 2002 Debt was convertible immediately into restricted shares of common stock of the Company at prices ranging from $0.47 to $0.79 per share, which represented the market prices of the Company's traded common stock on the date of the issuances of the 2002 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices originally ranging from $0.47 to $0.79 per share, the market price of the Company's traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of the restricted common stock of the Company. On December 31, 2002 the Company extended the due date of the 2002 Debt until January 31, 2003 and as an inducement to convert, the conversion price of the Debt was adjusted to $0.24 per share and the warrants granted at the origination dates of the notes also had their exercise prices adjusted to $0.24. As a result, the Company will recognize approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002. In

January 2003, $735,000 of the 2002 Debt plus accrued interest was converted into 3,204,083 shares of restricted common stock. Pursuant to Statement of Financial Accounting Standards No. 84 "Induced Conversions of Convertible Debt", a debt conversion expense of $431,599 was recorded to reflect the fair value of the additional shares that resulted from lowering the conversion price to $0.24.

In connection with the issuance of the 2002 Debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds were allocated to beneficial conversion factor of the notes. These debt discounts were amortized to financing costs over the term of the debt. For the nine months ended September 30, 2002, $224,030 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value.

During 2001, the Company issued $400,000 of convertible debt to two stockholders ("2001 Debt"). The 2001 Debt accrues interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and is collateralized by all of the assets of the Company. The 2001 Debt is convertible into shares of common stock of the Company at $0.49 per share. In conjunction with the issuance of the 2001 Debt, the Company issued 400,000 common stock purchase warrants to the holders of the 2001 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of the common stock of the Company at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the 2001 Debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the 2001 Debt holders granted a 60-day extension and as a result, the Company issued an additional 100,000 warrants, which entitle the 2001 Debt holders to each purchase 100,000 shares of the Company's common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the stockholders on February 7, 2002, $83,754 was estimated as the fair value of the warrants and was expensed over the remaining life of the debt. On February 7, 2002, the stockholders agreed to extend the due date of the loans until December 31, 2002 and no additional warrants were granted.

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

On December 31, 2002 the Company extended the due date of the 2001 Debt until January 31, 2003 and as an inducement to convert, the conversion price was reduced to $0.24 per share. On January 31, 2003, the Company extended the due date until December 31, 2003. At January 31, 2003 the Company recorded a beneficial conversion feature in the amount of $229,284, to reflect the fair value of the additional shares that may be issued from lowering the conversion price. The beneficial conversion feature will accrete to interest expense over the extended life of the 2001 Debt. During the three and nine months ended September 30, 2003, the Company recognized $62,532 and $166,752, respectively, of interest expense related to the beneficial conversion feature.

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

During the three months ended September 30, 2003 the Company issued 653,916 shares of its common stock for gross proceeds of $105,000 in a private placement of its stock to a limited number of accredited investors, including three members of the Company's Board. The share prices ranged from $0.152 to $0.358 per share and were based on the average of the preceding five days closing prices prior to the purchases. Offering costs were deminimis.

Subsequent to September 30, 2003, the Company issued 755,353 shares of its common stock for gross proceeds of $157,500 in a private placement of its stock to a limited number of accredited investors, including two members of the Company's Board. The share prices ranged from $0.152 to $0.358 per share and were based on the average of the preceding five days closing prices prior to the purchases.

NOTE 8- MAJOR CUSTOMERS

Revenue from five customers comprised approximately $318,610 (76%) of consolidated revenues for the nine months ended September 30, 2003. At September 30, 2003, related accounts receivable from these companies comprised $57,115 (86%) of consolidated receivables.

Revenue from five customers comprised approximately $807,812 (71%) of consolidated revenues for the nine months ended September 30, 2002.

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

                          CRITICAL ACCOUNTING POLICIES

We prepare the condensed consolidated financial statements of Simtrol, Inc. in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

FINANCIAL CONDITION

During the nine months ended September 30, 2003, total assets decreased approximately 46% to $329,731 from $611,651 at December 31, 2002. This was primarily the result of a decrease in software development costs, net of $208,218, and a decrease in our property and equipment, net of $57,006. Software development costs and property and equipment decreased due to amortization and depreciation of previously capitalized amounts. There were no additions to these categories during the nine months ended September 30, 2003.

Current liabilities decreased $901,397 or 31%, due primarily to the conversion of $765,000 of convertible debt and $33,882 of accrued interest on the debt to common stock during the nine months ended September 30, 2003, as well as a decrease in deferred revenue of $138,913 during the period due to the recognition of the revenues on our Omega maintenance contracts.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues were $133,268 and $370,920 for the three months ended September 30, 2003 and 2002, respectively. The 64% decrease for the three months ended September 30, 2003 was primarily due to a reduction in revenues associated with our older Omega product line as most of our maintenance customers discontinued maintenance at the end of 2002. Omega revenues of $56,705 for the three months ended September 30, 2003 represented a decrease of $208,608 compared to the three months ended September 30, 2002. Our Ongoer revenues of $76,563 for the three months ended September 30, 2003 represented a decrease of $29,044 compared to the three months ended September 30, 2002, due mainly to the decrease in orders from our largest Ongoer customer, whose orders fell due to the declining business condition of their customer.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $69,347, or 53%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due primarily to the decrease in revenue of 64% described above.

Gross margins were approximately 45% and 35% for the three months ended September 30, 2003 and 2002, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $161,486 and $326,791 for the three months ended September 30, 2003 and 2002, respectively. The decrease in the three-month period ended September 30, 2003 compared to the similar period in 2002 resulted primarily from the consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs, including our move to a significantly smaller office space in September 2002.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. Capitalized development costs expensed as cost of revenues were $69,406 for the three months ended September 30, 2003 and 2002, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses were $107,224 in the three months ended September 30, 2003.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $77,164 for the three months ended September 30, 2003 consisted primarily of interest charges associated with our previous issuance of convertible debt and amortization of previously capitalized finance charges for the extension of convertible debt originally due on December 31, 2002. See note 6 to the condensed consolidated financial statements. Expense in the prior year consisted primarily of finance charges including warrant value and beneficial conversion features associated with the original issuance of convertible debt during the fourth quarter 2001 and the first nine months of 2002.

NET LOSS

Net loss for the three months ended September 30, 2003 was $285,507 compared to a net loss of $406,247 for the three months ended September 30, 2002. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year as well as lower financing costs as a majority of our convertible debt was converted to restricted common stock in January 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

Revenues were $421,887 and $1,130,968 for the nine months ended September 30, 2003 and 2002, respectively. The 62.7% decrease for the nine months ended September 30, 2003 was primarily due to a reduction in service revenues associated with our older Omega product line as a majority of our customers discontinued their service contracts at the end of 2002. Revenues for our Ongoer software decreased to $158,078 for the nine months ended September 30, 2003 from $347,327 during the nine months ended September 30, 2002 as orders from our largest customer decreased due to business conditions of their customer for the product. Revenues for Omega were $263,809 for the nine months ended September 30, 2003 compared to $783,641 for the nine months ended September 30, 2002. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) product line, which began shipping in April 2001.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $440,373, or 60%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due primarily to the decrease in revenues during the period of 62.7% described above.

Gross margins were approximately 32% and 36% for the nine months ended September 30, 2003 and 2002, respectively. The decrease from prior year was due primarily to the periodic charge for amortization of capitalized software development costs representing a greater percentage of revenues during the current year as revenues declined as described above.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $470,516 and $1,399,691 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the nine months ended September 30, 2003 compared to the similar period in 2002 resulted primarily from the consolidation of operations, reductions in personnel, and ongoing efforts to reduce administrative costs.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $208,218 for the nine months ended September 30, 2003 and 2002, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001. Research and development expenses decreased to $311,218 in the nine months ended September 30, 2003 from $345,223 in the nine months ended September 30, 2002 due primarily to reductions in our research and development personnel from the prior year.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $214,118 for the nine months ended September 30, 2002 consisted primarily of finance charges associated with the Company's issuance of convertible debt during previous fiscal years. A majority of the company's convertible debt was converted to restricted common stock in January 2003. Other expensed, primarily finance charges in the nine months ended September 30, 2002 consisted primarily of the amortization of the warrant value and the beneficial conversion feature of the convertible debt issued during the fourth quarter 2001and the nine months ended September 30, 2002. See note 6 to the financial statements.

DEBT CONVERSION EXPENSE

A debt conversion expense of $431,599 was recorded in the nine months ended September 30, 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

NET LOSS

Net loss for the nine months ended September 30, 2003 was $1,293,312 compared to a net loss of $1,604,474 for the nine months ended September 30, 2002. The decrease in net loss for the period was due primarily to the reduction in operating expenses that resulted from reductions in personnel during the last year.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of September 30, 2003, we had cash and cash equivalents of $12,157. We do not have sufficient funds for the next twelve (12) months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the completion of our annual audit report for 2002 and our quarterly report for September 30, 2003. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2002 and 2001.

We used $465,460 in cash from operating activities in the nine months ended September 30, 2003, primarily due to our loss of $1,293,312, which included debt conversion expense of $431,599 and depreciation and amortization of $265,224. The decrease in cash used from the nine months ended September 30, 2002 of $1,192,199 was due primarily to the lower net loss that resulted in the current year from our reduced operations and the lower use of convertible debt as a source of financing in the current year. There was no cash used in investing activities for the nine months ended September 30, 2003 and $21,068 used in the nine months ended September 30, 2002. These amounts represented leasehold improvements to our new facility. Cash provided by financing activities in the nine months ended September 30, 2003 of $476,310 consisted primarily of $451,200 of proceeds from the issuance of restricted common stock and $30,000 of convertible debt. Cash provided by financing activities of $1,194,980 in the nine months ended September 30, 2002 consisted primarily of $750,000 of convertible debt and $255,400 of restricted common stock, net of costs, issued during the period. The company has relied on a combination of investments of convertible debt and common stock from private investors, including four members of the Board of Directors, to fund operations since November 2001.

We will require additional funding during the remainder of fiscal 2003 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2003. We have also used, rather than provided, cash in our operations for the nine months ended September 30, 2003.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis and attract additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2003 we issued 653,916 shares of our common stock for gross proceeds of $105,000 in a private placement to a limited number of accredited investors, including three of our directors. The share prices ranged from $0.152 to $0.358 per share and were based on the average of the preceding five days closing prices prior to the purchases. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31.1 Certification pursuant to Exchange Act Rule 13a-14(a) of the Chief Executive Officer.

31.2 Certification pursuant to Exchange Act Rule 13a-14(a) of the Chief Financial Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the President and Chief Executive Officer of Simtrol, Inc.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SIMTROL, INC.

Date:    March 24, 2004           /s/ Richard W. Egan
                                  -----------------------------------------
                                  Chief Executive Officer
                                  (Principal executive officer)

                                  /s/ Stephen N. Samp
                                  -----------------------------------------
                                  Chief Financial Officer

                                  (Principal financial and accounting officer)