Form 10KSB
period 2003-12-31
SIMTROL  INC
filed 2004-03-30
CIK 846775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB

                               ------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

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

                     Common Stock, $.001 par value per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ended December 31, 2003 were $504,881.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,432,131, based on the closing price of the registrant's common stock as quoted in the Pink Sheets on February 27, 2004. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of February 29, 2004: 23,367,226 shares of $.001 par value common stock.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry and to continue to develop products for new and rapidly changing markets.

ITEM 1.  BUSINESS.

GENERAL

We design, develop, and market Windows-based software solutions that enable the command, control, and monitoring of otherwise incompatible electronic devices, particularly corporate audiovisual ("AV") assets. Our end-to-end solutions are designed to provide Fortune 1000 corporations, government entities and other end users a cost-effective solution to simplify the automation and integration of AV and information technology ("IT") assets.

Originally, we developed and marketed hardware-based videoconferencing and control systems. However, in 2000, management recognized an increased interest by computer and computer-related manufacturers to expand their existing technologies into the AV industry. A number of these manufacturers began to offer plasma screen televisions, digital projection equipment and other similar devices. At that time, management believed that this would lead to the commoditization of other AV control hardware, such as touch panel displays. Accordingly, in conjunction with the commencement of a contract with Boeing, we shifted our business strategy to a PC-centric software model, thereby positioning us as the first to market with a fully integrated software solution. In April 2001, we released the first version of our ONGOERTM PC-based control software just as a major trend began taking place: IT professionals were taking over the management of AV applications. We believe that we are well positioned to take advantage of this growing trend and can become a popular Windows application for enterprise users over the next three to seven years. As a result of our strategic shift, we no longer sell videoconferencing systems directly, although we still maintain service contracts with certain videoconferencing customers that we are beginning to leverage into future sales opportunities of our software products. To date, we have spent approximately $3 million in research and development for our software product offerings.

Our principal executive offices are located at 2200 Norcross Parkway, Suite 255, Norcross, Georgia 30071, and our telephone number is (770) 242-7566.

RECENT DEVELOPMENTS

During 2003, we continued our plan to restructure our business around the sales of our ONGOER PC-based control software. The product was originally available for sale in April 2001 and represented a departure from our previous business of selling, installing, and servicing our Omega videoconferencing control systems.

Due to the discontinuance of our older Omega product line of videoconferencing systems and the slower than anticipated increase in sales of ONGOER, in June 2002 we reduced our headcount by approximately 50% in order to conserve resources and focus our sales and development efforts with select AV integrators, firms that specialize in the sale, installation, support, and service of AV equipment, and on software licensing opportunities in order to reduce our cash used from operations. We also moved to significantly smaller office space in September 2002 to reduce overhead expenses.

These changes were necessary because during the year following the launch of ONGOER 1.0, we learned that integrators would have to change the way they sell, design, program, invoice, install, and support control system solutions in order to use our PC-based ONGOER product. Despite obvious benefits of moving to a PC-based solution, a complete overhaul of internal operations was simply not a choice integrators were willing to make during an uncertain economic climate.

Despite reduced headcount and a major reduction in expenses, we retained our top software talent and focused on adding important software features to enhance our product. During the second half of 2002, success on two important fronts took place. First, we announced our first licensing agreement with Polycom, the world's largest videoconferencing company based on revenues. Under our agreement with Polycom, we license certain ONGOER code for use in Polycom's PC-based iPower videoconferencing platform. This software, called Meeting Tool Assistant
(MTA), provides Polycom's customers with control capabilities for three serial devices - a VCR, projector and document camera.

The success of MTA led to an expanded Polycom-Simtrol partnership during February 2004, when Polycom announced that our ONGOER product could leverage Polycom's iPower platform to provide seamless, flexible control of a wide variety of voice, video and peripheral components. This partnership with Polycom has provided credibility to our software through a proven market leader and has provided for increased exposure to AV integrators interested in exploring PC-based solutions.

Second, we have established a strong partnership with Telaid, a Connecticut-based systems integration and service firm. Together, we have successfully deployed thirty-one ONGOER units at Morgan Stanley. The Morgan Stanley account was instrumental in shaping our second software product - OnGuard monitoring software. Success at Polycom and Telaid has provided us with increased visibility in the AV integration community, strong reference accounts, and valuable feedback on additional software features that will further enhance our ONGOER and OnGuard products.

We issued additional convertible notes and private common stock during 2003 to fund our operations, however, we continue to use significant cash in operations and will require additional debt or equity financing. This additional financing could be in the form of the sale of assets, the issuance of debt or equity securities, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on how quickly sales of our ONGOER product take place and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations will be adversely affected.

As of December 31, 2003, we had cash and cash equivalents of $3,998. We do not have sufficient funds for the next 12 months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing shareholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our ONGOER product line. Our inability to pay our audit fees on a timely basis resulted in the delay of the filing of our Forms 10-QSB for 2003. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2003.

PRODUCTS

Our core business is the design, production, and sale of our ONGOER device control software and our OnGuard monitoring software. Together, these software products allow a PC to manage, control and monitor a wide variety of AV devices.

ONGOER

ONGOER allows end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio and video devices in a variety of settings. This is a significant departure from the products currently available on the AV control systems market in that it is a software-based system that can be installed to run on readily available third-party hardware such as PCs. Major competitors' AV control systems are based on proprietary hardware components employing code written in proprietary scripting languages. In order to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling ONGOER through third-party resellers and system integrators, by licensing our software to third parties in the AV market, and by entering new markets for control system technology.

ONGOER(TM) can be operated from any PC with the Windows(R) 2000 or Windows(R) XP operating system. All interfaces, cables and cards and the hardware controller itself can be purchased from a wide variety of suppliers. With its unique open architecture, this software delivers real-time control to AV-system management. ONGOER's software-based technology allows integrators to change configurations with ease and any device that can connect to a PC can be controlled with ONGOER.

We have developed OnROAD, ONGOER's remote operations, administration and diagnostics utility, to facilitate detection and correction of system problems from any remote location. Integrators no longer have to travel to customers' locations to fix minor problems. OnROAD allows integrators to diagnose and repair the vast majority of system conflicts remotely. We provide OnROAD as an integral part of the base software package and no additional hardware or software is needed to perform these functions.

The PC controller is the heart of the ONGOER control system. The flexibility of ONGOER lets integrators choose the controller: anything from a single-box chassis to a multiprocessor server. There is no need to have an additional PC or proprietary hardware controller because the PC can handle all of an AV system's computing needs, as well as any additional software required for presentations and other applications.

ONGOER(TM) not only makes the PC a control platform for numerous third-party AV devices, but its broad range of connection methods extends the flexibility further. Users can choose among numerous devices and connect via a number of different methods.

End-users normally have contact with ONGOER only through the user interface. ONGOER provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces such as inexpensive VGA monitors, sophisticated touch screens, personal digital assistants like Palm Pilots, IPaqs, Visors, and even cellular phones. Graphical user interfaces can be quickly and easily created with Microsoft(R) Visual Basic. We also provide our OnLooker product as an integral part of the base software package. OnLooker includes a library of artwork and customized ActiveX controls to allow integrators to expedite the user interface development process.

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

PROPRIETARY TECHNOLOGY

We regard our ONGOER and OnGuard software as proprietary and have implemented protective measures of both a legal (copyright) and practical nature. We derive considerable practical protection by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title, we in most cases have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations.

PRODUCT DEVELOPMENT STRATEGIES

The AV world and the IT world are converging, with more and more devices becoming network enabled. Like PCs and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible on a corporate network, where they can be controlled, managed, and monitored from centralized and/or remote locations. ONGOER and OnGuard install on PCs and servers and support a product architecture that allows them to control, monitor, and manage any device connected to them via the network.

Two major efforts are underway to increase the value of the ONGOER and OnGuard software products. The first effort involves improving our powerful yet simple software tool called ONGOER Builder (Builder). Builder guides the user through a streamlined, three-step process to design and program a control system and graphical user interface. It provides panels, buttons, labels, and image objects complete with a large graphics library that allows the user to create a variety of flexible and visually attractive user interfaces. A panel workspace also enables users to design graphical layouts and a Syntax Assistant enables the user to select programming functions. Both ONGOER and ONGOER Builder use the non-proprietary BASIC programming language.

OnGuard version 1.1 features device control panels and improved programmability and allows user-defined hyperlinks. These features provide functionality such as custom control panels for remote control of devices, programming of calendaring programs such as Microsoft Outlook for scheduling device control, and user-defined hyperlinks allow improved control user interfaces or web-based device documentation.

As the major PC companies add AV products such as plasma displays, projectors and LCD touch panels, we believe our software is well positioned to take advantage of the benefits - low price points and broad availability from a variety of suppliers - of the PC platform versus our competitors' closed, proprietary line of controllers and touch panels.

MARKETS

Based on the long-term objective of becoming the industry standard software for controlling and monitoring AV devices, management has developed a sales and marketing strategy to aggressively pursue relationships at each point of the distribution channel. The following provides an overview of the AV distribution channel.

End Users

Businesses, universities and government agencies purchase device control and monitoring solutions to aid productivity associated with the use of AV meeting room assets. During 2002 and 2003, we installed our products with a number of end users, including: Boeing, Lockheed, Morgan Stanley, and Merrill Lynch.

AV and IT System Integrators

Integrators are hired by end users to "integrate" technology to help them increase productivity and save money. Integrators purchase hardware and software products from various manufacturers and design, install, and service those solutions for end users. The integrator is typically the entry point into the end user and, therefore, is a critical relationship for us. These include the Value Added Reseller ("VAR") 500, the top 500 VARs in the U.S., and AV integrators. We have successfully developed relationships with a number of integrators, including Telaid and IBM Global Services. Management considers this a critical element in the distribution channel and is focusing significant effort on developing relationships with other integrators.

Equipment OEM Partners

Videoconferencing companies, presentation equipment manufacturers and signal management firms represent alliance partners that could co-brand or private label our technology into value-add solutions featuring their products. The goal of alliances is for our partners and us to package turnkey solutions that make it easier for integrators to deploy at end user customer sites. Hardware from these companies needs to be controlled by end users for ease-of-use and monitored by support staff to guarantee the technology works in the meeting rooms. Providing turnkey solutions straight from the manufacturer helps the integrator and the end user. The large equipment Original Equipment Manufacturers ("OEMs") include, for video conferencing: Polycom, Tandberg, Sony, VCON and VTEL; for presentation equipment: SMART, Polyvision, Hitachi, 3M, and Panasonic; and for signal management: Altinex and Kramer Electronics. In 2002 and 2003, we established relationships with Polycom and SMART Technologies, Inc.

OEM relationships also increase our sales leverage in the AV and systems integrator channels. Each of these OEMs has relationships throughout that channel, including the VAR 500. As our products are packaged with OEM hardware, those products are introduced throughout the integrator sales channel, where they can be added to bids and specification sheets with minimal sales lead time and expense to us.

PC OEM Partners

Computer manufacturers represent the core platform - the PC and server - that run our software products. Their products are sold through integrators and directly to end-users. Computer companies have entered the consumer electronics business; therefore, providing turnkey control and monitoring software to integrators could drive additional sales of PCs and servers, plasma monitors, and other PC hardware required for control applications. Potential PC OEM partners include Dell, Hewlett-Packard, Gateway, IBM, and Sony.

Operating System Providers

Because the PC manufacturers are beginning to produce turnkey sets of products for the AV industry, Microsoft Corporation started working with PC companies on a Media Center PC, a solution specifically designed for media-related computers used for applications such as home entertainment. We are positioning our products as the solution for command, control, and monitoring devices within such an operating system. Management sees this as a long-term possibility for an additional revenue stream.

COMPETITION

We primarily compete with two companies, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions utilizing open PC technology.

Our two major competitors in the AV control systems market are AMX and Crestron, who combined currently have close to 100% of the sales in this market.

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

Both Crestron and AMX offer hardware-based control systems, the cores of which are proprietary controllers fitted with proprietary cards and connectors manufactured by or for them, and running proprietary operating systems. These proprietary controllers communicate with controlled devices by means of code written in proprietary languages (each company has developed its own). Integrators who re-sell systems from each of these companies must send their technical personnel to training courses offered by the companies themselves and by several independent organizations.

Because ONGOER is a software-based control system designed to run on commodity hardware, we believe we have several advantages over AMX and Crestron. The PC industry is a vast marketplace with enormous economies of scale. Computer hardware including touch screens, wireless Smart Displays, and serial ports are extremely powerful and inexpensive. Innovative and wireless network-enabled devices are regularly introduced into the mass PC market. There are advantages for end customers in familiarity and cost compared to proprietary, hardware-based control systems.

Many end customers also strive for a unified collaboration/control solution, such as the combination of Polycom iPower and Simtrol ONGOER, or the combination of a SMART Display and Simtrol ONGOER. When the PC is already part of an AV room, there are even more compelling cost advantages to adding ONGOER software to the existing PC and existing display.

End customers are also demanding a new breed of proactively monitored control solutions. Traditional control systems companies are reacting by introducing PC-like services and interfaces to PCs and innovative PC wireless Smart Displays. These PC-like services cannot compete in terms of price and performance with the much larger PC marketplace.

Traditional control systems position themselves to be the central technology and view the PC as an "important device." We believe the PC is the central technology and view traditional hardware control boxes as a declining technology.

FACTORS AFFECTING FUTURE PERFORMANCE

The following summarizes certain of the risks inherent in our business:

We may not be able to obtain additional capital to finance our operations when needed.

We require additional capital or other funding to finance our operations, as we do not generate sufficient cash from operations to sustain our operations. If we are unable to attain sufficient funding, we will not be able to continue to operate. We may seek additional equity financing through the sale of securities on a public or a private placement basis on such terms as are reasonably attainable. We may not be able to obtain such financing when needed, or that if obtained, it may not be sufficient or on terms and conditions acceptable to us. If we sell shares of our common stock, our existing shareholders will suffer dilution, which could be material.

We may not be able to achieve or sustain profitability.

After 18 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2003, we had an accumulated deficit of $61.7 million. We may not be able to achieve or sustain profitability in the future, as sales of our ONGOER product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

If we fail to secure sufficient capital or fail to create a strong marketing support team, then our efforts to penetrate new markets could fail, resulting in decreased cash flow.

Expanding our presence in the audiovisual command and control market will require capital for further software product development, and the creation of new sales channels. The inability to secure sufficient capital or the failure to create a strong sales channel/marketing support organization could result in a failed effort to penetrate these new markets, and adversely affect operating results and cash flow.

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

Our ability to successfully develop and introduce on a timely basis new and enhanced products that embody new technology, and achieve levels of functionality and prices that are acceptable to the market will be a significant factor in our ability to grow and to remain competitive. For instance, the ability to transact business via the Internet is becoming increasingly important. Accordingly, in order to remain competitive, we are currently developing a system that will allow us to deliver products and services to our customers via the Internet. We may not be able to timely or effectively implement this strategy.

We depend on purchases from a few significant customers, and any loss, cancellation, or reduction of purchases by these customers could harm our business.

We currently sell control software and service previously sold videoconferencing systems for a small number of major customers. During the year ended December 31, 2003, approximately 73% of our revenues were from five large customers. Further, we do not have long-term contracts with these or any of our other customers, so our customers could stop purchasing our products at any time. In October 2002, one customer that represented approximately 24% of our revenue for 2002 did not renew their maintenance contract on their Omega systems. The loss of any of additional major customers, or any reduction in purchases by these customers, could significantly harm our business.

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

Our revenues have historically occurred predominantly in the third month of each fiscal quarter. Accordingly, our quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by:

      o     cancellations or delays of orders,

      o     changes in customer base or product mix,

      o     seasonal patterns of capital spending by customers,

      o delays in purchase decisions due to new product announcements by us or our competitors, and

      o     increased competition and reductions in average selling prices.

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

Our common stock is subject to Rules 15g-1 through 15g-9 of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors. Generally, accredited investors include institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000 individually or $300,000 jointly with their spouses. The broker/dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. The broker/dealer must furnish the purchaser a document outlining the risks associated with investing in penny stocks. Furthermore, the broker/dealer must inform the purchaser of:

      o     the bid and offer price quotes for penny stock,

      o     the number of shares to which the quoted prices apply;

      o     the brokerage firm's compensation for the trade; and

      o the compensation received by the brokerage firm's salesperson for the trade.

Consequently, the rules may adversely affect the ability of broker/dealers to sell our common stock, which may affect your ability to resell our common stock.

RESEARCH AND DEVELOPMENT

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2003 our expenditures for research and development of new products or new components for our ONGOER product totaled $419,361, a decrease of 2% from the total expenditures of $428,810 in 2002. We decreased our research and development efforts during 2002 due to business conditions.

EMPLOYEES

As of December 31, 2003, we employed 8 persons full time, including two executive officers. Of the full-time employees who were not executive officers, four were engaged in research and development, one in service, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

HISTORY

We were incorporated under the laws of the State of Delaware on September 19, 1988. From 1990 to 2001, we primarily designed, manufactured, marketed, and supported software based command and control systems, including videoconferencing systems. We still provide maintenance support for certain of these systems. In September 2001 we changed our name from VSI Enterprises, Inc. to Simtrol, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 6,400 square feet of leased office and warehouse space in Norcross, Georgia, under a three-year lease, which expires in August 2005. We moved to this facility from our former facility in Norcross, Georgia in September 2002. Monthly rent is approximately $4,010 including common area maintenance charges, taxes, and insurance.

We believe that our current facilities are adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

      On May 1, 2003, Citibank (West), FSB, filed suit in San Diego Superior Court, North County Division, against one of our subsidiaries, Quality Software Associates, Inc. ("QSA"), and Mark Scovel, the individual from whom we acquired QSA in March 2001. CitiBank seeks to recover $8,000 of credit card indebtedness under a credit card held by QSA that was personally guaranteed by Mr. Scovel. On June 24, 2003, Mr. Scovel filed a cross-complaint against QSA and Simtrol, Inc. claiming that Simtrol had assumed the debt in connection with its acquisition of QSA. Mr. Scovel's complaint also seeks declaratory relief, seeking a judgment that QSA and Simtrol are also liable for several other QSA debts, in an aggregate amount of less than $50,000. Mr. Scovel also seeks attorneys' fees.

      We have filed a cross-complaint against Mr. Scovel seeking damages of approximately $56,000 and alleging a breach of the representations and warranties relating to the collectibility of certain accounts receivables contained in the Merger Agreement under which we acquired QSA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has traded in the Pink Sheets under the symbol "SMOL" since May 23, 2003. Prior to that date, our common stock was traded on the OTC Bulletin Board under the symbol "SMOL."

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board and the Pink Sheets as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                         HIGH      LOW
                                                       --------  --------
          FISCAL YEAR ENDED DECEMBER 31, 2002
          First Quarter                                $   1.01  $   0.46
          Second Quarter                                   0.66      0.15
          Third Quarter                                    0.28      0.08
          Fourth Quarter                                   0.33      0.08

          FISCAL YEAR ENDED DECEMBER 31, 2003
          First Quarter                                $   0.52  $   0.20
          Second Quarter                                   0.35      0.15
          Third Quarter                                    0.40      0.12
          Fourth Quarter                                   0.42      0.13


As of February 29, 2004, there were approximately 607 holders of record and in excess of 4,400 beneficial holders of our common stock.

We have never paid cash dividends on our common stock and have no plans to pay cash dividends in the foreseeable future. The policy of our Board of Directors is to retain all available earnings for use in the operation and expansion of our business. Whether dividends may be paid in the future will depend upon our earnings, capital requirements, financial condition, prior rights of any preferred stockholders, and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

OVERVIEW

We are an Atlanta-based software technology company specializing in AV control. We design, manufacture, market, service and support our ONGOER software control system, which is designed to run on third-party hardware. Previously, our core business was the design, manufacture, marketing and servicing of software based command and control systems, including videoconferencing control systems, through our wholly owned subsidiary, Videoconferencing Systems, Inc. We continue to service certain of our videoconferencing customers but have discontinued selling to this market.

Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audiovideo devices in a variety of settings. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to attempt to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling our products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audiovisual equipment, and by entering new markets for our control system technology.

During 2000, we undertook a restructuring of our business operations and balance sheet that are intended to achieve profitable operations and provide positive operating cash flows. As part of this restructuring, we raised additional equity capital and paid off debt outstanding at that time. These restructuring initiatives have enabled us to reposition our product line and to expand our presence in the AV command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market historically served by us, is almost exclusively maintained by thousands of resellers and system integrators. Our products have been re-engineered such that they may also be sold through these third party channels. We believe we offer a functionally superior, lower cost, fully integrated solution which provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

Once established in the AV command and control market, we envision developing additional applications for other command and control system markets, including process control applications in manufacturing environments and the burgeoning home entertainment market, that may involve licensing our control software to existing OEM vendors, in addition to third-party reseller channels.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Revenue consists of the sale of our PC-based device control software licenses (ONGOER) and maintenance revenue on our older videoconferencing systems (Omega). We recognize revenue from ONGOER software sales upon shipment as we sell the product to AV integrators. Revenue on Omega maintenance contracts is recognized over the term of the related contract. Revenue on the sale of hardware is recognized upon shipment. (See Note 3 to our consolidated financial statements).

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


FINANCIAL CONDITION AND LIQUIDITY

General

As of December 31, 2003, we had cash and cash equivalents of $3,998. We do not have sufficient funds to continue our operations for the next twelve months and have relied on periodic investments in the form of common stock and convertible debt by certain of our existing shareholders since the fourth quarter of 2001. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our ONGOER product line. However, there can be no assurance that we will be successful in our attempts to develop and deploy our ONGOER product line, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows.

Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2003.

We used $597,465 in cash from operating activities in 2003, primarily due to our loss of $1,645,374, partially offset by debt conversion expense of $431,599 and depreciation and amortization of $346,917. The decrease in cash used from operations in 2002 of $1,314,790 was due mainly to our reduced operations due to business conditions. Cash used in investing activities consisted of $0 for 2003 compared to $21,318 used in 2002, which consisted primarily of leasehold improvements in our newer office space. In order to continue funding operations of the company during 2003, we sold 2,825,727 shares of our common stock for proceeds of $603,700 in private placements to individual investors including three members of our Board of Directors. The share prices ranged from $0.152 to $0.358 per share. Offering costs for these transactions were de minimis.

We issued $30,000 of convertible debt ("2003 Debt") to two of our directors during the year ended December 31, 2003. The 2003 Debt accrued interest at prime plus 1%. The principal and interest amounts were converted into 128,421 shares ($0.24 per share) of restricted common stock on July 22, 2003.

We also issued an aggregate of $760,000 of convertible debt ("2002 Debt") to numerous private investors, including four members of the Board of Directors, at various times during the year ended December 31, 2002. The 2002 Debt accrued interest at prime rate plus 1% and was due on December 31, 2002. In conjunction with the issuance of the 2002 Debt, we issued 750,000 common stock purchase warrants to the holders of the 2002 Debt. The 2002 Debt was convertible immediately into restricted shares of our common stock at prices originally ranging from $0.47 to $0.79 per share, which represented the market prices of the our traded common stock on the date of the issuances of the 2002 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately at prices ranging from $0.47 to $0.79 per share, the market price of our traded common stock on the day the warrants were issued. Each warrant entitles the holder to purchase one common share of our restricted common stock.

On December 31, 2002, we extended the 2002 Debt to January 31, 2003 and as an inducement to convert, we reduced the conversion price of the debt to $0.24 per share and the warrants granted at the origination dates of the notes also had their exercise prices adjusted to $0.24. As a result, we recognized approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002.

In January 2003, $735,000 of the convertible debt plus accrued interest was converted to 3,204,083 shares of restricted common stock. Pursuant to Statement of Financial Accounting Standard No. 84 "Induced Conversion of Convertible Debt", a debt conversion expense of $431,599 was recorded to reflect the fair value of the additional shares that resulted from lowering the conversion price to $0.24.

In connection with the issuance of the 2002 Debt, $151,352 of the debt proceeds was allocated to the fair value of the warrants and $64,993 of the proceeds was allocated to beneficial conversion factor of the notes. These debt discounts were amortized as financing costs in 2002.

During 2001, we issued $400,000 of convertible debt to two shareholders ("2001 Debt"). The 2001 Debt accrues interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and is collateralized by all of our assets. The 2001 Debt is convertible into shares of our common stock at $0.49 per share. In conjunction with the issuance of the convertible debt, we issued 400,000 common stock purchase warrants to the holders of the 2001 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of our common stock at prices ranging from $0.46 to $0.53 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 100,000 warrants to each debt holder for the first 60 day extension and 60,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, we issued an additional 100,000 warrants, which entitle the debt holders to each purchase 100,000 shares of our common stock at $0.49 per share. In conjunction with the issuance of 100,000 warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and was expensed over the extended life of the note as the shareholders agreed to extend the due date of the loans until December 31, 2002 and no additional warrants were granted.

In connection with the issuance of the convertible debt during 2001, $120,977 of the debt proceeds was allocated to capital stock to recognize the beneficial conversion feature of the debentures. This debt discount is to be amortized to financing costs over the term of the debt. For the year ended December 31, 2002, $65,564 was expensed as financing costs relating to the amortization of the beneficial conversion feature.

On December 31, 2002 we extended the due date of the 2001 Notes until January 31, 2003 and as an inducement to convert, the conversion price was reduced to $0.24 per share. On January 31, 2003, we extended the due date until December 31, 2003. At January 31, 2003 we recorded a beneficial conversion feature in the amount of $229,284, to reflect the fair value of the additional shares that may be issued from lowering the conversion price. The beneficial conversion feature accreted to interest expense over the extended life of the 2001 Debt. During 2003, we amortized all these amounts as finance charges.

During 2003, our total assets decreased approximately 63% to $229,299 from $611,651 at December 31, 2002. Decreases in capitalized software development costs and equipment accounted for a most of the decrease. Capitalized software decreased $277,625 during the year due to amortization of cost capitalized prior to March 2001 for ONGOER, at which time we began shipping our ONGOER product to customers. Property and equipment, net, also decreased $69,293 due to current year depreciation. Current liabilities decreased $784,331 in 2003, or 27%, principally due to conversion of $735,000 in convertible notes that were outstanding at December 31, 2002.

We expect to spend less than $35,000 on capital expenditures in 2004.

RESULTS OF OPERATIONS

Revenues

Revenues were $504,881 and $1,294,015 in 2003 and 2002, respectively. The decrease in revenues of 61% from 2002 to 2003 was primarily due to the decrease in Omega maintenance revenue as former customers have either replaced these older systems with newer equipment or declined maintenance contracts due to budgetary considerations. The decline in ONGOER revenues during 2003 was due mainly to the decrease in orders from our largest ONGOER customer, whose orders fell due to the business conditions of their customer. During September 2002, our largest customer for our older Omega line discontinued maintenance, resulting in an annual decrease of more than $400,000 in revenues. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products. See Note 8 to our financial statements.

Gross Profit

Gross profit as a percentage of revenues was approximately 28% and 10% in 2003 and 2002, respectively. The increase in gross margin in 2003 as compared to 2002 was due primarily to the write-off of the remainder of our inventory due to obsolescence in 2002. See "Inventory Obsolescence Charge" below. The gross loss attributable to software license revenues in 2003 is due to the amortization of capitalized software development costs exceeding revenues for the year.

Inventory Obsolescence Charge

In the fourth quarter of 2002, we wrote off our remaining inventory of $296,953 because we determined that the inventory was obsolete due to the non-renewal of most of the Omega maintenance contracts.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $647,984 and $1,584,178 for 2003 and 2002, respectively. The 59% decrease from 2002 to 2003 resulted primarily from decreases in personnel of approximately 50% in June 2002 and our move to a significantly smaller headquarters in September 2002, as well as curtailing marketing activities due to business conditions.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $419,361 and $428,810 for 2003 and 2002, respectively.

Loss on Decline in Market Value of Investment

We wrote off the remainder of our investment in PentaStar Communications, Inc., approximately $11,000, during 2002, as PentaStar went into receivership during the year. We acquired 57,122 common shares of PentaStar Communications, Inc., held in escrow, in connection with our sale of Eastern Telecom, Inc. in 2000. The shares have no value and were abandoned by the Company during 2002. The declines in the market value of the stock were deemed other than temporary as described in SFAS 115.

Other Expense, Primarily Finance Charges

Other expense, primarily finance charges were $287,798 and $557,675 for 2003 and 2002, respectively. The decrease from 2002 to 2003 consisted primarily of finance charges associated with our issuance of convertible debt during the fourth quarter of 2001 and the first two quarters of 2002. In extending convertible debt that originally came due on December 31, 2002, we recorded a new beneficial conversion feature of $229,482 and an increase in the value of the warrants issued in the amount of $58,460 as a result of lowering the exercise price of outstanding warrants to $0.24. These amounts were expensed during 2003 as finance charges. See note 5 to our financial statements.

Loss Before Extraordinary Gain

Losses before extraordinary gains were $1,645,374 and $2,438,702 for 2003 and 2002, respectively. The decreased loss in 2003 was primarily due to our lower operating expenses that resulted from our reductions in personnel during 2002 and our move to a smaller headquarters space.

Extraordinary Gain on Debt Extinguishments

Extraordinary gains in 2002 of $148,915 were due to debt extinguishments of $84,350 related to our inactive subsidiary, Integrated Network Services, Inc. and the $64,565 reduction of accounts payable to Glovicom, N.V., resulting from the exchange of our warrant to purchase 19% of Glovicom for this amount in the second quarter 2002.

Net Loss

Our net loss for 2003 was $1,645,374, or $0.08 per share, compared to our net loss for 2002 of $2,289,787, or $0.14 per share. The decreased net loss for 2003 was due primarily to the lower operating expenses incurred during the current year as a result of decreased personnel and reduced overhead expenses.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.


ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this Report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2003 and December 31, 2002, Marcum & Kliegman LLP and Grant Thornton LLP each advised our management and our Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within our accounting function. We believe this resulted from continued cost cutting efforts, which resulted in the termination of various accounting personnel during 2002 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.

                                    PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information relating to our directors and executive officers contained in our definitive Proxy Statement to be delivered to stockholders in connection with its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information relating to executive compensation contained in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information relating to security ownership of certain beneficial owners and management contained in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to certain relationships and related transactions contained in the 2004 Proxy Statement is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1"), (ii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"); (iv) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992 (referred to as "1992 10-Q"); (v) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as "1993 10-K"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (referred to as "1995 10-K"), (ix) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as "1998 10-K/A"), (x) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (referred to as "June 1999 10-Q"), (xi) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (xii) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8"), (xiii) the Company's Registration Statement on Form S-3 amended January 31, 1999 ("1999 S-3"), (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (referred to as "2001 10-Q"), (xv) the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as "2001 10-K"); and (xvi) the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (referred to as "2002 10-K").

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
-----------                     ----------------------

*3.1 Certificate of Incorporation, including Certificate of Stock Designation dated September 25, 1990, and amendments dated December 26, 1990, August 19, 1991 and October 17, 1991 (S-18 No. 3, Exhibit 3-1)

*3.2           Amended Bylaws of the Company as presently in use (S-18 No. 1,
               Exhibit 3.2)

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

*10.3.1        Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2        Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3        Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4        Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8,
               Exhibit 4.5)

*10.3.5        Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A)

*10.4          1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit 4.1)

*10.7          1994 Employee Stock Purchase Plan (1994 10-K)

*10.8 Promissory Note, dated November 18, 1999, issued to Thomson Kernaghan & Co., Ltd. in the principal amount of $900,000 (1998 10-K/A)

*10.14 License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

*10.21 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q)

*10.22 ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27,2001 (2001 10-Q)

*10.23 Promissory Note dated November 9, 2001 by and between the Company and Larry Carr (2001 10-K)

*10.24 Promissory Note dated November 9, 2001 by and between the Company and Edward S. Redstone (2001 10-K)

*14.1          Code of Ethics (2002 10-K)

21.1           Subsidiaries of the Company

23.1           Consent of Marcum & Kliegman LLP

23.2           Consent of Grant Thornton LLP

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1           Independent Auditors' Reports and Financial Statements


(b) Reports on Form 8-K.

      There were no reports on Form 8-K filed during the quarter ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANTS FEES

The information relating to principal accountant fees and services contained in the 2004 Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SIMTROL, INC.


                                       By: /s/ Richard W. Egan
                                          --------------------------------------
Date:  March 30, 2004                  Richard W. Egan, Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.



Signature                                  Title                                 Date
---------                                  -----                                 ----
  /s/ Larry M. Carr                        Chairman of the Board                 March 30, 2004
---------------------------------
      Larry M. Carr


  /s/ Richard W. Egan                      Chief Executive Officer               March 30, 2004
---------------------------------
      Richard W. Egan


  /s/ Stephen N. Samp                      Chief Financial Officer               March 30, 2004
---------------------------------          (Principal Financial and
      Stephen N. Samp                      Accounting Officer)


  /s/ Dallas S. Clement                    Director                              March 30, 2004
---------------------------------
      Dallas S. Clement


  /s/ Julia B. North                       Director                              March 30, 2004
---------------------------------
      Julia B. North


  /s/ Edward S. Redstone                   Director                              March 30, 2004
---------------------------------
      Edward S. Redstone