Form 10QSB
period 2004-03-31
SIMTROL  INC
filed 2004-05-17
CIK 846775

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                        2200 NORCROSS PARKWAY, SUITE 255
                             NORCROSS, GEORGIA 30071
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (770) 242-7566
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

    YES |X|                                                   NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             OUTSTANDING AT
    CLASS OF SECURITIES                                       MAY 14, 2004
    -------------------

COMMON STOCK, $.001 PAR VALUE                                2,336,723


Transitional Small Business Disclosure Format:  YES |_|        NO |X|
                                                                   -

                         SIMTROL, INC. AND SUBSIDIARIES

                                   Form 10-QSB
                          Quarter Ended March 31, 2004

                                      Index


                                                                            Page


PART I.    FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheet as of
                  March 31, 2004 ........................................      3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2004 and 2003 ............      4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2004 and 2003 ............      5

                  Notes to Condensed Consolidated Financial Statements ..      6

          Item 2. Management's Discussion and Analysis of
                  Financial Conditionand Results of Operations .........      10

          Item 3. Controls and Procedures ..............................      13

PART II  OTHER INFORMATION

          Item 1. Legal Proceedings ..........................................14

          Item 2. Changes in Securities and Purchases of Equity Securities .. 14

          Item 6. Exhibits and Reports on Form 8-K .......................... 14

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004

                                   (UNAUDITED)

                             ASSETS

Current assets:
     Cash and cash equivalents                                     $     94,233
     Accounts receivable, net                                            31,916
     Capitalized financing costs                                        148,978
                                                                   ------------
           Total current assets                                         275,127

Property and equipment, net                                              69,115

Other long-term assets                                                   11,187
                                                                   ------------
                 Total assets                                      $    355,429
                                                                   ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Current portion of long-term debt and short-term borrowings   $    185,065
     Convertible debt, net of unamortized discounts of $145,629         849,371
     Accounts payable                                                   602,587
     Accrued expenses                                                   591,967
     Deferred revenues                                                    6,037
                                                                   ------------
           Total Current Liabilities                                  2,235,027

Long-term debt, less current portion                                     41,920

Commitments and contingencies

Stockholders' deficiency:
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 2,336,723 issued and outstanding               2,337
     Additional paid-in capital                                      60,034,533
     Accumulated deficit                                            (61,958,388)
                                                                   ------------
                 Total stockholders' deficiency                      (1,921,518)
                                                                   ------------
                Total liabilities and stockholders' deficiency     $    355,429
                                                                   ============
See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                 2004           2003
                                           -------------- --------------
Revenues:
  Software licenses                          $    25,816    $    34,492
  Service                                         25,042        115,813
                                             -----------    -----------
      Total revenues                              50,858        150,305
Cost of revenues
  Software licenses                               70,522         71,000
  Service                                           --           56,510
                                             -----------    -----------
      Total cost of revenues                      70,522        127,510
                                             -----------    -----------
      Gross (loss) profit                        (19,664)        22,795

Operating expenses:
    Selling, general, and administrative         271,547        131,390
    Research and development                     107,349        102,022
                                             -----------    -----------
Total operating expenses                         378,896        233,412

      Loss from operations                      (398,560)      (210,617)

Other income/(expenses)
  Gain on debt extinguishment                    254,302           --
  Other expense, primarily finance charges      (162,749)       (59,973)
  Debt conversion expense                           --         (431,599)
                                             -----------    -----------
Total other income (expenses)                     91,553       (491,572)

      Net loss                               $  (307,007)   $  (702,189)
                                             ===========    ===========

Net loss per common share:
    Basic and Diluted                        $     (0.13)   $     (0.35)
Weighted average shares outstanding
    Basic and diluted                          2,336,494      2,010,062
                                             ===========    ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2004         2003
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                       (392,565)    (163,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash provided by investing activities                       --           --

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) on short-term credit facilities                        (1,200)      (4,891)
     Net proceeds from convertible debt                                   479,000       30,000
    Net proceeds from stock issuances                                       5,000      142,600
                                                                        ---------    ---------
             Net cash provided by financing activities                    482,800      167,709


Increase (decrease) in cash and cash equivalents                           90,235        3,730
Cash and cash equivalents, beginning of the period                          3,998        1,307
                                                                        ---------    ---------
Cash and cash equivalents, end of the period                            $  94,233    $   5,037
                                                                        =========    =========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of stock warrants                                          $ 192,602    $  58,460
                                                                        ---------    ---------
    Beneficial conversion feature of convertible debt                   $ 127,242    $ 229,284
                                                                        ---------    ---------
    Conversion of debt and accrued interest to common stock             $    --      $ 768,061
                                                                        ---------    ---------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of March 31, 2004 and for all periods presented.

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2003 and for each of the two years ended December 31, 2003, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

On May 7, 2004, the Company effected a 1:10 reverse split of the Company's common stock. All share totals have been adjusted to reflect the 1:10 reverse split for all periods presented.

NOTE 2 - GOING CONCERN UNCERTAINTY

As of March 31, 2004, the Company had cash and cash equivalents of $94,233. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see
Note 5) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

              March 31, 2004        March 31, 2003
              --------------        --------------
Options              137,525               97,450
Warrants             900,923              306,871
Convertible Debt     488,569              200,040
                   ---------            ---------
Total              1,527,017              604,361
                   ---------            ---------

Accordingly, basic and diluted loss per share are identical.

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

                                                      Three Months Ended
                                                           March 31,
                                                       2004          2003
                                                  ==========================
Net loss as reported                                ($307,007)   ($702,189)

Add: stock-based employee compensation expense
determined under the intrinsic value method              --           --
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                 (7,789)     (68,122)
                                                    ---------    ---------
Pro forma net loss                                  ($314,796)   ($770,311)
                                                    ==========   =========

Net loss per share as reported-Basic and diluted    ($   0.13)   ($   0.35)
Pro forma net loss per share- Basic and diluted     ($   0.13)   ($   0.38)

Pro forma Information

The fair value for the fiscal 2004 and 2003 options issued was estimated at the date of grant using a Black-Scholes option-pricing model to be $0 and $86,667, respectively, with the following weighted-average assumptions.

Assumptions                          2004           2003
                                  ---------     ---------

Risk-free rate                      4.00%          4.00%
Annual rate of dividends                0              0
Volatility                            85%            86%

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

The following summarizes the stock option transactions for the three months ended March 31, 2004 and 2003:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                  Options              Price
                                               ----------          ---------
Options outstanding at January 1, 2003             97,450             $17.60
Granted                                                 -                  -
Exercised                                               -                  -
Terminated                                              -                  -
                                               -----------
Options outstanding at March 31, 2003              97,450             $17.60
                                               ===========

Options outstanding at January 1, 2004            137,525             $13.20
Granted                                                 -
Exercised                                               -
Terminated                                              -
Options outstanding at March 31, 2004             137,525             $13.20
                                               ===========


New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B, must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's financial statements.

Revenue Recognition

The Company's revenue recognition policy is significant because revenue is a key component of its results of operations. Revenue recognition also determines the timing of certain expenses. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product, Ongoer, and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $6,037 of deferred revenue at March 31, 2004.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - CONVERTIBLE DEBT

On February 4, 2004, the Company completed the sale of convertible notes with principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including $15,000 to one Board member. The interest rate of the notes is 10% and the conversion price of the Notes is $2.00 per share for all principal and accrued interest. The due date of the notes is August 4, 2004 and the notes are convertible to shares of common stock at any time before that date.

The Company also issued warrants to the Noteholders to purchase an aggregate of 287,500 shares of common stock with an exercise price of $2.00. Each warrant enables the holder to purchase the same number of shares as the holder would receive upon conversion of the 2004 Debt. In conjunction with the issuance of the 2004 Debt, the Company issued 169,000 warrants to Westminster Securities as a placement fee for the financing. In addition, Noteholders received additional warrants to purchase an aggregate of 575,000 shares of stock. Each warrant entitles the holder to purchase two shares of common stock for each share the holder would receive upon conversion of the Convertible Note, but the warrants may only be exercised in the event a holder actually elects to convert the Convertible Note into the Registrant's common stock. The exercise price of the warrants is $2.00 per share of common stock.

Offering costs totaled approximately $96,000 and the proceeds of the offering were used to fund current operational and overhead expenses.

In connection with the issuance of the 2004 Debt, $91,202 and $179,789 of the proceeds was allocated to the fair value of the warrants granted to purchase 287,500 and 575,000 shares of stock, respectively, and a beneficial conversion feature of $127,242 was recorded to reflect the discount on the 2004 Debt based on the relative fair values of the warrants and conversion feature of the 2004 Debt. These debt discounts are amortized to financing costs over the term of the 2004 Debt, except for the $179,789 attributed to the 575,000 warrants that can be exercised in the event of a conversion of the 2004 Debt. If any or all of the 2004 Debt is converted, the Company will record a portion or all of the $179,789 as debt conversion expense. For the three months ended March 31, 2004, $72,815 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. Additionally, $101,400 was capitalized as a financing fee for the warrants granted to Westminster Securities and this amount is amortized over the life of the 2004 Debt. Approximately $33,800 of this amount was amortized as a finance expense in the three months ended March 31, 2004.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

During the three months ended March 31, 2004, the Company issued 2,604 shares of its common stock for gross proceeds of $5,000 ($1.92 per share). During the three months ended March 31, 2003, the Company issued 59,417 shares of its common stock for gross proceeds of $142,600 ($2.40 per share), in a private placement to a limited number of accredited investors, including three members of the Company's Board. Offering costs were de minimis.

NOTE 7- MAJOR CUSTOMERS

Revenue from Telaid Industries, Polycom, and Lockheed Martin of $32,661, $11,266, and $6,931, respectively, comprised approximately 100% of consolidated revenues for the three months ended March 31, 2004. At March 31, 2004, related accounts receivable from these companies comprised 100% of consolidated receivables.

Revenue from Lockheed Martin, MCI, Polycom, and Duracell of $38,960, $32,826, $18,846, and $17,220, respectively, comprised approximately 71% of consolidated revenues for the three months ended March 31, 2003.

NOTE 8 - GAIN ON DEBT EXTINGUISHMENT

A gain of $254, 302 was recorded during the three months ended March 31, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2003 should be read in conjunction with this discussion and our consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

FINANCIAL CONDITION

During the quarter ended March 31, 2004, total assets increased approximately 55% to $355,429 from $229,299 at December 31, 2003. This was primarily the result of an increase in net capitalized financing costs during the quarter of $148,978, and an increase in cash of $90,235 resulting from the convertible debt issued during the quarter, partly offset by decreased software development costs, net of $69,406 due to amortization of previously capitalized software costs during the quarter.

Current liabilities increased by $126,164, or 6%, due primarily to the issuance of $575,000 of convertible debt and during the three months ended March 31, 2004, offset partially by a decrease in accounts payable of $322,263 that resulted principally from gains from debt extinguishments of $254,302 during the quarter.

RESULTS OF OPERATIONS

REVENUES

Revenues were $50,858 and $150,305 for the three months ended March 31, 2004 and 2003, respectively. The 66% decrease for the three months ended March 31, 2004 was primarily due to a $90,771 reduction in revenues from our older Omega product line, as well as a decrease in Ongoer revenues of $8,676. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) product line. The lower Omega revenues were due mainly to the discontinuance of maintenance contracts by many of our customers. Our lower Ongoer sales were due mainly to the decrease in orders from our largest Ongoer customer, whose orders fell due to the declining business condition of their customer for the product.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $56,988, or 45%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due primarily to the 66% decrease in revenues noted above.

Gross (loss) margins were approximately (39%) and 15% for the three months ended March 31, 2004 and 2003, respectively. The decrease resulted primarily from lower overall revenues and the amortization of capitalized software costs, equal to $69,406 in both periods, representing a larger percentage of revenues in the current year. Amortization of capitalized research and development software costs ended in March 31, 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $271,547 and $131,390 for the three months ended March 31, 2004 and 2003, respectively. The increase in the three-month period ended March 31, 2004 compared to the similar period in 2003 resulted primarily from accounting and auditing expenses of approximately $65,000 incurred during 2004, approximately $28,000 of non-refundable investment banking fees. The company filed all required SEC filings for 2003 during the quarter ended March 31, 2004 and engaged Westminster Securities to assist in raising capital during the current year.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $107,349 and $102,022 for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, we did not capitalize any software development costs related to new products under development.

GAIN ON DEBT EXTINGUISHMENTS

A gain of $254, 302 was recorded during the three months ended March 31, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended March 31, 2003.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $162,749 and $59,973 for the three months ended March 31, 2004 and 2003 consisted primarily of finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the condensed consolidated financial statements. The increase in interest expense from the prior year is due primarily to the issuance of an additional $575,000 of convertible debt during the three months ended March 31, 2004.

DEBT CONVERSION EXPENSE

A debt conversion expense of $431,599 was recorded in the three months ended March 31, 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

NET LOSS

Net loss for the three months ended March 31, 2004 was $307,007 compared to a net loss of $702,189 for the three months ended March 31, 2003. The loss in the three months ended March 31, 2003 was due primarily to the debt conversion expense of $431,599 recorded in conjunction with the conversion of a majority of the Company's convertible debt in January 2003.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of March 31, 2004, we had cash and cash equivalents of $94,233. We do not have sufficient funds to meet our cash flow requirements for the next twelve
(12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2003.

We used $392,565 in cash from operating activities in the three months ended March 31, 2004 primarily due to our loss of $307,007, which included a gain on debt extinguishments of $254,302 and the costs associated with filing of our overdue financial filings with the SEC, discontinuing the previous year's deferral of a portion of employees' salaries, and reducing accounts payable with proceeds of the convertible debt issued during the three months ended

March 31, 2004. The majority of the loss during the three months ended March 31, 2003 was due to debt conversion expense of $431,599. There was no cash used in investing activities for the three months ended March 31, 2004 or the three months ended March 31, 2003. Cash provided by financing activities in the three months ended March 31, 2004 consisted primarily of $479,000 of net proceeds from convertible debt issued in February 2004. Cash provided by financing activities in the three months ended March 31, 2003 of $167,709 consisted primarily of $142,600 of proceeds from the issuance of common stock and $30,000 of proceeds from the issuance of convertible debt.

We will require additional funding during the remainder of fiscal 2004 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2004. We have also used, rather than provided, cash in our operations for the three months ended March 31, 2004.

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

We expect to spend less than $35,000 for capital expenditures in the remainder of fiscal 2004.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and market our new Ongoer product line and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.

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

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

In connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2003, Marcum & Kliegman LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within our accounting function. We believe this resulted from continued cost cutting efforts, which resulted in the termination of various accounting personnel during 2002 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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

On April 18, 2004, QSA agreed to pay Citibank (West), FSB, $5,800 in settlement of the debt to Citibank and to pay Mr. Scovel $40,000 in settlement of all claims. The $5,800 and $3,000 of the settlement amount to Mr. Scovel were paid April 30. The remaining $37,000 due Mr. Scovel is due by June 15, 2004.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2004, we issued 2,604 shares of our common stock for gross proceeds of $5,000 ($1.92 per share), in a private placement to a limited number of accredited investors, including three of our directors. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

On February 4, 2004, the Company completed the sale of convertible notes with principal balance of $575,000. In conjunction with the sale, we issued warrants to Westminster Securities to purchase 169,000 shares of our common stock at a purchase price of $2.00, as a placement fee. Additional information regarding these issuances of securities is set forth in note 5 to the financial statements included in this Report.

The offers and sales of the above-described securities were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the offers and sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

     Exhibit No. Description

     3.1 Certificate of Incorporation, including Certificate of Stock Designation dated September 25, 1990, and amendments dated December 26, 1990, August 19, 1991 and October 17, 1991 (incorporated herein by reference to Exhibit 3-1 of the Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D))

     3.2 Amended Bylaws of the Company as presently in use (incorporated herein by reference to Exhibit 3.2 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D))

     3.3 Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992)

     3.6 Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

     3.7 Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

     3.9 Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended )

     3.10 Certificate of Amendment to Certificate of Incorporation filed on June 28, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

     3.11 Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

     31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

     31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

On January 26, 2004 we filed a Form 8-K regarding the closing of a private placement of equity securities to a limited number of accredited investors effective January 23, 2004. On that date, we also filed a Form 8-K indicating the resignation of Grant Thornton LLP as our independent auditors effective January 16, 2004. On February 9, 2004, we filed a Form 8-K reporting the hiring of Marcum & Kliegman LLP as our independent auditors and the closing of a Convertible Note financing with a limited number of accredited investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SIMTROL, INC.

Date:    May 17, 2004          /s/ Richard W. Egan
                               -----------------------------------------
                               Chief Executive Officer
                               (Principal executive officer)


                               /s/ Stephen N. Samp
                               -----------------------------------------
                               Chief Financial Officer
                               (Principal financial and accounting officer)

                                  EXHIBIT INDEX
Exhibit No.       Description
-----------       -----------

3.11              Certificate of Amendment to Certificate of Incorporation
                   filed on May 7, 2004

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