Form 10QSB
period 2004-06-30
SIMTROL  INC
filed 2004-08-12
CIK 846775

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

              YES ___                                     NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
        CLASS OF SECURITIES                           AUGUST 6, 2004

COMMON STOCK, $.001 PAR VALUE                           3,389,381

Transitional Small Business Disclosure Format   YES ___  NO _X_

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                           Quarter Ended June 30, 2004

                                      Index

                                                                                            Page
                                                                                            ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements (Unaudited):

                     Condensed Consolidated Balance Sheet as of
                     June 30, 2004......................................................      3

                     Condensed Consolidated Statements of Operations for the
                     Three Months and Six Months Ended June 30, 2004 and 2003...........      4

                     Condensed Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2004 and 2003............................      5

                     Notes to Condensed Consolidated Financial Statements ..............      6

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations............................     10

            Item 3.  Controls and Procedures............................................     15

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings .................................................     15

            Item 2.  Changes in Securities and Purchases of Equity Securities...........     15

            Item 6.  Exhibits and Reports on Form 8-K ..................................     16

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     JUNE 30,
                                     ASSETS                           2004
                                                                   ------------
Current assets:
     Cash and cash equivalents                                     $    360,540
     Accounts receivable, net                                           446,646
                                                                   ------------
           Total current assets                                         807,186

Property and equipment, net                                              60,407

Other assets:
     Other long term assets                                              11,187
                                                                   ------------
                 Total assets                                      $    878,780
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Current portion of long-term debt and short-term borrowings   $     11,739
     Convertible debt                                                   410,000
     Accounts payable                                                   188,160
     Accrued expenses                                                   406,733
     Deferred revenues                                                   41,667
                                                                   ------------
           Total Current Liabilities                                  1,058,299

Commitments and contingencies

Stockholders' deficiency:
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 3,233,131  issued and outstanding              3,233
     Additional paid-in capital                                      61,798,291
     Accumulated deficit                                            (61,981,043)
                                                                   ------------
                 Total stockholders' deficiency                        (179,519)
                                                                   ------------
                Total liabilities and stockholders' deficiency     $    878,780
                                                                   ============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30                         JUNE 30
                                                  ----------------------------      ----------------------------
                                                      2004            2003              2004            2003
                                                  -----------      -----------      -----------      -----------
Revenues:
  Software licenses                               $   393,240      $    47,025      $   419,056      $    81,518
  Service                                              18,428           91,290           43,470          207,102
                                                  -----------      -----------      -----------      -----------
      Total revenues                                  411,668          138,315          462,526          288,620
Cost of revenues
  Software licenses                                     7,427           72,950           77,949          143,950
  Service                                               2,069           14,387            2,069           70,897
                                                  -----------      -----------      -----------      -----------
      Total cost of revenues                            9,496           87,337           80,018          214,847
                                                  -----------      -----------      -----------      -----------
      Gross profit                                    402,172           50,978          382,508           73,773

Operating expenses:
    Selling, general, and administrative              260,036          177,640          531,583          309,029
    Research and development                          110,358          101,972          217,707          203,995
                                                  -----------      -----------      -----------      -----------
Total operating expenses                              370,394          279,612          749,290          513,024

        Income/(loss) from operations                  31,778         (228,634)        (366,782)        (439,251)

Other income/(expenses)
Other expense, primarily finance charges             (284,587)         (76,982)        (447,336)        (136,955)
Debt conversion expense                              (164,155)              --         (164,155)        (431,599)
Gain on debt extinguishment                           394,309               --          648,611               --
                                                  -----------      -----------      -----------      -----------
Total other income/(expenses)                         (54,433)         (76,982)          37,120         (568,554)
                                                  -----------      -----------      -----------      -----------
        Net loss                                  $   (22,655)     $  (305,616)     $  (329,662)     $(1,007,805)


Net loss per common share, basic and diluted:
            Net loss per share                    $     (0.01)     $     (0.14)     $    (0.13)      $     (0.49)
                                                  ===========      ===========      ===========      ===========

Weighted shares outstanding
    basic and diluted                               2,600,208        2,139,455        2,468,351        2,075,158
                                                  ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ----------------------------
                                                                              2004             2003
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                        $  (904,619)     $  (358,201)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash provided by investing activities                             --               --
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term credit facilities                                (156,654)          (4,891)
     Payments proceeds on long-term debt                                      (59,792)              --
     Payments of convertible debt                                             (60,000)
     Net proceeds from convertible debt                                       479,000           30,000
     Net proceeds from stock issuances                                      1,058,607          346,200
                                                                          -----------      -----------
             Net cash provided by financing activities                      1,261,161          371,309
                                                                          -----------      -----------

Increase in cash and cash equivalents                                         356,542           13,108
Cash and cash equivalents, beginning of the period                              3,998            1,307
                                                                          -----------      -----------
Cash and cash equivalents, end of the period                              $   360,540      $    14,415
                                                                          ===========      ===========

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants                                                $    91,202      $    58,460
                                                                          -----------      -----------
Capitalization of financing fees                                          $   101,400               --
                                                                          -----------      -----------
Beneficial conversion feature of convertible debt                         $   127,242      $   229,284
                                                                          -----------      -----------
Conversion of debt and accrued interest to common stock                   $   542,825      $   768,061
                                                                          -----------      -----------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of June 30, 2004 and for all periods presented.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As of June 30, 2004, the Company had cash and cash equivalents of $360,540. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 5) and on June 4, 2004, the Company issued $1,250,000 of equity securities (see Note 6) in private placements. There can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

                      June 30, 2004    June 30, 2003
                        ---------        ---------
Options                   347,525          124,525
Warrants                2,190,741          306,871
Convertible Debt          194,217          202,403
                        ---------        ---------
Total                   2,732,483          633,799
                        ---------        ---------

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

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                          --------------------------------------------------------------------
                                                                  2004             2003              2004             2003
                                                          ---------------------------------------------------------------------
Net loss as reported                                             ($22,655)       ($305,616)        ($329,662)     ($1,007,805)

Add: stock-based employee compensation expense
determined under the intrinsic value method                            --               --                --               --
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                            (14,924)         (22,827)          (22,712)         (90,949)

                                                          ---------------------------------------------------------------------
Pro forma net loss                                               ($37,579)       ($328,443)        ($352,374)     ($1,098,754)
                                                          =====================================================================

Net loss per share as reported-Basic and diluted                   ($0.01)          ($0.14)           ($0.13)          ($0.49)
Pro forma net loss per share- Basic and diluted                    ($0.01)          ($0.15)           ($0.14)          ($0.53)

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

Revenue Recognition

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC based software product, Ongoer, and its older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $41,667 of deferred revenue at June 30, 2004.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On May 1, 2003, Citibank (West), FSB, filed suit in San Diego Superior Court, North County Division, against one of the Company's subsidiaries, Quality Software Associates, Inc. ("QSA"), and Mark Scovel, the individual from whom the Company acquired QSA in March 2001. CitiBank seeks to recover $8,000 of credit card indebtedness under a credit card held by QSA that was personally guaranteed by Mr. Scovel. On June 24, 2003, Mr. Scovel filed a cross-complaint against QSA and the Company claiming that the Company had assumed the debt in connection with its acquisition of QSA. Mr. Scovel's complaint also seeks declaratory relief, seeking a judgment that QSA and the Company are also liable for several other QSA debts, in an aggregate amount of less than $50,000. Mr. Scovel also seeks attorneys' fees.

The Company has filed a cross-complaint against Mr. Scovel seeking damages of approximately $56,000 and alleging a breach of the representations and warranties relating to the collectibility of certain accounts receivables contained in the Merger Agreement under which the Company acquired QSA.

On April 18, 2004, QSA agreed to pay Citibank (West), FSB, $5,800 in settlement of the debt to Citibank and to pay Mr. Scovel $40,000 in settlement of all claims. As of June 30, 2004, both of these amounts had been fully paid.

NOTE 5 - CONVERTIBLE DEBT

The Company issued an aggregate of $30,000 of convertible debt ("2003 Debt") to two of its directors during the six months ended June 30, 2003. The 2003 Debt accrued interest at prime plus 1% (5.00% at June 30, 2003) and was convertible into restricted common stock at a price of $2.40 per share. All outstanding principal and interest amounts were converted into 12,842 shares of restricted common stock on July 22, 2003.

On February 4, 2004, the Company completed the sale of convertible notes with principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including one Board member for $15,000. The interest rate of the notes is 10% and the conversion price of the Notes is $2.00 per share for all principal and accrued interest. The due date of the notes is August 4, 2004 and the notes are convertible to shares of common stock at any time before that date.

The Company also issued warrants to the Noteholders to purchase an aggregate of 287,500 shares of common stock with an exercise price of $2.00 per share. Each warrant enables the holder to purchase the same number of shares as the holder would receive upon conversion of the 2004 Debt. In conjunction with the issuance of the 2004 Debt, the Company issued 169,000 warrants to Westminster Securities as a placement fee for the financing. Noteholders received additional warrants to purchase an aggregate of 575,000 shares of stock. Each warrant entitles the holder to purchase two shares of common stock for each share the holder would receive upon conversion of the 2004 Debt, but the warrants may only be exercised in the event a holder actually elects to convert the 2004 Debt into the Company's common stock. The exercise price of the warrants is $2.00 per share of common stock.

Offering costs totaled approximately $96,000 and the net proceeds of the offering were used to fund current operational and overhead expenses.

In connection with the issuance of the 2004 Debt, $91,202 and $179,789 of the proceeds were allocated to the fair value of the warrants granted to purchase 287,500 and 575,000 shares of stock, respectively, and a beneficial conversion feature of $127,242 was recorded to reflect the discount on the 2004 Debt based on the relative fair values of the warrants and conversion feature of the 2004 Debt. These debt discounts are amortized to financing costs over the term of the 2004 Debt, except for the $179,789 attributed to the 575,000 warrants that can be exercised in the event of a conversion of the 2004 Debt. In June 2004, $525,000 of the 2004 Debt converted in to 271,409 shares of common stock. As a result, the Company recorded $164,155 of warrant value as debt conversion expense. For the three months ended March 31, 2004, $72,815 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. For the three months ended, June 30, 2004, $146,329 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. Additionally, $101,400 was capitalized as a financing fee for the warrants granted to Westminster Securities and this amount was amortized over the life of the 2004 Debt. Approximately $33,800 of this amount was amortized as a finance expense in the three months ended March 31, 2004 and the remaining $67,600 was expensed in the three months ended June 30, 2004.

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

On June 4, 2004, the Company issued 625,000 shares of its common stock for gross proceeds of $1,250,000 in a private placement of equity to a limited number of accredited investors. The Company also issued warrants to purchase a total of 625,000 shares of stock to these investors. The exercise price of the warrants is $2.00 per share.

NOTE 7- MAJOR CUSTOMERS

Revenue from a customer of $424,461 comprised approximately 92% of consolidated revenues for the six months ended June 30, 2004. At June 30, 2004, related accounts receivable from this company comprised $427,430 (96%) of consolidated receivables.

Revenue from five customers of $63,118, $53,124, $42,081, $33,457, and $20,080 comprised approximately 73% of consolidated revenues for the six months ended June 30, 2003.

NOTE 8 - GAIN ON DEBT EXTINGUISHMENT

Gains of $394,309 and $648,611 were recorded during the three months and six months ended June 30, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements.

NOTE 9 - SUBSEQUENT EVENT

On July 9, 2004, the Company issued 156,250 shares of its common stock for gross proceeds of $312,500 in a private placement of equity to a limited number of accredited investors. The Company also issued warrants to purchase a total of 156,250 shares of stock to these investors. The exercise price of the warrants is $2.00 per share.

Offering costs totaled approximately $50,000. The proceeds of the offering will be used to fund current operational and overhead expenses of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in our balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2003 should be read in conjunction with this discussion and our consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC based software product Ongoer and our older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from Ongoer software sales upon shipment as we sell the product to audiovisual integrators. Revenue on Omega maintenance contracts is recognized over the term of the related contract.

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

FINANCIAL CONDITION

During the six months ended June 30, 2004, total assets increased approximately 283% to $878,780 from $229,299 at December 31, 2003. The increase in assets was primarily the result of the net proceeds received from the issuance of $575,000 of convertible debt (see note 5) in February 2004 and $1,250,000 of equity securities (see note 6) in June 2004 in private placements, less cash used to retire overdue liabilities of the Company. See notes 5 and 6 to our financial statements.

Current liabilities decreased $1,050,563 or 50%, due primarily to the retirement of liabilities with proceeds of the sale of convertible debt and common stock and warrants during the current year and the conversion of $525,000 of the Convertible Debt to equity on June 4, 2004. In conjunction with the retirement of various liabilities, the Company recorded $648,611 in debt extinguishment gains for liabilities retired for less than their recorded values.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no material off-balance sheet arrangements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

Revenues were $411,668 and $138,315 for the three months ended June 30, 2004 and 2003, respectively. The 198% increase for the three months ended June 30, 2004 was primarily due to increased software revenues resulting from an approximately $364,000 multi-site sale of ONGOER and Onguard to one customer in June 2004. Service revenues of $18,428 for the three months ended June 30, 2004 represented a decrease of $72,862 compared to the three months ended June 30, 2003, due primarily to additional customers discontinuing maintenance support at the end of multi-year contracts.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $77,841, or 89%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due primarily to the previous amortization of previously capitalized software development costs that ended in March 2004.

Gross margins were approximately 98% and 37% for the three months ended June 30, 2004 and 2003, respectively. The increased margin is due primarily to higher software sales in the current period as well as the higher amortization of previously capitalized software development costs during the prior year as amortization of these costs ended in March 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $260,036 and $177,640 for the three months ended June 30, 2004 and 2003, respectively. The increase in the three-month period ended June 30, 2004 compared to the similar period in 2003 resulted primarily from increased legal expenses, including a $40,000 settlement payment regarding certain litigation, professional fees, audit, and travel expenses due to increased sales and marketing efforts during the current year.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. Research and development costs expensed increased to $110,358 in the three months ended June 30, 2004 versus $101,972 in the three months ended June 30, 2003 due primarily to higher wage and employee benefit expenses during the current period.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $284,587 and $76,982 for the three months ended June 30, 2004 and 2003 consisted primarily of finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the condensed consolidated financial statements. The increase in interest expense from the prior year is due primarily to the issuance of an additional $575,000 of convertible debt during the three months ended March 31, 2004.

DEBT CONVERSION EXPENSE

A debt conversion expense of $164,155 was recorded in June 2004 upon the conversion of the convertible notes issued in February 2004 to reflect the fair value of additional warrants granted upon the conversion. See note 5 to the unaudited financial statements included herein.

GAIN ON DEBT EXTINGUISHMENTS

A gain of $394,309 was recorded during the three months ended June 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended June 30, 2003.

NET LOSS

Net loss for the three months ended June 30, 2004 was $22,655 compared to a net loss of $305,616 for the three months ended June 30, 2003. The decrease in net loss for the period was due primarily to the higher software revenues during the current period as well as the gain on debt extinguishment during the period, partly offset by higher finance costs resulting from the issuance of an additional $575,000 of convertible debt during the three months ended March 31, 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

Revenues were $462,526 and $288,620 for the six months ended June 30, 2004 and 2003, respectively. The 60% increase for the six months ended June 30, 2004 was primarily due to increased software revenues of $337,538 during 2004, including an approximately $364,000 multi-site sale to an integrator for implementation at one end user. Partly offsetting the software revenue increase was a reduction in service revenues of $163,632 associated with our older Omega product line as additional customers discontinued their service contracts at the end of multi-year contracts during 2003 and 2004.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $134,829, or 63%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to the discontinuance of the amortization of previously capitalized software development costs in March 2004 as well as the lower service revenues during the current period as subcontractors were used to service international customers that have discontinued service contracts.

Gross margins were approximately 83% and 26% for the six months ended June 30, 2004 and 2003, respectively. The decrease from prior year was due primarily to the higher software revenues during the current year as well as the periodic charge for amortization of capitalized software development costs being larger in the prior year as all capitalized software costs were amortized as of March 31, 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $531,583 and $309,029 for the six months ended June 30, 2004 and 2003, respectively. The increase in the six-month period ended June 30, 2004 compared to the similar period in 2003 resulted primarily from an $80,000 increase in 2004 in accounting and auditing expenses, and an increase of approximately $45,000 in non-refundable investment banking fees. The increase in accounting and auditing expenses resulted from our filing all required Forms 10-QSB for 2003 during the quarter ended March 31, 2004. The increased investment banking fees related to the engagement of Westminster Securities to assist in raising capital during the current year.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $69,406 and $138,812 for the six months ended June 30, 2004 and 2003, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001 and ended amortization in March 2004. Research and development expenses increased to $217,707 for the six months ended June 30, 2004 from $203,995 forn the six months ended June 30, 2003 due primarily to higher wage and employee benefit expenses during the current period.

OTHER EXPENSE, PRIMARILY FINANCE CHARGES

Other expense, primarily finance charges of $447,336 for the six months ended June 30, 2004 consisted primarily of finance charges associated with our issuance of convertible debt during previous fiscal years as well as February 2004. A majority of our 2002 Debt was converted to restricted common stock in January 2003. Other expense, primarily finance charges of $136,955 in the six months ended June 30, 2003 consisted primarily of the amortization of the warrant value and the beneficial conversion feature of the convertible debt issued between the fourth quarter 2001 and the six months ended June 30, 2003. See note 6 to the financial statements.

DEBT CONVERSION EXPENSE

A debt conversion expense of $164,155 was recorded in June 2004 upon the conversion of the convertible notices issued in February 2004 to reflect the fair value of additional warrants granted upon the conversion. See note 5 to the unaudited financial statements included herein. A debt conversion expense of $431,599 was recorded for the six months ended June 30, 2003 to reflect the fair value of additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

GAIN ON DEBT EXTINGUISHMENTS

A gain of $648,611 was recorded during the six months ended June 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the six months ended June 30, 2003.

NET LOSS

Net loss for the six months ended June 30, 2004 was $329,662 compared to a net loss of $1,007,805 for the six months ended June 30, 2003. Approximately half the net loss in the prior year was due to the debt conversion expense recorded in January 2003 in conjunction with the conversion a majority of our convertible debt into restricted common shares at that time.

LIQUIDITY AND SOURCES OF CAPITAL

As of June 30, 2004, we had cash and cash equivalents of $360,540. We do not have sufficient funds to meet our cash flow requirements for the next twelve
(12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2003.

We used $904,619 in cash from operating activities in the six months ended June 30, 2004 compared to $358,201 during the six months ended June 30, 2003 due primarily to retirements of various past due obligations with proceeds from the 2004 Debt in February 2004 and equity securities issued in June 2004. We did not use any cash for investing activities for the six months ended June 30, 2004 or the six months ended June 30, 2003. Cash provided by financing activities in the six months ended June 30, 2004 consisted primarily of $575,000 of convertible debt issued in February 2004 and $1,250,000 of equity securities issued in June 2004, excluding offering costs. Convertible notes in the amount of $60,000 were repaid with proceeds from the equity securities and the Company's note payable for past due rent of approximately $216,000 was also retired in full for payments totaling $70,000. Cash provided by financing activities in the six months ended June 30, 2003 of $371,309 consisted primarily of $346,200 of proceeds from the issuance of restricted common stock and $30,000 of convertible debt. We have relied on a combination of investments of convertible debt and common stock from private investors, including four members of our Board of Directors, to fund operations since November 2001.

We will require additional funding during the remainder of fiscal 2004 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2004. We have also used, rather than provided, cash in our operations for the six months ended June 30, 2004.

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

We expect to spend less than $5,000 for capital expenditures in the remainder of 2004.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

On April 18, 2004, QSA agreed to pay Citibank (West), FSB, $5,800 in settlement of the debt to Citibank and to pay Mr. Scovel $40,000 in settlement of all claims. The $5,800 and $3,000 of the settlement amount to Mr. Scovel were paid April 30. The remaining $37,000 due Mr. Scovel was paid on June 15, 2004.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

On June 4, 2004, we issued 625,000 shares of our common stock for gross proceeds of $1,250,000 in a private placement to a limited number of accredited investors. We also issued warrants to purchase a total of 625,000 shares of common stock to these investors. The exercise price of the warrants is $2.00 per share. The offers and sales of these securities were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the offers and sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

We held our 2004 Annual Meeting of Shareholders on April 22, 2004. The following items were voted upon and the results of the voting were as follows:

      (1)   To elect five directors, Larry M. Carr, Dallas S. Clement, Richard
            W. Egan, Julia B. North and Edward S. Redstone, to serve as Directors on our Board of Directors for a term of one year, expiring at the 2005 Annual Meeting of shareholders, and until their successors are elected and qualified. There were 1,325,303, 1,325,310, 1,324,589, 1,320,728, and 1,325,310 votes for, and 7,255,
            7,248, 7,969, 11,830, and 7,248 withheld, for each of Mr. Carr, Mr. Clement, Mr. Egan, Ms. North and Mr. Redstone, respectively.

      (2) To approve a one-for-ten reverse stock split of the Company's outstanding common stock. The votes of the shareholders to approve a one-for-ten reverse stock split of the Company's outstanding common stock were as follows: 1,291,702 votes in favor, 35,808 votes opposed, and 5,048 votes abstained.

      (3) To approve an amendment to the Company's 2002 Stock Option Plan to increase the number of shares of the Company's common stock that may be issued under the Plan. The votes of the shareholders to approve the amendment were as follows: 1,294,435 votes in favor, 33,067 votes opposed, and 5,056 votes abstained.

      (4) To ratify the appointment of Marcum & Kliegman LLP as the Company's independent auditors for the fiscal year ending December 31, 2004. The votes of the shareholders to ratify Marcum & Kliegman LLP as our independent auditors were as follows: 1,322,651 votes in favor, 8,119 votes opposed, and 1,788 votes abstained.

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

                                     SIMTROL, INC.

Date:    August 12, 2004             /s/ Richard W. Egan
                                     -------------------------------------------
                                     Chief Executive Officer
                                     (Principal executive officer)


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