Form 10QSB
period 2004-09-30
SIMTROL  INC
filed 2004-11-15
CIK 846775

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                         Commission file number 1-10927

                                  SIMTROL, INC.
        (Exact name of small business issuer as specified in its charter)

   Delaware                                                      58-2028246
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

    2200 Norcross Parkway, Suite 255
            Norcross, Georgia                                          30071
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

                     YES   |X|             NO  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding at
         Class of Securities                      October 31, 2004

Common Stock, $.001 Par Value                     3,712,914

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                        Quarter Ended September 30, 2004

                                      Index

                                                                                                  Page
                                                                                                  ----
 PART I.        FINANCIAL INFORMATION

                Item 1.  Financial Statements (Unaudited):

                             Condensed Consolidated Balance Sheet as of
                             September 30, 2004................................................. ...3

                             Condensed Consolidated Statements of Operations for the
                             Three and Nine Months Ended September 30, 2004 and 2003............ ...4

                             Condensed Consolidated Statements of Cash Flows for the
                             Nine Months Ended September 30, 2004 and 2003...................... ...5

                             Notes to Condensed Consolidated Financial Statements .............. ...6

                Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations................................ ...9

                Item  3. Controls and Procedures ..................................................14

 PART II.       OTHER INFORMATION

                Item 2.  Changes in Securities and Purchases of Equity Securities............... ..14

                Item 6.  Exhibits............................................................... ..14

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS                        September 30,
                                                                       2004
                                                                   ------------
Current assets:
     Cash and cash equivalents                                     $    490,364
     Accounts receivable, net                                           264,987
                                                                   ------------
           Total current assets                                         755,351

Property and equipment, net                                              51,700

Other assets:
     Other long-term assets                                              11,187
                                                                   ------------
                 Total assets                                      $    818,238
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt and short-term borrowings   $      6,090
     Accounts payable                                                   146,221
     Accrued expenses                                                    77,000
     Deferred revenue                                                    29,167
                                                                   ------------
           Total current liabilities                                    258,478

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.00025 par value; authorized
          800,000 shares, none issued and outstanding                        --
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 3,712,914 shares issued and
outstanding                                                               3,713
     Additional paid-in capital                                      62,820,260
     Accumulated deficit                                            (62,264,213)
                                                                   ------------
                 Total stockholders' equity                             559,760
                                                                   ------------
                Total liabilities and stockholders' equity         $    818,238
                                                                   ============

           See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------    --------------------------
                                                     2004           2003            2004            2003
                                                 -----------    -----------    -----------    -----------
Revenues:
  Software licenses                              $    32,218    $    76,563    $   451,274    $   158,078
  Service                                             23,503         56,705         67,073        263,809
                                                 -----------    -----------    -----------    -----------
      Total revenues                                  55,821        133,268        518,347        421,887
Cost of revenues
  Software licenses                                      933         72,841         78,882        216,791
  Service                                                 --             60          2,069         70,957
                                                 -----------    -----------    -----------    -----------
      Total cost of revenues                             933         72,901         80,951        287,748
                                                 -----------    -----------    -----------    -----------
      Gross profit                                    54,888         60,367        437,396        134,139

Operating expenses:
    Selling, general, and administrative             192,044        161,486        723,627        470,516
    Research and development                         111,756        107,224        329,463        311,218
                                                 -----------    -----------    -----------    -----------
Total operating expenses                             303,800        268,710      1,053,090        781,734

      Loss from operations                          (248,912)      (208,343)      (615,694)      (647,595)

Other (income)/expenses:
  Other expense, primarily finance charges           (20,458)       (77,164)      (467,794)      (214,118)
  Debt conversion expense                            (81,488)            --       (245,643)      (431,599)
Gain on debt extinguishments                          67,688             --        716,299             --
                                                 -----------    -----------    -----------    -----------
Total other (income)/expenses                        (34,258)       (77,164)         2,862       (645,717)
                                                 -----------    -----------    -----------    -----------

      Net loss                                   $  (283,170)   $  (285,507)   $  (612,832)   $(1,293,312)
                                                 ===========    ===========    ===========    ===========

Net loss per common share, basic and diluted     $     (0.08)   $     (0.13)       $(0.23)   $      (0.61)
                                                 ===========    ===========    ===========    ===========

Weighted shares outstanding, basic and diluted     3,401,729      2,217,426      2,683,799      2,123,074
                                                 ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        ---------------------------
                                                                          2004            2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating
activities                                                              $(1,244,808)   $ (465,460))

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash used in investing activities                               --             --
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term credit facilities                              (162,303)        (4,890)
     Payments on long-term debt                                             (59,792)            --
     Payments of convertible debt                                           (70,000)            --
     Proceeds from convertible debt                                         479,000         30,000
     Net proceeds from stock issuances                                    1,544,269        451,200
                                                                        -----------    -----------
             Net cash provided by financing activities                    1,731,174        476,310
                                                                        -----------    -----------

Increase in cash and cash equivalents                                       486,366         10,850
Cash and cash equivalents, beginning of the period                            3,998          1,307
                                                                        -----------    -----------
Cash and cash equivalents, end of the period                            $   490,364    $    12,157
                                                                        ===========    ===========

Supplemental schedule of non-cash investing and financing activities:

Conversion of debt and accrued interest to common stock                 $ 1,004,304    $   798,882
                                                                        -----------    -----------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to make the financial position, results of operations, and cash flows not misleading as of September 30, 2004 and for all periods presented.

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

On May 7, 2004, the Company effected a 1:10 reverse split of the Company's common stock. All share amounts have been adjusted to reflect the 1:10 reverse split for all periods presented.

Note 2 - Going Concern Uncertainty

As of September 30, 2004, the Company had cash and cash equivalents of $490,364. The Company may not have sufficient funds for the next twelve months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its Ongoer product line. During the nine months ended September 30, 2004 the Company issued $575,000 of convertible debt (see Note 5) and sold 915,104 shares of its common stock for an aggregate purchase price of $1,830,000 in gross proceeds (see note 6). However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

                       September 30, 2004   September  30, 2003
                       ------------------  -------------------
Options                     400,275            124,525
Warrants                  2,792,436            306,871
Convertible Debt                 --            202,403
                          ---------          ---------
Total                     3,192,711            633,799
                          ---------          ---------

Accordingly, basic and diluted loss per share are identical.

Stock-Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS No. 123. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                    --------------------------------------------------------------------
                                                             2004             2003             2004              2003
                                                    ---------------------------------------------------------------------
Net loss as reported                                      ($283,170)       ($285,507)        ($612,832)     ($1,293,312)

Add: stock-based employee compensation expense
determined under the intrinsic value method                        -                -                 -                -
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                     (121,840)         (39,308)         (144,553)        (130,257)

                                                    ---------------------------------------------------------------------
Pro forma net loss                                        ($405,010)       ($324,815)        ($757,385)     ($1,423,569)
                                                    =====================================================================

Net loss per share, as reported                              ($0.08)          ($0.13)           ($0.23)          ($0.61)
Pro forma net loss per share- Basic and diluted              ($0.12)          ($0.15)           ($0.28)          ($0.67)

Revenue Recognition

Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during the presented periods: its PC-based software product, Ongoer, and its older proprietary hardware and software product, Omega. Revenue from the sale of hardware is recognized upon the transfer of title when shipped. The Company recognizes revenue from Ongoer software sales upon shipment as the Company sells the product to audiovisual integrators. Revenue on maintenance contracts for Omega systems is recognized over the term of the related contract resulting in $29,167 of deferred revenue at September 30, 2004.

Note 4 - Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On May 1, 2003, Citibank (West), FSB, filed suit in San Diego Superior Court, North County Division, against one of the Company's subsidiaries, Quality Software Associates, Inc. ("QSA"), and Mark Scovel, the individual from whom we acquired QSA in March 2001. On June 24, 2003, Mr. Scovel filed a cross-complaint against QSA and Simtrol, Inc. claiming that Simtrol had assumed the debt in connection with its acquisition of QSA. In April 2004, the Company and QSA settled its pending lawsuit with Citibank (West) and Mr. Scovel. The aggregate claims paid in the settlement were approximately $46,000.

Note 5 - Convertible Debt

On February 4, 2004, the Company completed the sale of convertible notes with a principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including one Board member who purchased $15,000. The interest rate of the notes is 10% and the conversion price of the notes is $2.00 per share for all principal and accrued interest. The due date of the notes was August 4, 2004 and the notes were convertible to shares of common stock at any time before that date.

The Company also issued warrants to the noteholders to purchase an aggregate of 287,500 shares of common stock with an exercise price of $2.00 per share. Each warrant enables the holder to purchase the same number of shares as the holder would receive upon conversion of such holder's notes. In conjunction with the issuance of the 2004 Debt, the Company issued 169,000 warrants to Westminster Securities as a placement fee for the financing. Noteholders received additional warrants to purchase an aggregate of 575,000 shares of stock. Each warrant entitles the holder to purchase two shares of common stock for each share the holder would receive upon conversion of such holder's notes, but the warrants may only be exercised in the event a holder actually elects to convert his or her notes into the Company's common stock. The exercise price of the warrants is $2.00 per share of common stock.

Offering costs totaled $96,000 and the proceeds of the offering were used to fund current operational and overhead expenses.

In connection with the issuance of the 2004 Debt, $91,202 and $179,789 of the proceeds was allocated to the fair value of the warrants granted to purchase 287,500 and 575,000 shares of stock, respectively, and a beneficial conversion feature of $127,242 was recorded to reflect the discount on the 2004 Debt based on the relative fair values of the warrants and conversion feature of the 2004 Debt. These debt discounts were amortized to financing costs over the term of the 2004 Debt, except for the $179,789 attributed to the 575,000 warrants that could be exercised in the event of a conversion of the 2004 Debt. In June 2004, $525,000 of the 2004 Debt was converted into 271,409 shares of common stock. As a result, the Company recorded $164,155 of warrant value as debt conversion expense. For the nine months ended September 30, 2004, $219,144 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. Additionally, $101,400 was capitalized as a financing fee for the warrants granted to Westminster Securities and this amount was amortized over the life of the 2004 Debt. Approximately $33,800 of this amount was amortized as a financing expense prior to conversion and the remaining $67,600 was expensed at the conversion date.

In January 2004, the 2001 Debt was extended to December 31, 2004 and the debt holders agreed to convert all principal and interest to common stock at the close of the private placement of equity securities. Additionally, the Company agreed to issue the debt holders warrants to purchase two shares of stock for each share of stock created by conversion of the 2001 Debt, contingent upon the conversion of the principal note and interest to common stock. All the principal and interest of the 2001 Debt converted to 192,283 shares of common stock on September 30, 2004. The Debt holders were granted warrants to purchase 384,566 shares of stock on the conversion date of the Debt at an exercise price of $2.00 per share. As a result, the Company recorded $81,488 of warrant value as debt conversion expense on that date.

Note 6 - Stockholders' Equity

On January 9, 2004, the Company issued 2,604 shares of its common stock for gross proceeds of $5,000 ($1.92 per share). During the nine months ended September 30, 2004 the Company issued 912,500 shares of its common stock for gross proceeds of $1,825,000 ($2.00 per share) in private placements of equity to limited numbers of accredited investors. The Company also issued warrants to purchase a total of 915,104 shares of stock to these investors at exercise prices of $2.00 per share. Offering costs totaled approximately $286,000.

Note 7- Major Customers

Revenue from one customer of $461,216 comprised approximately 89% of consolidated revenues for the nine months ended September 30, 2004. At September 30, 2004, related accounts receivable from this customer comprised $252,165 (95%) of consolidated net receivables.

Revenue from five customers in the amounts of $75,360, $71,957, 68,031, $56,325, and $46,937 comprised approximately 76% of consolidated revenues for the nine months ended September 30, 2003.

Note 8 - Gain on Debt Extinguishments

Gains of $67,688 and $716,299 were recorded during the three months and nine months ended September 30, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements. There were no such agreements during the three and nine months ended September 30, 2003.

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

                          Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software product Ongoer and our older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from Ongoer software sales upon shipment as we sell the product to audiovisual integrators. Revenue on Omega maintenance contracts is recognized over the term of the related contract.

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

Financial Condition

During the nine months ended September 30, 2004, total assets increased approximately 257% to $818,238 from $229,299 at December 31, 2003. The increase in assets was primarily the result of the net proceeds received from the issuance of $575,000 of Convertible Debt (see note 5 to the condensed consolidated financial statements) and $1,830,000 of equity securities (see note
6) in private placements during the current year, less cash used to retire overdue liabilities and operating losses incurred during the period.

Current liabilities decreased $1,850,384 or 88%, due primarily to the retirement of liabilities with proceeds of the Convertible Debt and equity placements during the current year and the conversion of $525,000 of the Convertible Debt to equity on June 4, 2004. In conjunction with the retirement of various liabilities, the Company recorded $716,299 in debt extinguishment gains for liabilities retired for less than their recorded values.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues

Revenues were $55,821 and $133,268 for the three months ended September 30, 2004 and 2003, respectively. The 58% decrease for the three months ended September 30, 2004 was primarily due to lower software sales to one continuing customer in the current year and decreased service revenues during the current year. Service revenues decreased due primarily to additional customers discontinuing maintenance support at the end of multi-year contracts on our older Omega videoconferencing product.

Cost of Revenues and Gross Profit

Cost of revenues decreased $71,968, or 99%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due primarily to the previous amortization of previously capitalized software development costs that ended in March 2004.

Gross margins were approximately 98% and 45% for the three months ended September 30, 2004 and 2003, respectively.

The increased margin is due primarily to the amortization of previously capitalized software development costs in the prior year results.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $192,044 and $161,486 for the three months ended September 30, 2004 and 2003, respectively. The increase in the three-month period ended September 30, 2004 compared to the similar period in 2003 resulted primarily from increased professional fees, audit, and travel and marketing expenses due to increased sales and marketing efforts during the current year.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Capitalized development costs expensed as cost of revenues were $0 and $69,406 for the three months ended September 30, 2004 and 2003, respectively, as we began to expense previously capitalized research and development costs to cost of revenues. Research and development expenses were $111,756 and $107,224 in the three months ended September 30, 2004 and 2003, respectively.

Other expense, primarily finance charges

Other expense, primarily finance charges of $20,458 and $77,164 for the three months ended September 30, 2004 and 2003 consisted primarily of finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the condensed consolidated financial statements.

Debt Conversion Expense

 A debt conversion expense of $81,488 was recorded at the time of the conversion of the 2001 Debt to reflect the fair value of additional warrants granted upon the conversion of the Debt to common stock in September 2004. See note 5 to the condensed consolidated financial statements.

Gain on Debt Extinguishments

A gain of $67,688 was recorded during the three months ended September 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended September 30, 2003.

Net Loss

Net loss for the three months ended September 30, 2004 was $283,170 compared to a net loss of $285,507 for the three months ended September 30, 2003. The decrease in net loss for the period was due primarily to a decrease in gross profit of $5,479, increased selling, general, and administrative costs of $30,558, increased financing cost and debt conversion cost of $24,782, offset by debt extinguishments of $67,688.

Nine Months Ended September 30, 2004 and 2003

Revenues

Revenues were $518,347 and $421,887 for the nine months ended September 30, 2004 and 2003, respectively. The 3% increase for the nine months ended September 30, 2004 was due primarily to an increase in software revenues of $293,196, including an approximate $364,000 multi-site sale to an integrator for implementation at one end user. Partly offsetting the software revenue increase was a reduction in service revenues of $196,736 associated with our older Omega product line as a additional customers discontinued their service contracts at the end of multi-year contracts during 2003 and 2004.

Cost of Revenues and Gross Profit

Cost of revenues decreased $206,797, or 72%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due primarily to the discontinuance of the amortization of previously capitalized software development costs in March 2004 as well as the lower service revenues during the current period as subcontractors were used to service international customers that have since discontinued service contracts.

Gross margins were approximately 84% and 32% for the nine months ended September 30, 2004 and 2003, respectively. The increase from the prior year was due primarily to the higher software revenues during the current year as well as the periodic charge for amortization of capitalized software development costs being larger in the prior year as all capitalized software costs were amortized as of March 31, 2004.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $723,627 and $470,516 for the nine months ended September 30, 2004 and 2003, respectively. The increase in the nine-month period ended September 30, 2004 compared to the similar period in 2003 resulted primarily from accounting and auditing expenses of approximately $115,000 incurred during 2004, and approximately $60,000 of non-refundable investment banking fees. We filed all required SEC filings for 2003 during the quarter ended March 31, 2004 and engaged Westminster Securities to assist in raising capital during the current year.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Capitalized development costs expensed as cost of revenues were $69,406 and $208,218 for the nine months ended September 30, 2004 and 2003, respectively, as we began to expense previously capitalized research and development costs to cost of revenues and ended amortization in March 2004. Research and development expenses increased to $329,463 in the nine months ended September 30, 2004 from $311,218 in the nine months ended September 30, 2003 due primarily to higher wage and employee benefit expenses during the current period.

Other expense, primarily finance charges

Other expense, primarily finance charges of $467,794 for the nine months ended September 30, 2004 consisted primarily of finance charges associated with our issuance of convertible debt during previous fiscal years as well as February 2004. A majority of our 2002 Debt was converted to restricted common stock in January 2003. Other expense, primarily finance charges of $214,118 in the nine months ended September 30, 2003 consisted primarily of the amortization of the warrant value and the beneficial conversion feature of the convertible debt issued between the fourth quarter 2001 and the nine months ended September 30, 2003. See notes 5 and 6 to the condensed consolidated financial statements.

Debt Conversion Expense

A debt conversion expense of $164,155 was recorded at the time of the conversion of the 2004 Debt to reflect the fair value of additional warrants granted upon the conversion of a majority of the Debt to common stock in June 2004. See note 5. A debt conversion expense of $81,488 was recorded at the time of the conversion of the 2001 Debt to reflect the fair value of additional warrants granted upon the conversion of the Debt to common stock in September 2004. See note 5.

A debt conversion expense of $431,599 was recorded during the nine months ended September 30, 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

 Gain on Debt Extinguishments

A gain of $716,299 was recorded during the nine months ended September 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the nine months ended September 30, 2003.

Net Loss

Net loss for the nine months ended September 30, 2004 was $612,832 compared to a net loss of $1,293,312 for the nine months ended September 30, 2003. The decrease in net loss was due primarily to increased gross profit in the amount of $303,257 that resulted from increased software sales as well as the gain on debt extinguishments of $716,299 in the current year to reflect the retirement of liabilities for less than their recorded values. These increases were offset by an increase in operating expenses of $271,356 and a net increase in finance charges and debt conversion expense of $67,720.

Liquidity and Sources of Capital

General

As of September 30, 2004, we had cash and cash equivalents of $490,364. We may not have sufficient funds to meet our cash flow requirements for the next twelve months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of our Ongoer product line. Due to recurring losses from operations, an accumulated deficit, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, the report of our Independent Registered Public Accounting Firm states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2003.

We used $1,244,808 in cash from operating activities in the nine months ended September 30, 2004 compared to $465,460 during the nine months ended September 30, 2003 due primarily to retirements of various past due obligations with proceeds from the 2004 Debt in February 2004 and equity securities issued between June and September 2004. There was no cash used in investing activities for the nine months ended September 30, 2004 or the nine months ended September 30, 2003. Cash provided by financing activities in the nine months ended September 30, 2004 consisted primarily of $575,000 of Convertible Debt issued in February 2004 and $1,250,000 of equity securities issued in September2004, excluding issue costs. $70,000 of convertible notes were repaid with proceeds from the equity securities and the Company's Note Payable for past due rent of approximately $216,000 was also retired in full for payments totaling $70,000. Cash provided by financing activities in the nine months ended September 30, 2003 of $476,310 consisted primarily of $451,200 of proceeds from the issuance of restricted common stock and $30,000 of convertible debt. We have relied on a combination of investments of convertible debt and common stock from private investors, including four members of our Board of Directors, to fund operations since November 2001.

We will likely require additional funding in the future to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2004. We have also used, rather than provided, cash in our operations for the nine months ended September 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

                                     Part II

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

During the quarter ended September 30, 2004, we issued 287,500 shares of our common stock for gross proceeds of $575,000 ($2.00 per share), in a private placement to a limited number of accredited investors. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Report:

Exhibit No.       Description
-----------       -----------

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

                                          SIMTROL, INC.

Date:    November 15, 2004                /s/ Richard W. Egan
                                          --------------------------------------
                                          Chief Executive Officer
                                          (Principal executive officer)

                                          /s/ Stephen N. Samp
                                          --------------------------------------
                                          Chief Financial Officer
                                          (Principal financial and accounting
                                          officer)