Form 10KSB
period 2004-12-31
SIMTROL  INC
filed 2005-03-30
CIK 846775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                               ------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2004
                               ------------------

                           Commission File No. 1-10927

                                  SIMTROL, INC.

                             A Delaware Corporation
                  (IRS Employer Identification No. 58-2028246)
                         2200 Norcross Parkway Suite 255
                             Norcross, Georgia 30071
                                 (770) 242-7566

                 Securities Registered Pursuant to Section 12(b)
                     of the Securities Exchange Act of 1934:

                                      None

                 Securities Registered Pursuant to Section 12(g)
                     of the Securities Exchange Act of 1934:

                     Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for the fiscal year ended December 31, 2004 were $565,870.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,411,033, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 18, 2005. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 18, 2005: 3,722,914 shares of $.001 par value common stock.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management's views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management's beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry and to continue to develop products for new and rapidly changing markets, and the other risks described under the caption "Factors Affecting Future Performance" in Item 1 of this Report.

ITEM 1. BUSINESS.

History

We were incorporated under the laws of the State of Delaware on September 19, 1988. From 1990 to 2001, we primarily designed, manufactured, marketed and supported hardware-based command and control systems, including videoconferencing systems. We still provide maintenance support for certain of these systems. In September 2001 we changed our name from VSI Enterprises, Inc. to Simtrol, Inc.

General

We design, develop and market Windows-based software solutions that enable the command, control and monitoring of otherwise incompatible electronic devices, particularly corporate audiovisual ("AV") assets. Our end-to-end solutions are designed to provide Fortune 1000 corporations, government entities and other end users a cost-effective solution to simplify the automation and integration of AV and information technology ("IT") assets.

Over the past three years, we have focused our resources to develop proven software technologies to meet the growing demand for PC-based control systems. The resulting ONGOERTM and OnGuard solutions have the benefit of being less expensive, more customizable, and more compatible with existing technology infrastructure than the hardware-based solutions of our historical competitors, AMX Corporation (NASDAQ: AMXC) and Crestron Electronics, Inc. (privately held). Our solutions also provide easy scalability, as customers only need to add additional PCs or servers to provide additional processing power, rather than purchase large-scale proprietary hardware controllers and touch panels. In addition, much of our sales focus has been in AV meeting rooms of large corporations and government agencies where there are usually existing PCs, because adding our software to these PCs is a compelling cost savings versus adding closed-architecture hardware. During 2003, most AV devices were designed to be Internet Protocol (IP) enabled, allowing them to become part of the IT network versus a separate, standalone application. IT professionals manage technology assets such as PCs, servers and routers with tremendous efficiencies and expect to manage new IP-enabled AV assets with the same efficiencies. These professionals demand that these solutions work with existing IT infrastructures and are reluctant to add unfamiliar, proprietary technologies to their IT networks. We believe our Windows-based products are very well suited to meet this demand.

Our principal executive offices are located at 2200 Norcross Parkway, Suite 255, Norcross, Georgia 30071 and our telephone number is (770) 242-7566.

Recent Developments

During 2004, we continued our plan to restructure our business around the sales of our ONGOER and OnGuard PC-based control software. ONGOER was originally available for sale in April 2001 and represented a departure from our previous business of selling, installing and servicing our Omega videoconferencing control systems. We continue to service certain Omega videoconferencing control systems under maintenance contracts.

Strengthening & Growing Integrator Partnerships

We continue to build a strong relationship with Telaid, a Connecticut-based systems integration and service firm. We have successfully deployed units at 110 secure communications facilities of a large metropolitan municipality as part of a major homeland security project, our largest software order to date of approximately $364,000. We have also successfully deployed more than 50 ONGOER units at Morgan Stanley and this account was instrumental in shaping our second software product - OnGuard monitoring software. Telaid has also deployed units at Merrill Lynch and Bank of America. Success at Telaid has provided us with increased visibility in the AV integration community, strong reference accounts and valuable feedback on additional software features that will further enhance our ONGOER and OnGuard products.

In February of 2005, we added Matrix Ingenuity as one of our reseller partners. Matrix Ingenuity is a Sacramento-based, Service-Disabled Veteran, Woman-Owned Small Business (SDVOSB / WOSM) that focuses on providing information technology
(IT) consulting and multimedia solutions for education, corporate and military customers.

Matrix Ingenuity deployed its first project at the California National Guard, where ONGOER is installed on a PC that is used for both device control and videoconferencing via a board level codec. The control application handles VCR, volume, pan/tilt camera, projector and video switcher operations. The user interface is designed to blend perfectly with basic PC operations by allowing the user to toggle the operation on or off any time by clicking a Windows tray icon.

Including Matrix Ingenuity, we have signed five additional resellers during the past few months and we continue to educate and support these new customers as they consider ONGOER and OnGuard for their projects.

Wainhouse Research White Paper

In December of 2004, we sponsored a Wainhouse Research white paper titled "The Intelligent Meeting Environment". Wainhouse Research, headquartered in Brookline, Massachusetts, is an independent market research firm that focuses on critical issues in rich media communications, conferencing and collaboration, and streaming media.

As the information technology and audiovisual industries converge, the need for centralized management tools continues to increase. By deploying `intelligent' management systems, organizations can leverage their AV and IT investments to increase efficiency and provide superior service to their user community. In addition, AV applications have advanced from `local-only' solutions into enterprise solutions that are part of the enterprise IT network. The professionals that manage these assets expect both local and remote control of these assets, powerful diagnostics and rich monitoring / reporting mechanisms. To effectively implement these applications, there are several important factors to consider. This research paper provides insight and guidance into the deployment of an Intelligent Meeting Environment featuring our products.

Altinex Partnership

In February of 2005, we launched a new product offering with Altinex, a privately held signal management corporation headquartered in Brea, California. This launch has resulted in several new reseller agreements and purchase orders with Altinex's dealers.

Today's professional AV market is evolving as control systems companies (AMX and Crestron) are encroaching on the space previously dominated by signal management companies (e.g., Altinex) and vice versa. Signal management solutions are used to handle the routing of computer video, broadcast video, audio, and control signals in presentation systems. Altinex, an ISO-9001 certified corporation with worldwide distribution channels, has a robust platform for this market in its MultiTasker card cage line. The MultiTasker product makes available advanced technology cards such as video distribution, audio distribution and CAT-5 transmitter/receiver cards to help create powerful, flexible and scalable AV signal management solutions. At InfoComm 2004 - the AV industry's largest trade show - Altinex announced prototype Simtrol software that complements its MultiTasker product line. Successful demonstrations of this beta software to Altinex's partners led to valuable experience and feedback to move the software through the development phases and into production with the recent launch. As part of the co-marketing partnership, Altinex-Simtrol will educate integration partners about how ONGOER automatically discovers Altinex cards that are installed in the MultiTasker and how this "self-discovery" process produces an automatic, yet customizable user interface featuring our ONGOER software.

We believe our ONGOER software combined with the Altinex MultiTasker is an exciting and valuable co-marketing offering to AV integrators and their end customers. The collaborative solution features powerful and flexible signal management as well as device control and monitoring capabilities.

Managed Services

With the rapid development and deployment of IP-addressable AV assets onto corporate networks, the need to proactively and remotely control, monitor, manage, schedule and diagnose device health/status information is quickly increasing. In February of 2005, ReView Video announced a new managed services offering, called Gold Seal Managed, powered by our software. ReView Video, a privately held company based near Chicago, is the world's largest distributor of Polycom products. With thousands of Polycom video products under Gold Seal service contracts, there is a unique opportunity to proactively manage these assets for their integrator partners and their end user clients. Currently, service contracts are reactive in nature in that clients call the ReView Video help desk when a problem occurs. Gold Seal Managed replaces this reactive service with a proactive one.

With Gold Seal Managed powered by Simtrol, OnGuard software proactively monitors assets 24x7, alerting the ReView Video help desk when a problem occurs. OnGuard constantly polls the devices - even when they are not being used - to ensure they are in a healthy state and ready for use. If a problem does occur, our sophisticated diagnostic tools allow the help desk technician to connect to that device from anywhere in the world and solve the technical problem remotely.

In addition to handling videoconferencing products from its distribution partners Polycom and Sony, ReView has set up the Gold Seal Managed offering to handle all AV assets, including audio processors, display devices such as projectors and plasmas as well as video switchers and cameras.

Expansion of Board of Directors

To aid us as we continue to roll out our products, develop our reseller system, and expand our sales efforts, our Board of Directors recently expanded by two members with the addition of Adam Senter and Thomas Stallings, two software industry veterans.

InfoComm IQ

In February of 2005, we became a member of InfoComm iQ, an online product research tool set that dynamically serves more than 1,000 web-based AV product catalogs from a central database and is supported by a very extensive pay-per-click marketing campaign through the major search engines. Our product information will be available to the more than 60,000 unique visitors who utilize iQ's exclusive application-based search criteria over 150,000 times each month when they are looking for specific products.

Investor Relations Firm

In an effort to help build investor awareness and shareholder value as we continue our product rollouts and sales channel expansion, we hired de Jong & Associates in January 2005. de Jong & Associates is a San Diego-based international investor relations firm specializing in helping firms, undiscovered by the investment community at large, implement and monitor investor relations strategies designed to help build and sustain investor support.

Funding of Operations

We issued additional convertible notes and private common stock during 2003 and 2004 to fund our operations. However, we continue to use significant cash in operations and will require additional debt or equity financing. This additional financing could be in the form of the sale of assets, the issuance of debt or equity securities, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on the pace of sales of our ONGOER product and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations will be adversely affected.

As of December 31, 2004, we had cash and cash equivalents of $414,051. We may not have sufficient funds for the next twelve months and have relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our ONGOER and OnGuard product lines. There can be no assurance that we will be successful in our attempts to develop and deploy our ONGOER and OnGuard product lines, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

Products

We design, develop, and market sophisticated, Windows-based software solutions that enable the command, control monitoring and diagnostics of otherwise incompatible electronic devices, particularly corporate AV assets. Our end-to-end solutions are designed to provide Fortune 1000 corporations, government entities and other end users a cost-effective solution to simplify the automation and integration of audiovisual and information technology assets. Based on open PC architecture, our solutions provide the market better pricing, more choices and are simpler to deploy without sacrificing functionality.

Specifically, our software solutions can be used to locally and remotely control, monitor, manage and diagnose AV and IT assets in corporate board rooms, business training centers, meeting and convention centers, and distance learning classrooms; provide security camera control and coordination for corporations and government entities; and support multimedia and communications for government and educational facilities. With the heightened increase in travel security and the corresponding burden on employees, companies are taking advantage of the increasing functionality, greater affordability, and widespread use of a diverse array of electronic devices, particularly sophisticated audio, video, and presentation equipment. However, these companies do not want to bear the costs - downtime and increased staffing - associated with maintaining complex AV device applications that are separate from the IT network. Accordingly, these companies are turning to systems integrators to provide turnkey solutions for integrating AV assets associated with meeting and communications rooms directly into existing IT networks, so that these assets can be managed with the same efficiencies that currently manage IT assets, such as PCs, servers and routers. System integrators rely on our products not only to enable simplified command and control of all devices related to these rooms using standard, open PC hardware, but also to leverage our software to deliver real-time remote monitoring and maintenance as part of an ongoing support contract. Unlike other AV control companies that focus on selling expensive closed system hardware to manage AV assets, our software model provides end users with the flexibility to manage, control and monitor a variety of devices on an enterprise-wide basis, without the hardware expenditures historically associated with device control and monitoring. As a result, AV system integrators, IT integrators, Other Equipment Manufacturers (OEM), distributors and end users gain significant flexibility in the design and scalability of enterprise AV systems, while increasing functionality and life of these assets.

We have developed two software-based solutions for the AV control systems market, ONGOER and OnGuard. ONGOER allows end users to operate, as a single system, a broad range of devices in a variety of settings. This is a significant departure from the products currently available on the AV control systems market in that it is a software-based system that can be installed to run on readily available third-party hardware such as PCs and servers. Major competitors' AV control systems are based on proprietary hardware components employing code written in proprietary scripting languages. ONGOER can be operated from any PC running the Windows operating system. All interfaces, cables and cards and the hardware controller itself (a PC or server) can be purchased on the open market. With its unique open architecture, this software delivers real-time control to AV system management. ONGOER's software-based technology allows integrators to change configurations with ease and any device that can connect to a PC can be controlled with ONGOER.

ONGOER provides control of devices by enabling a PC to become a robust and reliable control platform that is easy to configure, easy to program, and easy to use. OnGuard provides remote, server-based proactive monitoring, management and diagnostics as it collects real-time information from ONGOER installations to provide instant status, control, notification, scheduling and reporting functions.

A typical application for this software involves the control and monitoring of AV devices. Business meeting rooms contain an array of AV devices such as videoconferencing equipment, audio processors, video switchers, electronic whiteboards, cameras, VCR's, DVD players, plasma monitors and projectors. Users wish to control these devices from a common interface (a touch panel or computer monitor) and IT support personnel wish to manage these assets with the highest level of efficiency.

ONGOER operates on any PC running Windows(R) 2000, Windows(R) XP or Windows(R) XP Embedded. All interfaces, cables and cards and the hardware controller itself can be purchased on the open market from a wide variety of suppliers. With its unique open architecture, this software delivers real-time control to AV-system management. ONGOER's software-based technology allows integrators to change configurations with ease and ensures that any device that can connect to a PC can be controlled with ONGOER.

The PC controller is the heart of the ONGOER control system. The flexibility of ONGOER lets integrators choose the controller: anything from a single-box chassis to a multiprocessor server. There is no need to have a proprietary hardware controller because the PC can handle all of an AV system's computing needs, as well as any additional software required for presentations and other applications. ONGOER not only makes the PC a control platform for numerous third-party AV devices, but its broad range of connection methods extends the flexibility further. One may choose among numerous devices and connect via a number of different methods including infrared, serial, IP and digital IO.

End-users normally have contact with ONGOER only through the user interface. ONGOER provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces such as inexpensive VGA monitors, sophisticated wired or wireless touch screens, personal digital assistants like Palm Pilots, IPaqs, Visors, wireless PC's and even cellular phones. Graphical user interfaces can be quickly and easily created with Microsoft(R) Visual Basic or ONGOER Builder. Both methods include a library of artwork for user interface buttons and panels as well as control files to efficiently gain control of a wide variety of device. In addition, OnLooker supports customized ActiveX controls to allow integrators to expedite the user interface development process.

OnGuard is server-based management and monitoring software. The OnGuard Server connects via standard TCP/IP networking to a set of ONGOER controllers to monitor and control devices at remote locations. OnGuard displays information about device health and status via a standard, web-based browser interface. Technicians can log in from any place at any time using standard web browsers to view the entire device control network at a glance. OnGuard provides visual, audible and email notification of device alarms, programmable remote control user interface panels, customizable graphic site/device views, a help-desk subsystem with two-way chat as well as the scheduling of arbitrary events (e.g., turn off all plasmas on the 3rd floor every weekend).

We have developed Technician, ONGOER's remote, administration and diagnostics utility, to facilitate detection and correction of system problems from any remote location. As a result, integrators will no longer have to travel to customers' locations to fix technical problems. Technician allows integrators to diagnose and repair the vast majority of system conflicts remotely, via TCP/IP. We provide Technician as an integral part of the base software package and no additional hardware or software is needed to perform these functions.

ONGOER is PC-based general-purpose control software running as a system service on a Windows 2000 or XP platform. ONGOER is capable of controlling any equipment using a variety of interfaces, including serial, infrared, contact closure, and others. PCI and AGP cards and Ethernet or USB interfaces may be utilized to create connectivity to external equipment. Commodity, off-the-shelf PC hardware is leveraged to create high quality, affordable solutions. Custom user interfaces may be quickly generated in Visual Basic or ONGOER Builder to assume any form or function desired. ONGOER uses a protocol called GoTalk over TCP/IP for command and control signaling.

ONGOER control software communicates with the devices in the meeting room as well as the OnGuard monitoring software on the server. Devices are controlled locally as part of the room application or remotely as a help desk application. Health and status information of all devices is tracked real time and proactive alarms (email or text pages to wireless devices such as pagers or cell phones) are sent to service personnel.

IT professionals have long managed corporate assets such as PCs, servers and routers. During the past two years, most AV products became IP addressable - a requirement from IT professionals that wish to manage the AV devices with the same power and flexibility they use to manage IT assets. IT departments demand that these devices tie into their existing IT network and wish to use global IT tools such as IBM's NetView, Hewlett-Packerd's OpenView, or Computer Associates' Unicenter to monitor and manage them. ONGOER and OnGuard complement OpenView, NetView and Unicenter by passing valuable health/status information to them. IT professionals need a product to control the devices locally and remotely
(ONGOER) and a product to monitor/manage/diagnose the devices remotely (OnGuard). Our products support these needs while using industry standard PC technology.

The hardware supported by our software is based on the open PC market and comes from a variety of companies. Our integration and OEM partners choose from many familiar brands to receive high quality and competitive pricing and our approach takes advantage of this high quality, low price, and easily available hardware. PC equipment vendors are able to offer tremendous value because of the enormous economies of scale inherent in the PC marketplace. Our partners are not locked into expensive, proprietary controllers, touch panels and connectivity hardware from AMX and Crestron.

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

Product Development Strategies

The AV world and the IT world are converging, with more and more devices becoming network enabled. Like PCs and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible on a corporate network, where they can be controlled, managed and monitored from centralized and/or remote locations. ONGOER and OnGuard install on PCs and servers and support a product architecture that allows them to control, monitor and manage any device connected to them via the network.

During 2005, ONGOER and OnGuard will continue to add major functionality enhancements including: parameterized device reporting, additional report engines, customizable alerts, email notification filtering options for device alarms, device scheduling and the ability to view devices in a flexible, configurable live table.

As the price points for AV device hardware continue to drop, deployment increases, thus driving the demand for powerful software to control, monitor, manage, schedule and diagnose these devices. The ONGOER/OnGuard software architecture - based on the open PC/Server platform - is well-suited to deliver this functionality to the IT professionals that demand these capabilities.

Markets

Based on the long-term objective of becoming the industry standard software for controlling and monitoring AV devices, management has developed a sales and marketing strategy to aggressively pursue relationships at each point of the distribution channel. The following provides an overview of the AV distribution channel.

End Users

Businesses, universities and government agencies purchase device control and monitoring solutions to aid productivity associated with the use of AV meeting room assets. During 2003 and 2004, we installed our products with a number of end users, including: Boeing, Lockheed, Morgan Stanley, and Merrill Lynch.

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

Factors Affecting Future Performance

The following summarizes certain of the risks inherent in our business:

We have limited resources available to service our existing indebtedness and limited sources of additional working capital.

The degree to which we are leveraged could have important consequences. For example, it could:

      o make it more difficult for us to obtain additional financing for working capital, capital expenditures and other general corporate purposes;
      o require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our existing indebtedness, thereby reducing the availability of any cash flow for other purposes;
      o place us at a relative competitive disadvantage to our less highly leveraged competitors; or
      o     make us more vulnerable to economic downturns.

We currently have no credit lines available and must satisfy all of our working capital and capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets.

Our long-term viability, as well as our ability to meet our existing and future debt and other obligations and future capital commitments, depends on our financial and operating performance, which is subject to, among other things, prevailing economic conditions and to certain other financial, business and other factors beyond our control. We require additional capital or other funding to finance our operations, as we do not generate sufficient cash from operations to sustain our operations. If we are unable to attain sufficient funding, we will not be able to continue to operate. We can not assure that projected sales will occur and, therefore, that our operating results or other financing activities will be sufficient to meet debt and other obligations and future working capital needs.

We may not be able to achieve or sustain profitability.

After 17 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2004, we had an accumulated deficit of $62.6 million. We may not be able to achieve or sustain profitability in the future, as sales of our ONGOER product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

If we fail to secure sufficient capital or fail to create a strong marketing support team, then our efforts to penetrate new markets could fail, resulting in decreased cash flow.

Expanding our presence in the audiovisual command and control market will require capital for further software product development and the creation of new sales channels. The inability to secure sufficient capital or the failure to create a strong sales channel/marketing support organization could result in a failed effort to penetrate these new markets and adversely affect operating results and cash flow.

We depend on purchases from a few significant customers and any loss, cancellation, or reduction of purchases by these customers could harm our business.

We currently sell control software and service previously sold videoconferencing systems for a small number of major customers. During the year ended December 31, 2004, approximately 85% of our revenues were from one large customer. Further, we do not have long-term contracts with these or any of our other customers, so our customers could stop purchasing our products at any time. The loss of any of our major customers, or any reduction in purchases by these customers, could significantly harm our business.

If we cannot attract, retain, train or manage our key management or technical personnel effectively, our ability to develop and sell new products could be hindered, resulting in a reduction in sales.

Our development, management of our growth and other activities depend on the efforts of key management and technical employees. Competition for such persons is intense. Because we do not have long-term employment agreements with our key management personnel or technical employees, we could lose one or more of our key management or technical personnel, which could result in significant harm to our business. Our future success is also dependent upon our ability to effectively attract, retain, train, motivate and manage our employees and failure to do so could hinder the development and marketing of our products and result in a reduction in sales and our customers could shift their purchases to our competitors.

Fluctuations in our quarterly performance could adversely affect our total revenues and net income levels.

Our revenues have historically occurred predominantly in the third month of each fiscal quarter. Accordingly, our quarterly results of operations are difficult to predict and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by:

      o     cancellations or delays of orders,
      o     changes in customer base or product mix,
      o     seasonal patterns of capital spending by customers,
      o delays in purchase decisions due to new product announcements by us or our competitors and
      o     increased competition and reductions in average selling prices.

Our PC-based control system is unproven technology and may not be accepted by the industry.

There is no industry standard for the control of AV systems. Generally, the market is dominated by proprietary, closed-architecture control systems by manufacturers such as AMX and Crestron. Our open-architecture, PC-based control system, which we believe is superior and provides greater flexibility for end-users than the traditional proprietary systems, is a relatively new technology for the market. Given the relatively short operating history of such PC-based systems, it is impossible to determine at this time whether or not PC-based systems will gain wide acceptance in the marketplace. To increase our sales, we must establish a greater presence in the AV system control market by convincing AV integrators and IT Managers and ultimately end-users, to utilize a PC-based control system rather than the traditional proprietary systems. There can be no assurance that use of PC-based control systems, such as our ONGOERTM, will be accepted by the industry. If the use of PC-based AV control systems is not accepted in the marketplace or if another industry standard is adopted, our projected sales will not materialize, thereby causing potentially poor financial performance.

We rely on third parties for the sale of our products.

Sales of our ONGOERTM and OnGuard products are primarily made through third-party OEMs and AV integrators. Generally, we do not have initial access to the end-users of AV systems in the marketplace and must, therefore, rely on third parties for the distribution and sale of our products. We have entered into dealer agreements with third-party OEM and AV integrators, such as Telaid and IBM Global Services, for the sale of our products. However, such agreements are non-exclusive and such third parties may, therefore, also sell products that directly compete with ours. In addition, such agreements may be terminated at any time. If our relationships with such third-party OEMs and AV integrators such as Telaid, who accounted for 85% of our revenue in 2004, were terminated, we would have to seek a new distribution channel for our products, which would potentially have a material adverse effect on our operations.

We may be unable to accurately evaluate our business and to forecast our prospects, which may prevent us from meeting the product demands of our potential customers in a timely manner.

It is difficult to forecast our future revenues accurately and to plan future operating expenses. The revenue and income potential of our products and business are largely unproven. Although proprietary, closed-architecture AV control systems have been sold successfully, the PC-based AV control system is largely unproven. Our ability to license our ONGOER software and achieve success will depend on, among other things, the level of demand for PC-based control systems and our capacity to meet demand and performance standards of our prospective clients.

We may not be able to maintain or improve our competitive position because we face intense competition in the AV control system market from existing competitors with far greater technical and financial resources and other companies may enter the marketplace in the future.

Competition in the command and control and video communications markets is intense. In the command and control market, our primary competitors are AMX, Inc. and Crestron Electronics, Inc. We compete with AMX and Crestron on features such as ease of use, scalability and price. Although we feel that our PC-based system is superior to the proprietary systems developed by AMX and Crestron in each of these areas, we do not have the name recognition in the industry that is currently enjoyed by AMX and Crestron, which may result in fewer sales of our products. In addition, both AMX and Crestron have greater financial and personnel resources than we do. Given their market share, resources and reputation, if either or both of these companies choose to develop a PC-based control system, it could have a serious adverse effect on our results of operations. In addition, as use of AV systems becomes more widespread in both businesses and homes, we expect other competitors, some with significantly greater technical and financial resources such as Microsoft, to enter the marketplace. If any such competitors choose to develop their own PC-based control systems, rather than licensing software from us, it could have a serious adverse effect on our sales. If we cannot continue to offer new command and control and videoconferencing products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations.

Our success will depend in part upon our ability to safeguard our proprietary software.

We rely on a combination of patents, copyrights, trade secret laws and licensing agreements to protect the proprietary software that we have developed as part of our business. There can be no assurance that these measures taken by us will provide significant proprietary protection of our intellectual property or that competitors will not be able to legitimately ascertain proprietary information embedded in our products which are not covered by such measures. In such case, we may be precluded from preventing our competitors from making use of such information.

There are no pending lawsuits or claims against us regarding infringement of any existing patents, copyrights or other intellectual property rights of others. There can be no assurance, however, that such infringement claims will not be asserted in the future, nor can there be any assurance, if such claims are made, that we will be able to defend such claims successfully or, if necessary, obtain licenses on reasonable terms. Adverse determinations in any litigation naming us could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from selling our products. The occurrence of any of these events could have a material adverse effect on us.

We will also rely on unpatented or copyrighted trade secrets and propriety know-how. We generally require our employees, consultants, advisors and prospective partners to enter into confidentiality agreements. There is no assurance, however, that these agreements will protect any current or future proprietary information or that others will not gain access to or independently develop similar trade secrets or know-how. Our competitive position and amount of potential future income will depend in part upon our ability to obtain and maintain copyright and other intellectual property protection in various jurisdictions for proprietary technologies, existing products and products we may develop in the future.

If necessary licenses of third-party technology become unavailable to us or become very expensive, it could adversely impact our business.

We currently license technology for use in our ONGOER product and may, from time to time, be required to license additional technology from third parties to develop new applications or application enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new applications and application enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could have an adverse effect on our business.

Our success will depend on our ability to adapt to rapid technological change.

The AV industry typically experiences rapid technological change, changing market conditions and customer demands and the emergence of new industry standards and practices that could render our products obsolete. Our future success will substantially depend on our ability to enhance our products and services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of additional products and other proprietary information entails significant technical and business risk. There can be no assurance that we will succeed in developing and using new technologies or in adapting our technology and systems to meet emerging industry standards and customer requirements. If we are unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if our new products and services do not achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

The lack of a developed trading market may make it difficult to sell our securities.

Trading of our common stock is conducted on the OTC Bulletin Board. Trading activity in our common stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market will develop in the future. A holder of our common stock may find it difficult to dispose of or to obtain quotations as to the market value of our common stock.

The market price for our common stock may be volatile.

The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts' projections of our performance.

The stock market has experienced extreme price and volume fluctuations and volatility that have particularly affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies.

Our common stock is subject to "penny stock" regulations and restrictions on initial and secondary broker-dealer sales.

The Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. These requirements may restrict your ability to sell our common stock.

Research And Development

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2004 our expenditures for research and development of new products or new components for our ONGOER product totaled $452,002, an increase of 8% from the total expenditures of $419,361 in 2003. The increase was due to higher salary and employee benefit costs during the current year.

Employees

As of December 31, 2004, we employed nine persons full time, including two executive officers. Of the full-time employees who were not executive officers, four were engaged in research and development, two in service, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 6,400 square feet of leased office and warehouse space in Norcross, Georgia, under a three-year lease, which expires in August 2005. Monthly rent is approximately $4,117 including common area maintenance charges, taxes, and insurance.

We  believe   that  our  current   facilities   are  adequate  for  our  current
requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES.

From January 1, 2002 to May 21, 2003, our common stock traded on the OTC Bulletin Board under the symbol "SMOL." Our common stock traded on the Pink Sheets under the symbol "SMOL" from May 22, 2003 to May 6, 2004. From May 7, 2004 to June 17, 2004, our common stock traded on the Pink Sheets under the symbol "SMRL." On June 18, 2004 our common stock began trading on the OTC Bulletin Board under the symbol "SMRL", where it currently trades.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board and the Pink Sheets as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                HIGH           LOW
                                             ----------     ---------

FISCAL YEAR ENDED DECEMBER 31, 2003
First Quarter                                  $5.20         $2.00
Second Quarter                                  3.50          1.50
Third Quarter                                   4.00          1.20
Fourth Quarter                                  4.20          1.30

FISCAL YEAR ENDED DECEMBER 31, 2004
First Quarter                                  $2.50         $0.70
Second Quarter                                  2.60          0.40
Third Quarter                                   3.45          1.01
Fourth Quarter                                  2.50          0.85

Share prices have been adjusted to reflect a 1:10 reverse stock split effected on May 7, 2004.

As of February 28, 2005, there were approximately 563 holders of record and in excess of 4,400 beneficial holders of our common stock.

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

Our command and control solutions allow end users to operate, as a single system, a broad range of electronic equipment such as projectors, VCRs, computers, sound systems, lighting and temperature controls and other audio-video devices in a variety of settings. A typical customer is a large, multi-site organization that utilizes sophisticated audio, video and communications network technologies that require complex command and control solutions. These solutions can be used in a variety of settings, including corporate meetings and conferences, distance learning and judicial arraignment systems. These customers also require superior after-the-sale service. Historically, we have utilized a direct sales model. However, in order to attempt to grow sales and to reach and maintain profitability, management believes that we can better leverage our technological and service competencies by marketing and selling our products through third party resellers and system integrators, who specialize in the sale, installation, support and service of audiovisual equipment, and by entering new markets for our control system technology.

During 2000, we undertook a restructuring of our business operations and balance sheet that were intended to achieve profitable operations and provide positive operating cash flows. As part of this restructuring, we raised additional equity capital and paid off debt outstanding at that time. These restructuring initiatives have enabled us to reposition our product line and to expand our presence in the AV command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market historically served by us, is almost exclusively maintained by thousands of resellers and system integrators. Our products have been re-engineered such that they may also be sold through these third party channels. We believe we offer a functionally superior, lower cost, fully integrated solution which provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software products, ONGOER and OnGuard, and our older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized over the term of the related contract, which resulted in $16,666 of deferred revenue at December 31, 2004.

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

o Impairments of assets and investments. We record impairment losses on assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

Financial Condition and Liquidity

General

As of December 31, 2004, we had cash and cash equivalents of $414,051. We may not have sufficient funds to sustain our operations for the next twelve months. We have relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of our Ongoer product line. There can be no assurance that we will be successful in our attempts to develop and deploy our Ongoer product line, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows.

These matters raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

We used $1,461,561 in cash from operating activities in 2004, primarily due to our loss of $898,803 and a reduction in accrued expenses and accounts payable of $542,733 and $184,829, respectively, that resulted mainly from payments on past due obligations during 2004 with proceeds from our common stock and debt offerings during the year. The increase in cash used from operations in 2003 of $597,465 was due primarily to the payments of the various past due obligations above. No cash was used in investing activities in either 2004 or 2003.

During 2004, we issued 915,104 shares of our common stock for net proceeds of $1,537,463 (at prices ranging from $1.92-$2.00 per share) in private placements of equity to limited numbers of accredited investors. We also issued warrants to purchase a total of 915,104 shares of stock to these investors at exercise prices of $2.00 per share. Offering costs totaled approximately $292,000, including sales commissions of $219,000. See note 6 to our consolidated financial statements.

During 2004, we also issued $575,000 of convertible  debt (the "2004 Debt") (see
Note 5 to our consolidated financial statements). In June 2004, $525,000 of the 2004 Debt was converted into 271,409 shares of our common stock.

In 2003, we sold 282,573 shares of our common stock for proceeds of $603,700 in private placements to individual investors including three members of our Board of Directors. The share prices ranged from $1.52 to $3.58 per share. Offering costs for these transactions were de minimis and there were no sales commissions.

We also issued $30,000 of convertible debt ("2003 Debt") to two of our directors during the year ended December 31, 2003. The 2003 Debt accrued interest at prime plus 1%. The principal and interest amounts were converted into 12,842 shares ($2.40 per share) of our common stock on July 22, 2003.

During 2002, we issued an aggregate of $760,000 of convertible debt ("2002 Debt") to numerous private investors, including four members of our Board of Directors. The 2002 Debt accrued interest at prime rate plus 1% and was originally due on December 31, 2002. In conjunction with the issuance of the 2002 Debt, we issued 75,000 common stock purchase warrants to the holders of the 2002 Debt. The 2002 Debt was convertible immediately into shares of our common stock at prices originally ranging from $4.70 to $7.90 per share, which represented the market prices of our traded common stock on the dates of the issuances of the 2002 Debt. The warrants, which expire at various dates in 2006, were exercisable immediately at prices ranging from $4.70 to $7.90 per share. Each warrant entitles the holder to purchase one common share of our common stock.

On December 31, 2002, we extended the 2002 Debt to January 31, 2003 and as an inducement to convert, we reduced the conversion price of the debt to $2.40 per share and reduced the exercise price of the warrants to $2.40. We recognized approximately $58,000 as finance charges over the remaining terms of the notes to reflect the lowering of the warrant exercise price at December 31, 2002.

In January 2003, $735,000 of the 2002 Debt plus accrued interest was converted to 320,408 shares of our common stock. Pursuant to Statement of Financial Accounting Standard No. 84 "Induced Conversion of Convertible Debt", a debt conversion expense of $431,599 was recorded to reflect the fair value of the additional shares that resulted from lowering the conversion price to $2.40.

During 2001, we issued $400,000 of convertible debt to two shareholders ("2001 Debt"). The 2001 Debt accrued interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and was collateralized by all of our assets. The 2001 Debt was originally convertible into shares of our common stock at $4.90 per share. In conjunction with the issuance of the convertible debt, we issued 40,000 common stock purchase warrants to the holders of the 2001 Debt. The warrants, which expire at various dates in 2006, are exercisable immediately and entitle the holder to purchase one common share of our common stock at prices ranging from $4.60 to $5.30 per share. Also, the agreement called for the issuance of additional warrants to the debt holders for each 60 day extension period on the debt as follows: 10,000 warrants to each debt holder for the first 60 day extension and 6,000 warrants to each debt holder at the date of each subsequent 60 day extension. On February 7, 2002, the debt holders granted a 60-day extension and as a result, we issued an additional 10,000 warrants, which entitle the debt holders to each purchase 10,000 shares of our common stock at $4.90 per share. In conjunction with the issuance of 10,000 warrants to the shareholders on February 7, 2002, $88,254 was estimated as the fair value of the warrants and was expensed over the extended life of the note as the shareholders agreed to extend the due date of the loans until December 31, 2002 and no additional warrants were granted.

On December 31, 2002 we extended the due date of the 2001 Debt until January 31, 2003 and as an inducement to convert, the conversion price was reduced to $2.40 per share. On January 31, 2003, we extended the due date until December 31, 2003. At January 31, 2003 we recorded a beneficial conversion feature in the amount of $229,284, to reflect the fair value of the additional shares that may be issued from lowering the conversion price. The beneficial conversion feature accreted to interest expense over the extended life of the 2001 Debt. During 2003, we amortized all these amounts as finance charges.

In January 2004, the 2001 Debt was extended to December 31, 2004. Additionally, we agreed to issue the debt holders warrants to purchase two shares of stock for each share of stock created by conversion of the 2001 Debt, contingent upon the conversion of the principal note and interest to common stock. All the principal and interest of the 2001 Debt converted to 192,283 shares of common stock on September 30, 2004. The 2001 Debt holders were granted warrants to purchase 384,566 shares of stock on the conversion date of the 2001 Debt at an exercise price of $2.00 per share. As a result, we recorded $81,488 of warrant value as debt conversion expense on that date.

During 2004, our total assets increased approximately 114% to $489,560 at December 31, 2004 from $229,299 at December 31, 2003. The increase was due primarily to our increased cash balance of $410,053 that resulted primarily from our debt and private equity offering during 2004. Total liabilities decreased $1,948,192, or 90%, due primarily to the retirement of liabilities with proceeds of the convertible debt and equity placements during 2004 and the conversion of $400,000 of the 2001 Debt plus applicable accrued interest to equity in September 2004. In conjunction with the retirement of various liabilities, we recorded $716,299 in debt extinguishment gains for liabilities retired for less than their recorded values.

We expect to spend less than $25,000 on capital expenditures in 2005.

Results of Operations

Revenues

Revenues were $565,870 and $504,881 in 2004 and 2003, respectively. The 12% increase in revenues from 2003 to 2004 was primarily due to higher software revenues of $277,932, offset partly by the decrease in Omega maintenance revenue of $216,943 as former customers have either replaced these older systems with newer equipment or declined maintenance contracts due to budgetary considerations. The increase in software revenues during 2004 included an approximate $364,000 multi-site sale to an integrator for implementation at one end user. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products. See Note 8 to our consolidated financial statements.

Gross Profit

Gross profit as a percentage of revenues was approximately 85% and 28% in 2004 and 2003, respectively. The increase from the prior year was due primarily to the higher software revenues during the current year as well as the periodic charge for amortization of capitalized software development costs being larger in the prior year as all capitalized software costs were amortized as of March 31, 2004.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $936,446 and $647,984 for 2004 and 2003, respectively. The 45% increase resulted primarily from accounting and auditing expenses of approximately $115,000 incurred during 2004, and approximately $75,000 of non-refundable investment banking fees. We filed all required SEC filings for 2003 during the quarter ended March 31, 2004 and
engaged    Westminster    Securities    to    assist   in    raising    capital.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $452,002 and $419,361 for 2004 and 2003, respectively. The 8% increase from 2003 was due primarily to higher salary and benefit costs.

Other Expense, Primarily Finance Charges

Other expense, primarily finance charges were $460,789 and $287,798 for 2004 and 2003, respectively. Expense during 2004 consisted primarily of finance charges associated with our issuance of convertible debt during previous years as well as debt originated in February 2004. During 2003, this expense consisted primarily of the amortization of the warrant value and the beneficial conversion feature of the convertible debt issued between the fourth quarter 2001 and the nine months ended September 30, 2003. See note 5 to the consolidated financial statements.

Debt Conversion Expense

Debt conversion expense during 2004 amounted to $245,643 and consisted of $164,155 that was recorded at the time of the conversion of the 2004 Debt in June 2004 to reflect the fair value of additional warrants granted upon the conversion of a majority of the Debt to common stock, and $81,488 that was recorded at the time of the conversion of the 2001 Debt in September 2004 to reflect the fair value of additional warrants granted upon the conversion of the 2001 Debt to common stock. See note 5 to the consolidated financial statements.

Debt conversion expense of $431,599 was recorded during 2003 to reflect the fair value of the additional shares issued to convertible debt holders who extended their notes originally due on December 31, 2002 in exchange for a reduction of the conversion price of the debt.

Gain on Extinguishments of Debt

A gain of $716,299 was recorded during 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during 2003.

Net Loss

Our net loss for 2004 was $898,803, or $0.30 per share, compared to our net loss for 2003 of $1,645,374, or $0.76 per share. The decrease in net loss was due primarily to increased gross profit in the amount of $338,410 that resulted from increased software sales as well as the gain on debt extinguishments of $716,299 in the current year to reflect the retirement of liabilities for less than their recorded values, partly offset by higher finance charges incurred during the current year relating to the convertible debt financing originated in February 2004.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. Financial Statements

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this Report and are incorporated herein by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2004 and December 31, 2003, Marcum & Kliegman LLP advised our management and our Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within our accounting function. We believe this resulted from continued cost cutting efforts, which resulted in the termination of certain accounting personnel. Management believes that sufficient compensating controls have since been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.

During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

Item 9. Directors and Executive Officers.

The information required by this Item will be contained in our definitive Proxy Statement to be delivered to stockholders in connection with our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") and is incorporated herein by reference.

Item 10. Executive Compensation.

The information required by this Item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information relating to certain relationships and related transactions contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

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

 *10.3.3        Amendment No. 3 to 1991 Stock Option Plan (S-1)

 *10.3.4        Amendment No. 4 to 1991 Stock Option Plan (Option Plan
                S-8, Exhibit 4.5)

 *10.3.5        Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A)

 *10.4          1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit
                4.1)

 *10.5          1994 Employee Stock Purchase Plan (1994 10-K)

 *10.6 License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

 *10.7 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q)

 *10.8 ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27,2001 (2001 10-Q)

 *14.1          Code of Ethics (2002 10-K)

  21.1          Subsidiaries of the Company

  23.1          Consent of Marcum & Kliegman LLP

  31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive
                Officer.

  31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

32.1            Certifications Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99.1 Independent Registered Public Accounting Firm's Report and Financial Statements

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item will be included in the 2005 Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SIMTROL, INC.


                                 By:/s/ Richard W. Egan
                                     -------------------------------------------
Date:  March 28, 2005                   Richard W. Egan, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

  Signature                                    Title                           Date
  ---------                                    -----                           ----
/s/ Larry M. Carr                              Chairman of the Board           March 28, 2005
---------------------------------------
    Larry M. Carr

/s/ Richard W. Egan                            Chief Executive Officer         March 28, 2005
---------------------------------------
    Richard W. Egan

/s/ Stephen N. Samp                            Chief Financial Officer         March 28, 2005
---------------------------------------        (Principal Financial and
    Stephen N. Samp                            Accounting Officer)

/s/ Dallas S. Clement                          Director                        March 28, 2005
---------------------------------------
    Dallas S. Clement

/s/ Julia B. North                             Director                        March 28, 2005
---------------------------------------
    Julia B. North

/s/ Edward S. Redstone                         Director                        March 28, 2005
---------------------------------------
    Edward S. Redstone

/s/ Adam D. Senter                             Director                        March 28, 2005
---------------------------------------
    Adam D. Senter

/s/ Thomas J. Stallings                        Director                        March 28, 2005
---------------------------------------
    Thomas J. Stallings