Form 10KSB/A
period 2004-12-31
SIMTROL  INC
filed 2005-05-02
CIK 846775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-KSB/A
                               ------------------

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

The number of shares outstanding of the registrant's common stock as of April 29, 2005: 3,722,914 shares of $.001 par value common stock.

Documents incorporated by reference: None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

BOARD COMPOSITION


      The directors and executive officers of Simtrol, Inc. (the "Company") are as follows:

--------------------------------------------------------------------------------
Name                     Age     Position
--------------------------------------------------------------------------------
LARRY M. CARR            61      Chairman of the Board of Directors
--------------------------------------------------------------------------------
RICHARD W. EGAN          39      President, Chief Executive Officer and Director
--------------------------------------------------------------------------------
STEPHEN N. SAMP          40      Chief Financial Officer and Secretary
--------------------------------------------------------------------------------
DALLAS S. CLEMENT        40      Director
--------------------------------------------------------------------------------
JULIA B. NORTH           57      Director
--------------------------------------------------------------------------------
EDWARD S. REDSTONE       76      Director
--------------------------------------------------------------------------------
ADAM SENTER              48      Director
--------------------------------------------------------------------------------
THOMAS J. STALLINGS      58      Director
--------------------------------------------------------------------------------

All members of the Board of Directors, with the exception of Mr. Egan, are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer's listing standards. Biographical information regarding these directors:

      LARRY M. CARR, age 61, has served as a director since June 1994 and as Chairman of the Board since January 1998. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Adia Services, Inc., acquired Mr. Carr's interest in this company, Mr. Carr still owns and operates numerous Nursefinders franchises and assists in the administration and management of several other franchises through an entity known as Management Services, Inc. Mr. Carr is Chairman of the Board of Northwest National Bank, located in Arlington, Texas, a director of Mobility Electronics, Inc., of Scottsdale, Arizona, which designs, develops and markets connectivity and remote peripheral interface technology and products and is a director of several privately held companies, including OHA Financial, Inc., Trinity Airweighs, LLC and Computerized Healthcare, Inc.

      RICHARD W. EGAN, age 39, has served as a director and Chief Executive Officer of the Company since May 18, 2000. Mr. Egan joined the Company in June 1995 and served as National Account Manager until July 1996 when he took over the position of Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed President of the Company.

      STEPHEN N. SAMP, age 40, joined the Company in April 2002 as Chief Financial Officer and Secretary. From February 2001 until March 2002 he served as an independent financial consultant. From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software.

      DALLAS S. CLEMENT, age 40, has served as a director since April 2001. Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. ("Cox") since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises, Inc. and Cox.

         JULIA B. NORTH, age 57, has served as a director since October 1997. Ms. North served as President and Chief Executive Officer of the Company from October 1997 until June 1999. Ms. North is a director of WinnDixie Stores, Inc., a food retailer, MAPICS, Inc., a global developer of extended enterprise applications, and Acuity Brands, Inc., a maker of lighting equipment and specialty products.

      EDWARD S. REDSTONE, age 76, has served as a director since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha's Vineyard National Bank. Mr. Redstone was a co-founder of National Amusements, which, among other things, is the controlling stockholder of Viacom. Mr. Redstone also founded First Bancorporation.

      ADAM D. SENTER, age 48, has served as a director of Simtrol since January 2005. Mr. Senter began his nineteen-year career with IBM Corporation in sales and marketing, with special emphasis in training, multimedia, and healthcare solutions. Included among his successes are conceiving and implementing a global sales strategy that produced profitable growth in an underperforming segment. Mr. Senter served as the Executive Vice President and Group President at Provant, Inc., where he reversed a large EBIT loss situation while upgrading organizations, personnel and processes, and helped to sell four business units while protecting the interests of the stakeholders. Mr. Senter currently serves as chairman of Keowee Partners LLC, a limited liability company focused on real estate investment and development in South Carilina, and also acts in an advisory role for several private companies in the Atlanta, Georgia area.

      THOMAS J. STALLINGS, age 58, has served as a director of Simtrol since January 2005. Mr. Stallings is currently CEO and a director of Internet Commerce Corporation (NASDAQ:ICCA), a provider of Internet-based e-commerce solutions, which he joined in 2003. Mr. Stallings began his 23-year career at the IBM Corporation in sales. He progressed through positions of increasing responsibility. For the last four years of his tenure he was the General Manager for a $500 million PC Direct business unit. In 1995 and 1996 he was an area Vice President with Oracle. For the last seven years he has been involved in the management of venture capital backed technology companies, all of which were successfully sold to larger organizations. He was the President and Chief Operating Officer of CoreHarbor, from October 2002 to June 2003 where his efforts lead to the effective merger between CoreHarbor and USinternetworking Inc. From 1999 to 2002, he served as President and CEO of Cambar Software Inc. and was successful in completing a sale of the company to a private investor group in November 2002. From 1997 to 1999, he served as President and CEO of Analytika, Inc. were he successfully grew this early stage software development firm that was acquired in late 1999 by Dendrite International.

      Each director serves until the next annual meeting of the Company's shareholders and until his or her successor is elected and qualified. Executive officers are appointed by, and hold office at the pleasure of, the Board of Directors. There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Company's Board of Directors has several committees, including standing Audit and Compensation Committees. The Board of Directors does not have a standing nominating committee, such function being reserved to the full Board of Directors.

      Audit Committee. The Audit Committee is currently composed of Julia B. North, Edward S. Redstone and Dallas S. Clement. The Audit Committee met three times during 2004. The Audit Committee's principal functions are to recommend to the Company the appointment of independent auditors for the Company, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors' findings and recommendations. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company's auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the Audit Committee are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer's listing standards. The Board of Directors has adopted a written Audit Committee Charter. The Board of Directors has determined that Dallas S. Clement is an "audit committee financial expert," as defined in SEC rules.

      Compensation Committee. The Compensation Committee is currently composed of Larry M. Carr, Edward S. Redstone and Julia B. North. The Compensation Committee met once during 2004. The Compensation Committee is responsible for approving and monitoring the remuneration arrangements for senior management and establishing the targets that determine awards payable under the Company's incentive compensation plan.

      The Company does not have a Nominating Committee. The Director selection and review are conducted by the entire Board of Directors. The Company believes that this is adequate based on the size and make-up of the current Board of Directors. Five of the members of the Board of Directors have served as directors of the Company for between three and eleven years. The Company believes that this group of longstanding directors is capable of evaluating the performance of the current Board and the qualifications of proposed director nominees, and of determining the need for additional directors. The Board of Directors does not have a written charter or formal process governing the nominating process. The Board of Directors will consider director nominees recommended by shareholders. Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the Board, and able to represent the interests of all shareholders and not merely those of any special interest group.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2004, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF OFFICERS

      The following table provides certain summary information for 2004, 2003 and 2002 concerning compensation paid or accrued by the Company to or on behalf of the Company's executive officers:

                                                            LONG TERM
                                                            COMPENSATION
                                 ANNUAL COMPENSATION        AWARDS
NAME AND                         -------------------        ------------------
PRINCIPAL                                                   NUMBER OF SHARES
POSITION               YEAR      SALARY       BONUS         UNDERLYING OPTIONS
-----------------      ----      --------     -----         ------------------
Richard W. Egan        2004      $135,200(1)     --            50,000
President and CEO      2003      $130,000(1)     --             7,500
                       2002      $130,000(1)     --             6,000

Stephen N. Samp        2004      $119,600(2)     --            45,000
Chief Financial        2003      $115,000(2)     --             3,600
Officer                2002      $ 86,923(2)     --             4,000


----------
(1) Due to the business conditions of the Company, Mr. Egan deferred $35,500 of his 2003 salary and $15,000 of his 2002 salary. He was paid these deferred amounts during 2004.
(2) Due to the business conditions of the Company, Mr. Samp deferred $23,861 of his 2003 salary and $4,423 of his 2002 salary. He was paid these deferred amounts during 2004.

STOCK OPTION PLANS

      1991 Stock Option Plan. In 1991, by action of the Company's Board of Directors, the Company adopted the 1991 Stock Option Plan (the "1991 Plan") for the Company's and its wholly-owned subsidiaries' officers, directors and employees. The 1991 Plan was approved by the Company's shareholders on October 10, 1991. In July 1992, the 1991 Plan was amended to, among other things, provide for the automatic grant of options to the Company's non-employee directors, to increase the number of shares of common stock available for grant thereunder and to expand the class of persons eligible to receive options under the 1991 Plan to include employees of the Company's majority-owned subsidiaries. In November 1993, the 1991 Plan was further amended to expand the class of persons eligible to receive options under the 1991 Plan and to increase the number of shares of common stock available for grant thereunder. The 1991 Plan, as amended by the Company's shareholders on May 19, 1998, provides for the grant of options to purchase up to an aggregate of 366,206 shares of the Company's common stock. The right to grant additional options under this plan expired in August 2001. Therefore, no additional grants of options will be made under this plan. At December 31, 2004, options to purchase 56,775 shares of common stock were outstanding under the 1991 Plan.

      2002 Stock Option Plan. In June 2002 the Company's shareholders approved the adoption of the 2002 Stock Option Plan (the "2002 Plan") for the Company's and its wholly owned subsidiaries' officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of the Company's common stock. On April 22, 2004, shareholders approved an increase in the number of options available under the 2002 Plan to 750,000. Under the terms of the 2002 Plan, the Stock Option Committee of the Board of Directors may grant options to purchase shares of common stock to the Company's officers, directors and employees, and to those of the Company's subsidiaries. At December 31, 2004, options to purchase 353,500 shares of common stock were outstanding under the 2002 Plan.

      The following table provides certain information concerning options granted during 2004:

                                            % OF TOTAL OPTIONS
                   NUMBER OF SECURITIES     GRANTED TO
                   UNDERLYING OPTIONS       EMPLOYEES IN         Exercise or
NAME               GRANTED                  FISCAL YEAR          Base Price      EXPIRATION DATE
---------------    --------------------     ------------------   -----------     ----------------
Richard W. Egan                  50,000                   22.7%        $2.00        June 20, 2014
Stephen N. Samp                  45,000                   20.5%        $2.00        June 20, 2014


      The following table provides certain information concerning the value of unexercised warrants and unexercised options held by the Company's executive officers as of December 31, 2004. No options or warrants were exercised by either of the executive officers during 2004:

                        NUMBER OF UNEXERCISED OPTIONS OR         VALUE OF UNEXERCISED IN-THE-MONEY
                                   WARRANTS AT                  OPTIONS AND WARRANTS AT FISCAL YEAR
                                 FISCAL YEAR END                                END
                      --------------------------------------    -------------------------------------
NAME                  EXERCISABLE         UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
-------------------   ----------------    ------------------    ---------------     -----------------
Richard W. Egan                 23,625                58,000                 --                    --
Stephen N. Samp                  3,400                49,200                 --                    --

      The following table provides information as of December 31, 2004 regarding the Company's compensation plans and arrangements:

EQUITY COMPENSATION PLAN INFORMATION

                                                                                         Number of securities
                                        Number of securities      Weighted-average       remaining available for
                                        to be issued upon         exercise price of      future issuance under equity
                                        exercise of               outstanding            compensation plans
                                        outstanding options,      options, warrants      (excluding securities
                                        warrants and rights       and rights             reflected in column (a))
Plan category                           (a)                       (b)                    (c)
-----------------------------------     ----------------------    -------------------    ------------------------------
Equity compensation plans approved
    by security holders                                410,275                 $5.66                           396,500
Equity compensation plans not
    approved by security holders                       388,000(1)              $2.00                                --
Total                                                  799,275                 $3.88                           396,500


----------
(1) Represents warrants granted to Westminster Securities as a placement agent fees for convertible debt and equity offerings during 2004.

DIRECTOR COMPENSATION

      The Company does not presently provide any cash compensation to directors for their services as directors. Each of the Company's non-employee directors receives an automatic grant of options to purchase 15,000 shares of the Company's common stock each year under the terms of the Company's stock option plans. Each director is reimbursed for travel and other expenses incurred in connection with the performance of his or her duties.

      Additionally, all new non-employee directors receive a one-time grant of an option to purchase 5,000 shares of the Company's common stock at an exercise price equal to the fair market value of the stock on the date of the grant per the terms of the 2002 Stock Option Plan. The options expire, unless previously exercised or terminated, ten years from the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information as of April 29, 2005 with respect to ownership of the outstanding common stock of the Company by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company, as a group, and (iii) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock:

                                                 SHARES             PERCENT OF
                                              BENEFICIALLY         OUTSTANDING
NAME OF BENEFICIAL OWNER                        OWNED (1)             SHARES
--------------------------------------        ------------         ------------
Larry M. Carr                                     691,974 (2)           17.28%
Julia B. North                                     27,350 (3)                *
Edward S. Redstone                                710,816 (4)           17.79%
Richard W. Egan                                    50,442 (5)            1.35%
Dallas S. Clement                                  78,233 (6)            2.08%
Adam D. Senter                                     25,000 (7)                *
Thomas J. Stallings                                25,000 (7)                *
A. John Knapp, Jr.                                219,477 (8)            9.52%
Stephen N. Samp                                    20,200 (9)                *
Frederick G. Wedell                               505,055 (10)           12.5%
Meadowbrook Opportunity Fund, LLC                 250,000 (11)            6.5%
W. Cobb Hazelrig                                  605,055 (12)           14.8%
All directors and executive officers
as a group (8 persons)                          1,629,013                36.6%

----------
*     Less than 1% of outstanding shares.
1. Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. "Beneficial ownership," determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, includes shares for which an individual, directly or indirectly, has or shares voting or investment power and also includes options that are exercisable within 60 days.
2. Consists of 392,616 shares held directly, 32,625 shares subject to stock options that are exercisable within 60 days, and 250,066 shares subject to presently exercisable common stock purchase warrants. Also includes 16,667 shares and 50,000 shares subject to warrants held in the name of OHA Financial, of which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares. Mr. Carr's business address is 2200 Norcross Parkway, #255, Norcross, Georgia 30071.
3. Consists of 725 shares held directly and 26,625 shares subject to stock options that are exercisable within 60 days.
4. Consists of 438,878 shares held directly, 22,375 shares subject to stock options that are exercisable within 60 days, 249,500 shares issuable upon the exercise of warrants and 63 shares owned by Mr. Redstone's spouse. Mr. Redstone's business address is 222 Merrimack Street, Suite 210, Lowell, MA 01852.
5. Consists of 5,775 shares held directly, 1,375 shares issuable upon the exercise of warrants, and 43,292 shares issuable upon the exercise of options that are exercisable within 60 days.
6. Consists of 31,681 shares owned directly, 28,052 shares issuable upon exercise of warrants, and 18,500 shares issuable upon the exercise of stock options that are exercisable within 60 days.
7. Consists of 25,000 shares subject to stock options that are exercisable within 60 days.
8. Consists of 146,913 shares owned directly and 28,024 shares owned by Andover Group, Inc., 44,540 shares issuable upon the exercise of warrants that are exercisable within 60 days by Andover Group. Mr. Knapp is Chief Executive Officer and majority shareholder of Andover Group, Inc. Mr. Knapp's business address is 910 Travis Street, Suite 1910, Houston, TX 77002.
9. Consists of 20,200 shares of common stock subject to stock options that are exercisable within 60 days.
10. Consists of 50,000 shares held directly and 50,000 shares subject to presently exercisable common stock purchase warrants. Also includes 151,685 shares and 253,370 shares subject to presently exercisable common stock purchase warrants held in the name of W&H Investment, of which Mr. Wedell is a principal. Mr. Wedell's business address is 3940 Montclair Rd., Suite 500, Birmingham, AL 35213.
11. Consists of 125,000 shares and 125,000 shares subject to presently exercisable common stock purchase warrants.
12. Consists of 50,000 shares and 50,000 shares subject to presently exercisable common stock purchase warrants. Also includes 151,685 and 50,000 shares and 253,370 and 50,000 shares subject to presently exercisable common stock purchase warrants held in the name of W&H Investment and Hazelrig Family Partnership, LLP, respectively, of which Mr. Hazelrig is a principal. Mr. Hazelrig's business address is 3940 Montclair Rd., Suite 500, Birmingham, AL 35213.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In January 2004, Messrs. Carr and Redstone, two members of the Company's Board of Directors, agreed to extend the due dates of their $200,000 convertible notes originated in 2001 (the "2001 Debt") to December 31, 2004 and they agreed to convert all principal and interest to the Company's common stock at the close of a private placement of equity securities. Additionally, the Company agreed to issue the two directors warrants to purchase two shares of the Company's common stock for each share of stock issued upon conversion of the 2001 Debt. All the principal and interest of the 2001 Debt was converted to 192,283 shares of common stock on September 30, 2004, and the two directors received warrants to purchase an aggregate of 384,566 shares of the Company's common stock on the date of conversion at an exercise price of $2.00 per share.

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

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        --------------------------------------------------------------
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

*3.3 Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993 (1992 10-Q)

*3.6 Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995 (1994 10-K)

*3.7 Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (1995 10-K)

*3.9 Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999 (1998 10-K/A)

*3.10 Certificate of Amendment to Certificate of Incorporation filed on June 28, 1999 (June 1999 10-Q)

*10.3             1991 Stock Option Plan (S-18 No. 2, Exhibit 10.1(a))

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
----------        --------------------------------------------------------------
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

*10.5             1994 Employee Stock Purchase Plan (1994 10-K)

*10.6 License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

*10.7 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q)

*10.8 ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27,2001 (2001 10-Q)

*14.1             Code of Ethics (2002 10-K)

21.1              Subsidiaries of the Company (previously filed)

23.1              Consent of Marcum & Kliegman LLP (previously filed)

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

32.1              Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

      Audit Fees. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and the review of the financial statements included in the Company's Forms 10-QSB for 2004 was $62,500. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003 and the review of the financial statements included in the Company's Forms 10-QSB for 2003 was $55,000.

      Audit-Related Fees. There were no fees charged by Marcum & Kliegman LLP during 2004 or 2003 for audit-related services.

      Tax Fees. No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum & Kliegman LLP during 2004 or 2003.

      All Other Fees. During 2004, Marcum & Kliegman LLP billed the Company $9,500 for services performed in conjunction with the SEC Form SB-2 filed by the company in November. There were no additional fees billed to the Company by Marcum & Kliegman LLP during 2003.

AUDIT COMMITTEE PRE-APPROVAL POLICY

      The services performed by the independent accountant in 2004 were pre-approved by the Audit Committee of the Company's Board of Directors. Any requests for audit, audit-related, tax and other services must be submitted to the Audit Committee for specific pre-approval. Normally, pre-approval is considered at regularly scheduled meetings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SIMTROL, INC.


                                     By:  /s/ Richard W. Egan
                                        ----------------------------------------
Date:  April 29, 2005                   Richard W. Egan, Chief Executive Officer