Form 10QSB
period 2005-03-31
SIMTROL  INC
filed 2005-05-16
CIK 846775

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                         Commission file number 1-10927

                                  SIMTROL, INC.
        (Exact name of small business issuer as specified in its charter)


    Delaware                                            58-2028246
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

                       YES  |X|         NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
     Class of Securities                                       April 30, 2005

Common Stock, $.001 Par Value                                   3,722,914


Transitional Small Business Disclosure Format:  YES |_|         NO |X|

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                          Quarter Ended March 31, 2005

                                      Index


                                                                                           Page
                                                                                           ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheet as of
                      March 31, 2005.....................................................    3

                      Condensed Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2005 and 2004.........................    4

                      Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2005 and 2004.........................    5

                      Notes to Condensed Consolidated Financial Statements ..............    6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................   10

         Item 3. Controls and Procedures.................................................   14

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Purchases of Equity Securities...............   14

         Item 6.  Exhibits and Reports on Form 8-K.......................................   14

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                   (UNAUDITED)

                             ASSETS

Current assets:
     Cash and cash equivalents                                     $     96,967
     Accounts receivable, net                                            24,222
     Prepaid expenses and other assets                                   21,009
                                                                   ------------
           Total current assets                                         142,198

Property and equipment, net                                              27,856

Other long-term assets                                                    1,840
                                                                   ------------
                 Total assets                                      $    171,894
                                                                   ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                   178,961
     Accrued expenses                                                    42,308
     Deferred revenues                                                    4,167
                                                                   ------------
           Total Current Liabilities                                    225,436

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                             --
   Common stock, authorized 40,000,000 shares of
         $.001 par value; 3,722,914 issued and outstanding                3,723
   Additional paid-in capital                                        62,823,458
   Accumulated deficit                                              (62,880,723)
                                                                   ------------
                 Total stockholders' deficiency                         (53,542)
                                                                   ------------
                Total liabilities and stockholders' deficiency     $    171,894
                                                                   ============

See notes to condensed consolidated financial statements

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                      -----------    -----------
Revenues:
  Software licenses                                   $    32,962    $    25,816
  Service                                                  20,333         25,042
                                                      -----------    -----------
      Total revenues                                       53,195         50,858
Cost of revenues
  Software licenses                                            --         70,522
  Service                                                   3,738             --
                                                      -----------    -----------
      Total cost of revenues                                3,738         70,522
                                                      -----------    -----------
      Gross profit (loss)                                  49,457        (19,664)

Operating expenses:
    Selling, general, and administrative                  247,531        271,547
    Research and development                              132,741        107,349
                                                      -----------    -----------
Total operating expenses                                  380,272        378,896

        Loss from operations                             (330,815)      (398,560)

Other income/(expenses)
  Gain on debt extinguishment                                  --        254,302
  Other income/(expense), primarily finance charges           276       (162,749)
                                                      -----------    -----------
Total other income (expenses), net                            276         91,553

        Net loss                                      $  (330,539)   $  (307,007)
                                                      ===========    ===========

Net loss per common share:
    Basic and Diluted                                 $     (0.09)   $     (0.13)
Weighted average shares outstanding
    Basic and diluted                                   3,720,802      2,336,494
                                                      ===========    ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                               Three Months Ended

                                                                               March 31,
                                                                          2005         2004
                                                                       ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                       (317,084)    (392,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) on short-term credit facilities                             --       (1,200)
    Net proceeds from convertible debt                                         --      479,000
    Net proceeds from stock issuances                                          --        5,000
                                                                        ---------    ---------
             Net cash provided by financing activities                         --      482,800


Increase (decrease) in cash and cash equivalents                         (317,084)      90,235
Cash and cash equivalents, beginning of the period                        414,051        3,998
                                                                        ---------    ---------
Cash and cash equivalents, end of the period                            $  96,967    $  94,233
                                                                        =========    =========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of stock warrants                                          $      --    $ 192,602
                                                                        ---------    ---------
    Beneficial conversion feature of convertible debt                   $      --    $ 127,242
                                                                        ---------    ---------
    Common stock issued for investor relations services performed       $   7,900    $      --
                                                                        ---------    ---------

See notes to condensed consolidated financial statements

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2005 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2004 and for each of the two years ended December 31, 2004 and 2003, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Note 2 - Going Concern Uncertainty

As of March 31, 2005, the Company had cash and cash equivalents of $96,967. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its Ongoer product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 5) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. The Company has a net stockholders' deficit as of March 31, 2005 of $53,542.

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

Note 3 - Selected Significant Accounting Policies

Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted earnings per share because their effects would be anti-dilutive.

                                              March 31, 2005      March 31, 2004
                                                   ---------           ---------
Options                                              435,875             137,525
Warrants                                           2,792,436             900,923
Convertible Debt                                          --             488,569
                                                   ---------           ---------
Total                                              3,228,311           1,527,017
                                                   ---------           ---------

Accordingly, basic and diluted earnings per share are identical.

Stock Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS No. 123. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                           Three Months Ended
                                                                March 31,
                                                           2005           2004
                                                         ======================

Net loss as reported                                     ($330,539)   ($307,007)

Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                     (53,033)      (7,789)

                                                         ----------------------
Pro forma net loss                                       ($383,572)   ($314,796)
                                                         ======================

Net loss per share as reported-basic and diluted         ($   0.09)   ($   0.13)
Pro forma net loss per share- Basic and diluted          ($   0.10)   ($   0.13)
--------------------------------------------------------------------------------
Pro forma Information

The fair value for options issued during the three months ended March 31, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model to be $25,000 and $0, respectively, with the following weighted-average assumptions.

Assumptions                                          2005            2004
                                                   ------------------------

Risk-free rate                                         4.75%          4.00%
Annual rate of dividends                                  0              0
Volatility                                               77%            85%

Average life                                         5 years        7 years

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

The following summarizes the stock option transactions for the three months ended March 31, 2005 and 2004:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Options         Price
Options outstanding at January 1, 2004               137,525        $  13.20
Granted                                                   --              --
Exercised                                                 --              --
Terminated                                                --              --
                                                    --------
Options outstanding at March 31, 2004                137,525        $  13.20
                                                    ========

Options outstanding at January 1, 2005               410,275        $   5.66
Granted                                               50,000        $   0.77
Exercised                                                 --
Terminated                                           (24,400)       $   5.95
                                                    --------
Options outstanding at March 31, 2005                435,875        $   5.08
                                                    ========


New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS No. 153 should be applied prospectively.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2005 and 2004: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized ratably over the term of the related sales contract. As of March 31, 2005, there was $4,167 of deferred revenues.

Note 4 - Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 5 - Convertible Debt

On February 4, 2004, the Company completed the sale of convertible notes with a principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including one Board member who purchased $15,000. The Company raised net proceeds of $479,000 from the sale (placement fee of $96,000 was capitalized as financing costs) and the proceeds of the offering were used to fund current operational and overhead expenses. The interest rate of the notes was 10% per annum and the conversion price of the notes was $2.00 per share for all principal and accrued interest. The due date of the notes was August 4, 2004 and the notes were convertible to shares of common stock at any time before that date.

In conjunction with the issuance of the 2004 Debt, the Company also issued warrants to the noteholders to purchase an aggregate of 287,500 shares of common stock with an exercise price of $2.00 per share (fair value of the warrants was $91,202). Each warrant enabled the holder to purchase the same number of shares as the holder would receive upon conversion of such holder's notes. The Company also issued 169,000 warrants to Westminster Securities as a placement fee for the financing (fair value of the Westminster warrants was $101,400). Noteholders received additional warrants at the date of origination to purchase an aggregate of 575,000 shares of stock (fair value of $179,789), which may only be exercised in the event a holder actually elects to convert his or her notes into the Company's common stock. The exercise price of the warrants is $2.00 per share of common stock.

Associated with this debt, a beneficial conversion feature of $127,242 was recorded to reflect the discount on the 2004 Debt based on the relative fair values of the warrants and conversion feature of the 2004 Debt. For the three months ended March 31, 2004, $72,815 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value.

All the above debt discounts were amortized to financing costs over the term of the 2004 Debt, except for the $179,789 attributed to the 575,000 warrants that could be exercised in the event of a conversion of the 2004 Debt. In June 2004, $525,000 of the 2004 Debt was converted into 271,409 shares of common stock. As a result, the Company recorded $164,155 of warrant value as debt conversion expense in June 2004. A total of $50,000 plus all applicable accrued interest was repaid during June 2004 with proceeds from the sale of common stock. Additionally, the $101,400 capitalized as a financing fee for the warrants granted to Westminster Securities was amortized over the life of the 2004 Debt. Approximately $33,800 of this amount was amortized as a financing expense in the three months ended March 31, 2004.

During 2001, the Company issued $400,000 of convertible debt to two stockholders ("2001 Debt"). The 2001 Debt accrued interest at prime rate plus 1% (6.5% at the time), was originally due February 7, 2002 and was collateralized by all of the assets of the Company. In January 2004, the 2001 Debt was extended to December 31, 2004 and the debt holders agreed to convert all principal and interest to common stock at the close of the private placement of equity securities. Additionally, the Company agreed to issue the debt holders warrants to purchase two shares of stock for each share of stock created by conversion of the 2001 Debt, contingent upon the conversion of the principal note and interest to common stock.

Note 6 - Stockholders' Deficiency

During the three months ended March 31, 2004, the Company issued 2,604 shares of its common stock for gross proceeds of $5,000 ($1.92 per share). Offering costs were de minimis.

During the three months ended March 31, 2005, the Company issued 10,000 shares of restricted common stock in exchange for investor relations services performed for the Company by an investor relations consultant, valued at $7,900.

Note 7- Major Customers

Revenue from four customers comprised approximately $50,485 (95%) of consolidated revenues for the three months ended March 31, 2005. At March 31, 2005, related accounts receivable from these customers comprised 100% of consolidated receivables.

Revenue from three customers comprised approximately $50,858 (100%) of consolidated revenues for the three months ended March 31, 2004.

Note 8 - Gain on Debt Extinguishment

A gain of $254,302 was recorded during the three months ended March 31, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements. No such settlements were recorded during the three months ended March 31, 2005.

Note 9 - Subsequent Event

On May 9, 2005 the Board of Directors of the Company designated the preferences, rights, and limitations of Series A Convertible Preferred Stock, of which up to 450,000 shares may be issued. Each share of Series A Convertible Preferred Stock has a stated value of $3.00 and is convertible into four shares of common stock.

On May 10, 2005 the Company completed the sale of 90,667 units consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase one share of common stock at an exercise price of $1.00 per share, and a warrant to purchase one share of common stock at an exercise price of $1.25 per share. Net proceeds to the Company were approximately $226,000 (offering costs of approximately $46,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our unaudited condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2004 should be read in conjunction with this discussion and our consolidated financial statements.

                          Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC based software product Ongoer and our older proprietary hardware and software product, Omega. Revenue on the sale of software and hardware is recognized upon shipment. Revenue on maintenance contracts is recognized ratably over the term of the related contract.

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

Results of Operations

Revenues

Revenues were $53,195 and $50,858 for the three months ended March 31, 2005 and 2004, respectively. The 5% increase for the three months ended March 31, 2005 was primarily due to increased software revenues of $7,146, partially offset by lower service revenues of $4,719. We discontinued selling our older Omega platform in 2001 in order to concentrate resources on development and sale of our new Ongoer(TM) and OnGuard software products. The lower Omega revenues were due mainly to the discontinuance of maintenance contracts by many of our customers.

Cost of Revenues and Gross Profit

Cost of revenues decreased $66,784, or 95%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to the amortization of $69,406 of previously capitalized research and development costs. All such capitalized costs were amortized as of March 31, 2004.

Gross margins were approximately 93% and (39%) for the three months ended March 31, 2005 and 2004, respectively. The increase resulted primarily from higher software revenues in the current year and the amortization of capitalized software costs, equal to $69,406 in the three months ended March 31, 2004. Amortization of capitalized research and development software costs ended in March 31, 2004.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $247,531 and $271,547 for the three months ended March 31, 2005 and 2004, respectively. The decrease in the three-month period ended March 31, 2005 compared to the similar period in 2004 resulted primarily from lower auditing and accounting fees of $25,000 and lower non-refundable investment banking fees of $13,000 incurred in the three months ended March 31, 2004. The company filed all required SEC filings for 2003 during the quarter ended March 31, 2004 and engaged Westminster Securities to assist in raising capital during 2004.

 Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $132,741 and $107,349 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, we did not capitalize any software development costs related to new products under development.

Gain on Debt Extinguishments

A gain of $254,302 was recorded during the three months ended March 31, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended March 31, 2005.

Other (Income)/Expense, Primarily Finance Charges

Other (income) expense, primarily finance charges of ($276) and $162,749 for the three months ended March 31, 2005 and 2004 consisted primarily of interest earned on our cash balances during the three months ended March 31, 2005 and, during the three months ended March 31, 2004, finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the unaudited condensed consolidated financial statements. The interest expense in the prior year is due primarily to the issuance of an additional $575,000 of convertible debt during the three months ended March 31, 2004.

Net Loss

Net loss for the three months ended March 31, 2005 was $330,539 compared to a net loss of $307,007 for the three months ended March 31, 2004. The higher loss during the current period was due primarily to the gain of $254,302 recorded on debt extinguishments during the three months ended March 31, 2004, which was partially offset by higher other expense, primarily finance charges of $162,749 incurred during that period.

Financial Condition

During the quarter ended March 31, 2005, total assets decreased approximately 65% to $171,894 from $489,560 at December 31, 2004. This was primarily the result of a decrease in cash during the quarter of $317,084 due to the net loss during the quarter of $330,566.

Current liabilities increased $4,973 or 2%, due primarily to an increase in accrued expenses at March 31, 2005.

Liquidity and Sources of Capital

General

As of March 31, 2005, we had cash and cash equivalents of $96,967. We do not have sufficient funds to meet our cash flow requirements for the next twelve
(12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our Ongoer product line. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2004.

We used $317,084 in cash from operating activities in the three months ended March 31, 2005 due primarily to our net loss during the period of $330,539. We used $392,565 in cash from operating activities in the three months ended March 31, 2004 primarily due to our loss of $307,007, which included a gain on debt extinguishments of $254,302 and the costs associated with filing of our overdue financial filings with the SEC, discontinuing the previous year's deferral of a portion of employees' salaries, and reducing accounts payable with proceeds of the convertible debt issued during the three months ended March 31, 2004. Cash provided by financing activities in the three months ended March 31, 2004 consisted primarily of $479,000 of net proceeds from convertible debt issued in February 2004. .

We will require additional funding during the remainder of fiscal 2005 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2005. We have also used, rather than provided, cash in our operations for the three months ended March 31, 2005.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis and attract additional financing. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In response to the matters described in the preceding paragraphs, we are currently conducting a private placement of units consisting of shares of convertible preferred stock and warrants to raise additional capital to support our operations. On May 10, 2005, we completed the sale of $272,000 of securities in this private placement. For additional information regarding the private placement, see Part II, Item 5 of this report.

We expect to spend less than $25,000 for capital expenditures in the remainder of fiscal 2005.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2004, Marcum & Kliegman LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness." The material weakness indicated that there was inadequate segregation of duties within our accounting function. We believe this resulted from continued cost cutting efforts, which resulted in the termination of various accounting personnel during 2002 and 2003. Management believes that sufficient compensating controls have been implemented to minimize the risks associated with this material weakness, including additional Chief Executive Officer and Board of Directors oversight.


                                     Part II

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

In January 2005, we issued 10,000 shares of restricted common stock in exchange for investor relations services provided to us by an investor relations consultant.

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

ITEM 5.  OTHER INFORMATION

In order to raise additional capital to support our operations, we are currently conducting a private placement of a minimum of $250,000 and a maximum of $1,250,000 of units consisting of one share of convertible preferred stock and warrants to purchase one share of our common stock at an exercise price of $1.00 per share and one share of our common stock at an exercise price of $1.25 per share. Each share of preferred stock has a stated value of $3.00 and is convertible into shares of common stock of the Company at a conversion price of $0.75 (resulting in each share being convertible into four shares of common stock). A copy of the Certificate of Designations establishing the terms of the preferred stock being sold in the private placement is attached hereto as
Exhibit 3.12.

On May 10, 2005, we completed the sale of $272,000 of securities in this private placement to seven accredited investors. We plan to conduct additional closings in the event we receive additional subscriptions to purchase units in the private placement.

Westminster Securities Corporation is acting as our placement agent in the offering, and will receive a cash fee equal to 12% of the gross proceeds that we sell in the private placement and warrants to purchase a number of shares of our common stock equal to 12% of the number of shares of common stock underlying the preferred stock and warrants that we sell in the private placement.

The offers and sales of the securities in the private placement are exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the offers and sales, we will not conduct any general solicitation or advertising, and we will comply with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6.  EXHIBITS

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

         Exhibit No.  Description

            3.1 Certificate of Incorporation, including Certificate of Stock Designation dated September 25, 1990, and amendments dated December 26, 1990, August 19, 1991 and October 17, 1991 (incorporated herein by reference to Exhibit 3-1 of the Post-Effective Amendment No. 3 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D))

            3.2 Amended Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D))

            3.3 Certificate of Amendment to Certificate of Incorporation filed on February 10, 1993 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992)

            3.6 Certificate of Amendment to Certificate of Incorporation filed on February 13, 1995 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994)

            3.7 Certificate of Amendment to Certificate of Incorporation filed on September 8, 1995 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

            3.9 Certificate of Amendment of Certificate of Incorporation filed on January 13, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended)

            3.10 Certificate of Amendment to Certificate of Incorporation filed on June 28, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

            3.11 Certificate of Amendment to Certificate of Incorporation filed on May 7, 2004

            3.12 Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock

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

                                    SIMTROL, INC.

Date:    May 16, 2005               /s/ Richard W. Egan
                                    -----------------------------------------
                                    Chief Executive Officer
                                    (Principal executive officer)


                                    /s/ Stephen N. Samp
                                    -----------------------------------------
                                    Chief Financial Officer

                                    (Principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

3.12 Certificate of Designation of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock

31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.