Form 10QSB
period 2005-06-30
SIMTROL  INC
filed 2005-08-15
CIK 846775

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X|    NO |_|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    OUTSTANDING AT
      CLASS OF SECURITIES                           JULY 31, 2005
-----------------------------                       --------------
COMMON STOCK, $.001 PAR VALUE                            3,733,163

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                           Quarter Ended June 30, 2005

                                      Index


                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheet as of
                  June 30, 2005..............................................  3

                  Condensed Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 2005 and 2004...  4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2005 and 2004....................  5

                  Notes to Condensed Consolidated Financial Statements.......  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............ ............12

         Item 3.  Controls and Procedures.................................... 16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................... 16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 16

         Item 6.  Exhibits ....................... .......................... 17

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SIMTROL, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET
                                        (UNAUDITED)

                                                                                 JUNE 30,
                             ASSETS                                                2005
                                                                               ------------
Current assets:
     Cash                                                                      $    692,883
     Accounts receivable, net                                                        59,173
     Prepaid expenses and other assets                                               25,152
                                                                               ------------
           Total current assets                                                     777,208

Property and equipment, net                                                          25,707

Other assets:
     Other long term assets                                                           1,149
                                                                               ------------
                 Total assets                                                  $    804,064
                                                                               ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                               175,320
     Accrued expenses                                                                36,162
     Deferred revenues                                                               31,667
                                                                               ------------
           Total Current Liabilities                                                243,149

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.00025 par value; 800,000 shares authorized:
       Series A Convertible Preferred Stock, 450,000 designated; 364,004
       issued and outstanding, liquidation value $1,092,000                              91
     Common stock, authorized 40,000,000 shares of
       $.001 par value; 3,733,163 issued and outstanding                              3,733
     Additional paid-in capital                                                  63,752,830
     Accumulated deficit                                                        (63,195,739)
                                                                               ------------
                 Total stockholders' equity                                         560,915
                                                                               ------------
                Total liabilities and stockholders' equity                     $    804,064
                                                                               ============

See notes to condensed consolidated financial statements

                                                SIMTROL, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                     --------------------------    --------------------------
                                                                         2005           2004           2005           2004
                                                                     -----------    -----------    -----------    -----------
Revenues:
  Software licenses                                                  $    20,988    $   393,240    $    53,849    $   419,056
  Service                                                                 14,484         18,428         34,818         43,470
                                                                     -----------    -----------    -----------    -----------
      Total revenues                                                      35,472        411,668         88,667        462,526
Cost of revenues:
  Software licenses                                                          584          7,427            584         77,949
  Service                                                                     --          2,069          3,738          2,069
                                                                     -----------    -----------    -----------    -----------
      Total cost of revenues                                                 584          9,496          4,322         80,018
                                                                     -----------    -----------    -----------    -----------
        Gross profit                                                      34,888        402,172         84,345        382,508

Operating expenses:
    Selling, general, and administrative                                 229,887        260,036        477,445        531,583
    Research and development                                             120,441        110,358        253,182        217,707
                                                                     -----------    -----------    -----------    -----------
Total operating expenses                                                 350,328        370,394        730,627        749,290

        (Loss) income from operations                                   (315,439)        31,778       (646,282)      (366,782)

Other income/(expenses)
Other income/(expense), primarily finance charges                            451       (284,587)           727       (447,336)
Debt conversion expense                                                       --       (164,155)            --       (164,155)
Gain on debt extinguishment                                                   --        394,309             --        648,611
                                                                     -----------    -----------    -----------    -----------
Total other income/(expenses)                                                451        (54,433)        37,120         37,120
                                                                     -----------    -----------    -----------    -----------
        Net loss                                                        (314,988)       (22,655)      (645,555)      (329,662)

                      Preferred dividend                                 651,341             --        651,341             --
                                                                     -----------    -----------    -----------    -----------
                      Net loss attributable to common stockholders   $  (966,329)   $   (22,655)   $(1,296,896)   $  (329,662)
                                                                     ===========    ===========    ===========    ===========
Net loss per common share, basic and diluted:
            Net loss per share                                       $     (0.26)   $     (0.01)   $     (0.35)   $     (0.13)
                                                                     ===========    ===========    ===========    ===========
Weighted average shares outstanding
    basic and diluted                                                  3,723,026      2,600,208      3,721,920      2,468,351
                                                                     ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

                                  SIMTROL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        --------------------------
                                                                               2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                         (633,017)      (904,619)
                                                                        -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
             Purchases of equipment                                          (5,325)            --
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term credit facilities                                    --       (156,654)
     Payments on long-term debt                                                  --        (59,792)
     Payments of convertible debt                                                --        (60,000)
                                                                                876        479,000
     Net proceeds from convertible debt                                                      -4054
     Net proceeds from stock issuances                                      917,174      1,058,607
                                                                        -----------    -----------
             Net cash provided by financing activities                      917,174      1,261,161
                                                                        -----------    -----------

Increase in cash                                                            278,832        356,542
Cash beginning of the period                                                414,051          3,998
                                                                        -----------    -----------
Cash end of the period                                                  $   692,883    $   360,540
                                                                        ===========    ===========
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants                                              $   265,833    $    91,202
                                                                        -----------    -----------
Capitalization of Financing Fees                                        $        --    $   101,400
                                                                        -----------    -----------
Beneficial conversion feature of convertible debt                       $        --    $   127,242
                                                                        -----------    -----------
Beneficial conversion feature of preferred stock                        $   651,341    $        --
                                                                        -----------    -----------
Issuance of common stock to board members                               $    12,300    $        --
                                                                        -----------    -----------
Conversion of debt and accrued interest to common stock                 $        --    $   542,825
                                                                        -----------    -----------
Common stock issued for investor relations performed                    $     7,900    $        --
                                                                        -----------    -----------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2005 and for all periods presented.

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

NOTE 2 - GOING CONCERN UNCERTAINTY

As of June 30, 2005, the Company had cash of $692,883. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its ONGOER and OnGuard product lines. During the quarter ended June 30, 2005, the Company issued $1,092,000 of convertible preferred stock. (see Note 6). On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 5) and on June 4, 2004, the Company issued $1,250,000 of equity securities (see Note 6) in a private placement. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

                                            June 30, 2005      June 30, 2004
                                            -------------      -------------
Options                                           435,875            347,525
Warrants                                        3,782,527          2,190,741
Convertible Debt                                       --            194,217
Convertible preferred stock                     1,456,016                 --
                                            -------------      -------------
Total                                           5,647,418          2,732,483
                                            -------------      -------------

Accordingly, basic and diluted loss per share are identical.

Stock Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of the Financial Accounting Standards Board ("FASB") Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS No.
123. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                    --------------------------------------------------------
                                                        2005           2004           2005           2004
                                                    --------------------------------------------------------
Net loss                                            ($  314,988)   ($   22,655)   ($  645,555)   ($  329,662)

Add: stock-based employee compensation
 expense determined under the intrinsic
 value method                                                --             --             --             --
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                  (27,851)       (14,924)       (80,884)       (22,712)

                                                    --------------------------------------------------------
Pro forma net loss                                  ($  342,839)   ($   37,579)   ($  726,439)   ($  352,374)
                                                    ========================================================

Net loss per share as reported-basic and diluted    ($     0.26)   ($     0.01)   ($     0.35)   ($     0.13)
Pro forma net loss per share-basic and diluted      ($     0.27)   ($     0.01)   ($     0.37)   ($     0.14)

Pro forma Information

The fair value for options issued during the six months ended June 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model, to be $25,000 and $256,864, respectively, with the following weighted-average assumptions:

Assumptions                                             2005           2004
                                                    -----------    -----------

Risk-free rate                                             4.75%          4.00%
Annual rate of dividends                                      0              0
Volatility                                                   77%            85%

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

The following summarizes the stock option transactions for the six months ended June 30, 2005 and 2004:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                       Options        Price
                                                    -----------    -----------
Options outstanding at January 1, 2005                  410,275    $      5.66
Granted                                                  50,000    $      0.77
Exercised                                                    --
Terminated                                              (24,400)   $      5.95
                                                    -----------
Options outstanding at June 30, 2005                    435,875    $      5.08
                                                    ===========

Options outstanding at January 1, 2004                  137,525    $     13.20
Granted                                                 210,000           2.00
Exercised                                                    --             --
Terminated                                                   --             --
                                                    -----------    -----------
Options outstanding at June 30, 2004                    347,525    $      6.43
                                                    ===========


New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Upon issuance, SFAS No. 123R required public companies that file as small business issuers to apply SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring small business issuers to apply SFAS No. 123R in the first annual period after December 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged.

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

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2005 and 2004: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized ratably over the term of the related sales contract. As of June 30, 2005, there was $31,667 of deferred revenues.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - CONVERTIBLE DEBT

On February 4, 2004, the Company completed the sale of convertible notes with a principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including one Board member who purchased $15,000. The Company raised net proceeds of $479,000 from the sale (net fee of $96,000), and the proceeds of the offering were used to fund current operational and overhead expenses. The interest rate of the notes was 10% per annum and the conversion price of the notes was $2.00 per share for all principal and accrued interest. The due date of the notes was August 4, 2004 and the notes were convertible to shares of common stock at any time before that date.

In conjunction with the issuance of the 2004 Debt, the Company also issued warrants to the noteholders to purchase an aggregate of 287,500 shares of common stock with an exercise price of $2.00 per share (fair value of the warrants was $91,202). Each warrant enabled the holder to purchase the same number of shares as the holder would receive upon conversion of such holder's notes. The Company also issued 169,000 warrants to Westminster Securities as a placement fee for the financing (fair value of the Westminster warrants was $101,400). Noteholders received additional warrants to purchase an aggregate of 575,000 shares of stock (fair value of $179,789), which may only be exercised in the event a holder actually elects to convert his or her notes into the Company's common stock. The exercise price of the warrants is $2.00 per share of common stock.

Associated with this debt, a beneficial conversion feature of $127,242 was recorded to reflect the discount on the 2004 Debt based on the relative fair values of the warrants and conversion feature of the 2004 Debt. For the three months ended June 30, 2004, $54,427 was expensed as financing costs relating to the amortization of the beneficial conversion feature and warrant value. For the six months ended June 30, 2004, $219,144 of financing costs of this type were expensed.

All the above debt discounts were amortized to financing costs over the term of the 2004 Debt, except for the $179,789 attributed to the 575,000 warrants that could be exercised in the event of a conversion of the 2004 Debt. In June 2004, $525,000 of the 2004 Debt was converted into 271,409 shares of common stock. As a result, the Company recorded $164,155 of warrant value as debt conversion expense in June 2004. A total of $50,000 plus all applicable accrued interest was repaid during June 2004 with proceeds from the sale of common stock. Additionally, the $101,400 capitalized as a financing fee for the warrants granted to Westminster Securities was amortized over the life of the 2004 Debt. Approximately $67,600 of this amount was amortized as a financing expense in the three months ended June 30, 2004.

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

NOTE 6 - STOCKHOLDERS' EQUITY

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

During the six months ended June 30, 2005, the Company issued 10,000 shares of restricted common stock valued at $7,900 in exchange for investor relations services performed for the Company by an investor relations consultant. The Company also issued 10,249 shares of stock valued at $12,300 to Board Members as compensation.

During the six months ended June 30, 2005, the Company issued 364,004 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, one warrant with an exercise price of $1.00 per common share expiring in five years, and one warrant with an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,092,000 (net proceeds of $917,174). The Certificate of Designation establishing the terms of the Series A Convertible Preferred Stock included the following terms:

o the Holder may convert one share of the preferred stock into four shares of common stock at any time and without limitation; and

o without approval of a majority of the Series A Preferred Stock Holders, the Company cannot incur debt in excess of an aggregate of $1.0 million outside of trade debt in the normal course of business. Such debt may only be secured by accounts receivables and shall not encumber any copyrights, marketing materials, software code or any other proprietary technology, software or product processes, patents or patent licenses of the Company; and

o beginning the quarter ending December 31, 2005 and for every subsequent quarter the Series A Preferred Stock is outstanding, if the Company's net working capital (defined as current assets less current liabilities) is less than twenty five per cent (25%) of the total amount of gross proceeds raised in the Offering (defined as a "Quarterly Default"), then for each Quarterly Default, the Holders of the Series A Preferred Stock will receive additional shares of Series A Preferred Stock equal to 25% of the number of shares of Series A Preferred Stock held by the Holder at the time of the Quarterly Default. The net working capital will be tested on a quarterly basis, based on the Company's most recent Form 10-QSB or Form 10-KSB or other appropriate filing; and

o Series A Convertible Preferred shares have full voting rights on an "as converted" basis; and

o the liquidation value of the Series A Preferred Stock is $3.00 per share, and if the Company at any time while the Series A Preferred Stock is outstanding, shall offer, sell, grant any option to purchase or offer, sell or grant any right to reprice its securities, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then conversion price of $0.75, then the conversion price shall be reduced to equal the subsequent price. Exempt transactions for purposes of the repricing provision include the issuance of (a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the Board of Directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, and (b) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in a business synergistic with the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The Company shall use its best efforts to cause a registration statement to become effective within one hundred and twenty (120) days from the final closing date or, if earlier, within five (5) days of Commission clearance to request acceleration of effectiveness. The number of shares designated in the Registration Statement to be registered shall include all of the Registrable Securities and shall include appropriate language regarding reliance upon Rule 416 to the extent permitted by the Commission. The Company will notify the holders of the Series A Preferred Stock of the effectiveness of the registration statement within five (5) trading days of such event. In the event that this effectiveness requirement is not met, the Company will pay the Investor (pro rated on a daily basis), as partial compensation for such failure and not as a penalty one and one half percent (1.5%) of the purchase price of the Registrable Securities purchased from the Company and held by the Investor for each month (or portion thereof) until such Registration Statement has been filed. Upon effectiveness of the registration statement for the common shares that result from conversion of Series A Preferred Stock, if the Company fails to deliver to the holder the common shares resulting from the conversion within three trading days, the Company shall pay to such holder, in cash, as liquidated damages and not as penalty, for each $3,000 of stated value of Series A Preferred Stock being converted, $30 per trading day (increasing to $100 per trading day after three trading days and increasing to $120 per trading day six trading days after such damages begin to accrue).

In connection with the issuance of the securities above, $265,833 of the net proceeds received was allocated to the fair value of the warrants granted to purchase 728,008 shares of common stock, and a beneficial conversion feature of $651,241 was recorded to reflect the discount on the common shares that would result from the conversion of the Series A Preferred Stock, based on the relative fair values of the warrants and conversion feature of the Series A Preferred Stock. This beneficial conversion feature is recorded as a dividend to the preferred stockholders in the condensed consolidated statement of operations.

On July 15, 2005, the Company issued 262,083 warrants to Westminster Securities as a placement fee for the above financing. The exercise price of the warrants is $0.75 per share of common stock.

NOTE 7- MAJOR CUSTOMERS

Revenue from four major customers of $75,700 comprised 85% of consolidated revenues for the six months ended June 30, 2005. At June 30, 2005, related accounts receivable from these companies comprised $58,882 (99%) of consolidated receivables.

Revenue from a customer of $424,461 comprised approximately 92% of consolidated revenues for the six months ended June 30, 2004. At June 30, 2004, related accounts receivable from this company comprised $427,430 (96%) of consolidated receivables.

NOTE 8 - GAIN ON DEBT EXTINGUISHMENT

Gains of $394,309 and $648,611 were recorded during the three months and six months ended June 30, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements. The Company had no similar transactions during the six months ended June 30, 2005.

NOTE 9 - SUBSEQUENT EVENTS

On July 15, 2005, the Company issued 262,083 warrants to Westminster Securities as a placement fee for the offering that closed on that date. The exercise price of the warrants is $0.75 per share of common stock.

On July 21, 2005, the Company granted a total of 275,000 stock options to employees. The options have a four-year vesting period and were granted at an exercise price equal to the fair value of the Company's common stock on that date.

On August 15, 2005, the Company completed the sale of 85,996 units consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase one share of common stock at an exercise price of $1.00 per share, and a warrant to purchase one share of common stock at an exercise price of $1.25 per share. Net proceeds to the Company were approximately $255,000 (offering costs of approximately $3,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                          CRITICAL ACCOUNTING POLICIES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software products ONGOER and OnGuard and our older proprietary hardware and software product, Omega. Revenue on the sale of software and hardware is recognized upon shipment. Revenue on maintenance contracts is recognized ratably over the term of the related contract.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

Revenues were $35,472 and $411,668 for the three months ended June 30, 2005 and 2004, respectively. The 91% decrease for the three months ended June 30, 2005 was primarily due to decreased software revenues resulting from an approximate $364,000 multi-site sale of ONGOER and OnGuard to one customer in June 2004.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $8,912, or 94%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due primarily to the lower revenues during the current period described above.

Gross margins were approximately 98% for each of the three months ended June 30, 2005 and 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $229,887 and $260,036 for the three months ended June 30, 2005 and 2004, respectively. The decrease in the three-month period ended June 30, 2005 compared to the similar period in 2004 resulted primarily from decreased legal expenses, including a $40,000 settlement payment regarding certain litigation, during the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $120,441 and $110,358 for the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004, we did not capitalize any software development costs related to new products under development.

OTHER (INCOME)/EXPENSE, PRIMARILY FINANCE CHARGES

Other (income) expense, primarily finance charges of ($451) and $284,587 for the three months ended June 30, 2005 and 2004 consisted primarily of interest earned on our cash balances during the three months ended June 30, 2005 and, during the three months ended June 30, 2004, finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the unaudited condensed consolidated financial statements. The interest expense in the prior year is due primarily to the issuance of an additional $575,000 of convertible debt during 2004.

DEBT CONVERSION EXPENSE

A debt conversion expense of $164,155 was recorded at the time of the conversion of the 2004 Debt to reflect the fair value of additional warrants granted upon the conversion of the Debt to common stock in June 2004. See note 5 to the unaudited condensed consolidated financial statements.

GAIN ON DEBT EXTINGUISHMENTS

A gain of $394,309 was recorded during the three months ended June 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended June 30, 2005.

NET LOSS

Net loss for the three months ended June 30, 2005 was $314,988 compared to a net loss of $22,655 for the three months ended June 30, 2004. The increase in net loss for the period was due primarily to the higher software revenues during the prior year as well as the gain on debt extinguishment during prior year, partly offset by higher finance costs resulting from the issuance of an additional $575,000 of convertible debt during 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

Revenues were $88,667 and $462,526 for the six months ended June 30, 2005 and 2004, respectively. The 81% decrease for the six months ended June 30, 2005 was primarily due to decreased software revenues of $365,207 during the current period, primarily resulting from an approximate $364,000 multi-site sale to an integrator for implementation at one end user in 2004.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues decreased $75,696, or 88%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to the amortization of previously capitalized research and development costs to cost of revenues in 2004 and the lower revenues in the current year above. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $0 and $69,406 for the six months ended June 30, 2005 and 2004, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001 and ended amortization in March 2004.

Gross margins were approximately 95% and 83% for the six months ended June 30, 2005 and 2004, respectively.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $477,445 and $531,583 for the six months ended June 30, 2005 and 2004, respectively. The decrease in the six-month period ended June 30, 2005 compared to the similar period in 2004 resulted primarily from higher accounting and auditing expenses of approximately $30,000 incurred during 2004 and approximately $45,000 of non-refundable investment banking fees incurred in the prior year. The company filed all required SEC filings for 2003 during 2004 and initially engaged Westminster Securities to assist in raising capital during the prior year.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Research and development expenses increased to $253,182 in the six months ended June 30, 2005 from $217,707 in the six months ended June 30, 2004 due primarily to higher wage and employee benefit expenses during the current period.

OTHER (INCOME)/EXPENSE, PRIMARILY FINANCE CHARGES

Other (income)/expense, primarily finance charges of ($727) and $447,336 for the six months ended June 30, 2005 and 2004, respectively, consisted primarily of finance charges associated with our issuance of convertible debt during previous fiscal years as well as February 2004. See note 6 to the unaudited condensed consolidated financial statements.

DEBT CONVERSION EXPENSE

A debt conversion expense of $164,155 was recorded at the time of the conversion of the 2004 Debt to reflect the fair value of additional warrants granted upon the conversion of the Debt to common stock in June 2004. See note 5 to the unaudited condensed consolidated financial statements. No similar debt conversion expense was incurred during the six months ended June 30, 2005.

GAIN ON DEBT EXTINGUISHMENTS

A gain of $648,611 was recorded during the six months ended June 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the six months ended June 30, 2005.

NET LOSS

Net loss for the six months ended June 30, 2005 was $645,555 compared to a net loss of $329,662 for the six months ended June 30, 2004. The increase in net loss for the period was due primarily to higher software revenues during the prior year resulting from an approximate $364,000 multi-site sale of ONGOER and OnGuard to one customer in June 2004.

FINANCIAL CONDITION

During the six months ended June 30, 2005, total assets increased approximately 64% to $804,064 from $489,560 at December 31, 2004. The increase in assets was primarily the result of the net proceeds received from the issuance of $1,092,000 of Series A Convertible Preferred Stock (see note 6 to the unaudited condensed consolidated financial statements), less cash used to fund operations of the Company during the period.

Current liabilities increased $22,686 or 10%, due primarily to the increase in deferred revenues at June 30, 2005 from December 31, 2004.

LIQUIDITY AND SOURCES OF CAPITAL

GENERAL

As of June 30, 2005, we had cash of $692,883. We do not have sufficient funds to meet our cash flow requirements for the next twelve (12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2004.

We used $633,017 in cash from operating activities in the six months ended June 30, 2005 compared to $904,619 during the six months ended June 30, 2004 due primarily to retirements of various past due obligations with proceeds from the 2004 Debt in February 2004 and equity securities issued in June 2004. We used $5,325 in investing activities during the six months ended June 30, 2005; there was no cash used in investing activities for the six months ended June 30, 2004. Cash provided by financing activities in the six months ended June 30, 2005 consisted of approximately $917,000 net proceeds from sales of Series A Convertible Preferred Stock (see Note 6 to the unaudited condensed consolidated financial statements). Cash provided by financing activities in the six months ended June 30, 2004 consisted primarily of $575,000 of Convertible Debt issued in February 2004 and $1,250,000 of equity securities issued in June 2004, excluding issue costs. $60,000 of convertible notes were repaid with proceeds from the equity securities and the Company's Note Payable for past due rent of approximately $216,000 was also retired in full for payments totaling $70,000. We have relied on a combination of investments of convertible debt and common stock from private investors, including four members of the Board of Directors, to fund operations since November 2001.

We will likely require additional funding during the remainder of fiscal 2005 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2005. We have also used, rather than provided, cash in our operations for the six months ended June 30, 2005.

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

We expect to spend less than $25,000 for capital expenditures in the remainder of 2005.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.

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

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

                                     PART II


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, we issued 364,004 shares of our Series A Convertible Preferred Stock for gross proceeds of $1,092,000 (each Series A Convertible Preferred shares may be converted into four shares of common stock), in a private placement to a limited number of accredited investors. The Company also issued warrants to purchase a total of 364,004 shares of common stock to these investors, with an exercise price of the warrants of $1.00 per share, and warrants to purchase a total of 364,004 shares of common stock at an exercise price of $1.25 per share. In conjunction with the sale, we issued warrants to Westminster Securities to purchase 262,083 shares of our common stock at a purchase price of $0.75, as a placement fee. The proceeds of this offering were used to fund working capital requirements.

In January 2005, we issued 10,000 shares of common stock in exchange for investor relations services provided to us by an investor relations consultant.

In June 2005, we issued 12,249 shares of common stock to Board Members as compensation for board meetings. The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 5.  OTHER INFORMATION

Private Placement of Securities

In order to raise additional capital to support our operations, on August 15, 2005, the Company completed the sale of 85,996 units consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase one share of common stock at an exercise price of $1.00 per share, and a warrant to purchase one share of common stock at an exercise price of $1.25 per share. Each share of preferred stock has a stated value of $3.00 and is convertible into shares of common stock of the Company at a conversion price of $0.75 (resulting in each share being convertible into four shares of common stock). Net proceeds to the Company were approximately $255,000 (offering costs of approximately $3,000).

The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

Director Compensation

Effective June 30, 2005, the board of directors of the Company has authorized the Company to pay fees to the members of the Company's board of directors for their attendance at board and committee meetings, as follows: (i) $1,000 for each board meeting attended in person, (ii) $500 for each board meeting attended by telephone conference, and (iii) $200 for each committee meeting attended in person or by telephone conference. These fees are paid as of the last day of each fiscal quarter, in shares of the Company 's stock issued pursuant to the Company's 2002 Equity Incentive Plan, with such shares valued based on the most recent closing trading price of the Company's common stock on the Over-the-Counter Bulletin Board as of the last day of each fiscal quarter.

ITEM 6.  EXHIBITS

      31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

      31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SIMTROL, INC.

Date: August 15, 2005                /s/ Richard W. Egan
                                     -------------------------------------------
                                     Chief Executive Officer
                                    (Principal executive officer)


                                     /s/ Stephen N. Samp
                                     -------------------------------------------
                                     Chief Financial Officer
                                    (Principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.         DESCRIPTION
-------     --------------------------------------------------------------------
31.1        Certification of the Chief Executive Officer pursuant to Exchange
            Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.