Form 10QSB/A
period 2005-03-31
SIMTROL  INC
filed 2005-08-22
CIK 846775

Form 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

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

                       YES  |X|                          NO |_|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                       YES  |_|                          NO |X|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
                 Class of Securities             April 30, 2005
                 -------------------             --------------

Common Stock, $.001 Par Value                      3,722,914


Transitional Small Business Disclosure Format:  YES  |_|   NO |X|

                         SIMTROL, INC. AND SUBSIDIARIES
                                  Form 10-QSB/A
                          Quarter Ended March 31, 2005

                                      Index


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheet as of
                    March 31, 2005...........................................  3

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2005 and 2004...............  4

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2005 and 2004...............  5

                    Notes to Condensed Consolidated Financial Statements ....  6

PART II.   OTHER INFORMATION

           Item 2.  Unregistered Sales of Equity Securities and
                    Use of Proceeds.......................................... 10

           Item 6. Exhibits                                                   11

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                   (UNAUDITED)

                             ASSETS
Current assets:
     Cash and cash equivalents                                    $      96,967
     Accounts receivable, net                                           24,222
     Prepaid expenses and other assets                                  21,009
                                                                  -------------
           Total current assets                                        142,198

Property and equipment, net                                             27,856

Other long-term assets                                                   1,840
                                                                  -------------
                 Total assets                                     $     171,894
                                                                  =============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                  178,961
     Accrued expenses                                                   42,308
     Deferred revenues                                                   4,167
                                                                  -------------
           Total Current Liabilities                                   225,436

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.00025 par value; authorized
     800,000 shares, none issued and outstanding                            --
    Common stock, authorized 40,000,000 shares of
          $.001 par value; 3,722,914 issued and outstanding              3,723
    Additional paid-in capital                                      62,823,458
    Accumulated deficit                                           (62,880,723)
                                                                  -------------
                 Total stockholders' deficiency                       (53,542)
                                                                  -------------
                Total liabilities and stockholders' deficiency    $     171,894
                                                                  =============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
                                                                       2005             2004
                                                                   -----------       -----------
Revenues:
  Software licenses                                                $    32,962       $    25,816
  Service                                                               20,333            25,042
                                                                   -----------       -----------
      Total revenues                                                    53,195            50,858
Cost of revenues
  Software licenses                                                         --            70,522
  Service                                                                3,738                --
                                                                   -----------       -----------
      Total cost of revenues                                             3,738            70,522
      Gross profit (loss)                                               49,457           (19,664)

Operating expenses:
    Selling, general, and administrative                               247,531           271,547
    Research and development                                           132,741           107,349
                                                                   -----------       -----------
Total operating expenses                                               380,272           378,896

        Loss from operations                                          (330,815)         (398,560)

Other income/(expenses)
  Gain on debt extinguishment                                               --           254,302
  Other income/(expense), primarily finance charges                        276          (162,749)
                                                                   -----------       -----------
Total other income (expenses), net                                         276            91,553

        Net loss                                                   $  (330,539)      $  (307,007)
                                                                   ===========       ===========

Net loss per common share:
    Basic and Diluted                                              $     (0.09)      $     (0.13)
Weighted average shares outstanding
    Basic and diluted                                                3,720,802         2,336,494
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

Note 2 - Going Concern Uncertainty

As of March 31, 2005, the Company had cash and cash equivalents of $96,967. The Company does not have sufficient funds for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its ONOGER product line. On February 4, 2004, the Company issued $575,000 of convertible debt (see Note 5) and continues to attempt to raise capital. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its Ongoer product line, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. The Company has a net stockholders' deficit as of March 31, 2005 of $53,542.

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

                         March 31, 2005    March 31, 2004
                        ---------------    --------------
Options                        435,875           137,525
Warrants                     2,792,436           900,923
Convertible Debt                    --           488,569
                             ---------         ---------
Total                        3,228,311         1,527,017
                             ---------         ---------

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

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2005              2004
                                                                    =============================
Net loss as reported                                                 ($330,539)       ($307,007)

Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                                 (53,033)          (7,789)

                                                                    -----------------------------
Pro forma net loss                                                   ($383,572)       ($314,796)
                                                                    =============================

Net loss per share as reported-basic and diluted                        ($0.09)          ($0.13)
Pro forma net loss per share- Basic and diluted                         ($0.10)          ($0.13)
-------------------------------------------------------------------------------------------------
Pro forma Information

The fair value for options issued during the three months ended March 31, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model to be $25,000 and $0, respectively, with the following weighted-average assumptions.

Assumptions                                                            2005              2004
-------------------------------------------------------------------------------------------------
Risk-free rate                                                           4.75%            4.00%
Annual rate of dividends                                                     0                0
Volatility                                                                 77%              85%

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

The following summarizes the stock option transactions for the three months ended March 31, 2005 and 2004:

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                    Options                  Price
Options outstanding at January 1, 2004                              137,525                 $13.20
Granted                                                                  --                     --
Exercised                                                                --                     --
Terminated                                                               --                     --
                                                       --------------------
Options outstanding at March 31, 2004                               137,525                 $13.20
                                                       ====================

Options outstanding at January 1, 2005                              410,275                  $5.66
Granted                                                              50,000                  $0.77
Exercised                                                                 -
Terminated                                                         (24,400)                  $5.95
                                                       --------------------
Options outstanding at March 31, 2005                               435,875                  $5.08
                                                       ====================
-------------------------------------------------------------------------------------------------------------------

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

On May 10, 2005 the Company completed the sale of 90,667 units consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per share, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per share. Net proceeds to the Company were approximately $226,000 (offering costs of approximately $46,000).

                           Part II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In order to raise additional capital to support our operations, we are currently conducting a private placement of a minimum of $250,000 and a maximum of $1,250,000 of units consisting of one share of convertible preferred stock and warrants to purchase two shares of our common stock at an exercise price of $1.00 per share and two shares of our common stock at an exercise price of $1.25 per share. Each share of preferred stock has a stated value of $3.00 and is convertible into shares of common stock of the Company at a conversion price of $0.75 (resulting in each share being convertible into four shares of common stock). A copy of the Certificate of Designations establishing the terms of the preferred stock being sold in the private placement is attached hereto as
Exhibit 3.12.

On May 10, 2005, we completed the sale of 90,667 units for $272,000 in this private placement to seven accredited investors. We plan to conduct additional closings in the event we receive additional subscriptions to purchase units in the private placement.

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

                                       SIMTROL, INC.

Date:    August 22, 2005               /s/ Richard W. Egan
                                       -----------------------------------------
                                       Chief Executive Officer
                                       (Principal executive officer)


                                       /s/ Stephen N. Samp
                                       -----------------------------------------
                                       Chief Financial Officer
                                       -----------------------------------------
                                       (Principal financial and
                                        accounting officer)

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