Form 10QSB/A
period 2005-06-30
SIMTROL  INC
filed 2005-08-22
CIK 846775

Form 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

          YES  |X|                                    NO  | |

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

          YES  | |                                    NO  |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
           Class of Securities                            July 31, 2005
           -------------------

Common Stock, $.001 Par Value                               3,733,163

                         SIMTROL, INC. AND SUBSIDIARIES
                                  Form 10-QSB/A
                           Quarter Ended June 30, 2005

                                      Index

                                                                                                 Page
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):

                      Condensed Consolidated Balance Sheet as of
                       June 30, 2005......................................................        3

                       Condensed Consolidated Statements of Operations for the
                       Three Months and Six Months Ended June 30, 2005 and 2004...........        4

                       Condensed Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 2005 and 2004............................        5

                       Notes to Condensed Consolidated Financial Statements ..............        6

PART II.  OTHER INFORMATION

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............       12

          Item 5.  Other Information                                                             12

          Item 6.  Exhibits...............................................................       13

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    June 30,
                   ASSETS                             2005
                                                      ----
Current assets:
     Cash                                        $    692,883
     Accounts receivable, net                          59,173
     Prepaid expenses and other assets                 25,152
                                                 ------------
       Total current assets                           777,208

Property and equipment, net                            25,707

Other assets:
     Other long term assets                             1,149
                                                 ------------
             Total assets                        $    804,064
                                                 ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                 175,320
     Accrued expenses                                  36,162
     Deferred revenues                                 31,667
                                                 ------------
       Total Current Liabilities                      243,149

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.00025 par value;
       800,000 shares authorized:
       Series A Convertible Preferred
       Stock, 450,000 designated;
       364,004 issued and outstanding,
       liquidation value $1,092,000                        91
    Common stock, authorized 40,000,000
       shares of $.001 par value;
       3,733,163 issued and outstanding                 3,733
     Additional paid-in capital                    63,752,830
     Accumulated deficit                          (63,195,739)
                                                 ------------
       Total stockholders' equity                     560,915
                                                 ------------
            Total liabilities and
            stockholders' equity                 $    804,064
                                                 ============
See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended            Six Months Ended
                                                              June 30                      June 30
                                                      -------------------------    ------------------------
                                                          2005          2004          2005          2004
                                                      -----------   -----------   -----------   -----------
Revenues:
  Software licenses                                   $    20,988   $   393,240   $    53,849   $   419,056
  Service                                                  14,484        18,428        34,818        43,470
                                                      -----------   -----------   -----------   -----------
      Total revenues                                       35,472       411,668        88,667       462,526
Cost of revenues:
  Software licenses                                           584         7,427           584        77,949
  Service                                                      --         2,069         3,738         2,069
                                                      -----------   -----------   -----------   -----------
      Total cost of revenues                                  584         9,496         4,322        80,018
                                                      -----------   -----------   -----------   -----------
          Gross profit                                     34,888       402,172        84,345       382,508

Operating expenses:
    Selling, general, and administrative                  229,887       260,036       477,445       531,583
    Research and development                              120,441       110,358       253,182       217,707
                                                      -----------   -----------   -----------   -----------
Total operating expenses                                  350,328       370,394       730,627       749,290

  (Loss)/income from operations                          (315,439)       31,778      (646,282)     (366,782)

Other income/(expenses)
Other income/(expense), primarily finance charges             451      (284,587)          727      (447,336)
Debt conversion expense                                        --      (164,155)           --      (164,155)
Gain on debt extinguishment                                    --       394,309            --       648,611
                                                      -----------   -----------   -----------   -----------
Total other income/(expenses)                                 451       (54,433)       37,120        37,120
                                                      -----------   -----------   -----------   -----------
        Net loss                                         (314,988)      (22,655)     (645,555)     (329,662)

        Deemed preferred dividend                         504,978            --       504,978            --
                                                      -----------   -----------   -----------   -----------
        Net loss attributable to common stockholders  $  (819,966)  $   (22,655)  $(1,150,533)  $  (329,662)
                                                      ===========   ===========   ===========   ===========

Net loss per common share, basic and diluted:
            Net loss per share                        $     (0.22)  $     (0.01)    $ (0. 31)   $     (0.13)
                                                      ===========   ===========   ===========   ===========

Weighted average shares
outstanding
    basic and diluted                                   3,723,026     2,600,208     3,721,920     2,468,351
                                                      ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          -------------------------
                                                                                 2005          2004
                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                           (633,017)     (904,619)
                                                                          -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
             Purchases of equipment                                            (5,325)           --
                                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term credit facilities                                      --      (156,654)
     Payments on long-term debt                                                    --       (59,792)
     Payments of convertible debt                                                  --       (60,000)
     Net proceeds from convertible debt                                            --       479,000
     Net proceeds from stock issuances                                        917,174     1,058,607
                                                                          -----------   -----------
             Net cash provided by financing activities                        917,174     1,261,161
                                                                          -----------   -----------


Increase in cash                                                              278,832       356,542
Cash, beginning of the period                                                 414,051         3,998
                                                                          -----------   -----------
Cash, end of the period                                                   $   692,883   $   360,540
                                                                          ===========   ===========
  Supplemental schedule of non-cash investing and financing activities:
  Issuance of stock warrants                                              $   412,196   $    91,202
                                                                          -----------   -----------
  Capitalization of Financing Fees                                        $        --   $   101,400
                                                                          -----------   -----------
  Beneficial conversion feature of convertible debt                       $        --   $   127,242
                                                                          -----------   -----------
  Beneficial conversion feature of preferred stock                        $   504,978   $        --
                                                                          -----------   -----------
  Issuance of common stock to board members                               $    12,300   $        --
                                                                          -----------   -----------
  Conversion of debt and accrued interest to common stock                 $        --   $   542,825
                                                                          -----------   -----------
  Common stock issued for investor relations performed                    $     7,900   $        --
                                                                          -----------   -----------

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

                                June 30, 2005  June 30, 2004
                                -------------  -------------
Options                               435,875        347,525
Warrants                            4,248,452      2,190,741
Convertible Debt                           --        194,217
Convertible preferred stock         1,456,016             --
                                -------------  -------------
Total                               6,140,343      2,732,483
                                -------------  -------------

Accordingly, basic and diluted loss per share are identical.

Stock Based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company continues to follow the pro-forma disclosures for stock-based compensation as permitted in SFAS No. 123. The following table illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                      Three Months Ended      Six Months Ended
                                                          June 30,                June 30,
                                                   ----------------------  -----------------------
                                                      2005        2004         2005        2004
                                                   ----------   ---------  ------------  ---------

Net loss                                           ($314,988)   ($22,655)    ($645,555)  ($329,662)

Add: stock-based employee compensation expense
determined under the intrinsic value method               --          --            --          --
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                               (27,851)    (14,924)      (80,884)    (22,712)
                                                   ----------   ---------  ------------  ---------
Pro forma net loss                                 ($342,839)   ($37,579)    ($726,439)  ($352,374)
                                                   ==========   =========  ============  =========

Net loss per share as reported-basic and diluted      ($0.22)     ($0.01)       ($0.31)     ($0.13)
Pro forma net loss per share- basic and diluted       ($0.23)     ($0.01)       ($0.33)     ($0.14)

Pro forma Information

The fair value for options issued during the six months ended June 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model to be $25,000 and $256,864, respectively, with the following weighted-average assumptions:

Assumptions                     2005         2004
                          -----------   ---------

Risk-free rate                  4.75%        4.00%
Annual rate of dividends           0            0
Volatility                        77%          85%

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

The following summarizes the stock option transactions for the six months ended June 30, 2005 and 2004:

                                                       Weighted
                                                        Average
                                                       Exercise
                                             Options      Price
                                            --------   --------
Options outstanding at January 1, 2004       137,525   $  13.20
Granted                                      210,000       2.00
Exercised                                         --         --
Terminated                                        --         --
                                            --------
Options outstanding at June 30, 2004         347,525   $   6.43
                                            ========

Options outstanding at January 1, 2005       410,275   $   5.66
Granted                                       50,000   $   0.77
Exercised                                         --
Terminated                                   (24,400)  $   5.95
                                            --------
Options outstanding at June 30, 2005         435,875   $   5.08
                                            ========
================================================================================


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

During the six months ended June 30, 2005, the Company issued 364,004 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per common share expiring in five years, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,092,000 (net proceeds of $917,174). The Certificate of Designation establishing the terms of the Series A Convertible Preferred Stock included the following terms:

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

The Company shall use its best efforts to cause a registration statement to become effective within one hundred and twenty (120) days from the final closing date or, if earlier, within five (5) days of Commission clearance to request acceleration of effectiveness. The number of shares designated in the registration statement to be registered shall include all of the registrable securities and shall include appropriate language regarding reliance upon Rule 415 to the extent permitted by the Commission. The Company will notify the holders of the Series A Preferred Stock of the effectiveness of the registration statement within five (5) trading days of such event. In the event that this effectiveness requirement is not met, the Company will pay the Investor (pro rated on a daily basis), as partial compensation for such failure and not as a penalty one and one half percent (1.5%) of the purchase price of the registrable securities purchased from the Company and held by the Investor for each month (or portion thereof) until such registration statement has been filed. Upon effectiveness of the a registration statement for the common shares that result from conversion of Series A Preferred Stock, if the Company fails to deliver to the holder the common shares resulting from the conversion within three trading days, the Company shall pay to such holder, in cash, as liquidated damages and not as a penalty, for each $3,000 of stated value of Series A Preferred Stock being converted, $30 per trading day (increasing to $100 per trading day after three trading days and increasing to $120 per trading day six trading days after such damages begin to accrue).


In connection with the issuance of the securities above, $412,196 of the net proceeds received was allocated to the fair value of the warrants granted to purchase 1,456,016 shares of common stock, and a beneficial conversion feature of $504,978 was recorded to reflect the discount on the common shares that would result from the conversion of the Series A Preferred Stock, based on the relative fair values of the warrants and conversion feature of the Series A Preferred Stock. This beneficial conversion feature is recorded as a dividend to the preferred stockholders in the condensed consolidated statement of operations.

On July 15, 2005, the Company issued 345,444 warrants to Westminster Securities as a placement fee for the above financing. The exercise price of the warrants is $0.75 per share of common stock.

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

Note 9 - Subsequent Events

On July 15, 2005, the Company issued 345,444 warrants to purchase shares of common stock to Westminster Securities as a placement fee for the offering that closed on that date. The exercise price of the warrants is $0.75 per share of common stock.

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


                           Part II - OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, we issued 364,004 shares of our Series A Convertible Preferred Stock for gross proceeds of $1,092,000 (each Series A Convertible Preferred shares may be converted into four shares of common stock), in a private placement to a limited number of accredited investors. The Company also issued warrants to purchase a total of 728,008 shares of common stock to these investors, with an exercise price of the warrants of $1.00 per share, and warrants to purchase a total of 728,008 shares of common stock at an exercise price of $1.25 per share. In conjunction with the sale, we issued warrants to Westminster Securities to purchase 345,444 shares of our common stock at a purchase price of $0.75, as a placement fee. The proceeds of this offering were used to fund working capital requirements.

In January 2005, we issued 10,000 shares of common stock in exchange for investor relations services provided to us by an investor relations consultant.

In June 2005, we issued 12,249 shares of common stock to Board Members as compensation for board meetings. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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

The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued. The purchasers represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof, and either received adequate information about the Company or had access to such information through employment or other relationships.

Director Compensation

Effective June 30, 2005, the board of directors of the Company has authorized the Company to pay fees to the members of the Company's board of directors for their attendance at board and committee meetings, as follows: (i) $1,000 for each board meeting attended in person, (ii) $500 for each board meeting attended by telephone conference, and (iii) $200 for each committee meeting attended in person or by telephone conference. These fees are paid as of the last day of each fiscal quarter, in shares of the Company's stock issued pursuant to the Company's 2002 Equity Incentive Plan, with such shares valued based on the most recent closing trading price of the Company's common stock on the Over-the-Counter Bulletin Board as of the last day of each fiscal quarter.

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

                                    SIMTROL, INC.

Date:    August 22, 2005            /s/ Richard W. Egan
                                    --------------------------------------------
                                    Chief Executive Officer
                                    (Principal executive officer)


                                    /s/ Stephen N. Samp
                                    --------------------------------------------
                                    Chief Financial Officer
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