Form 10QSB
period 2005-09-30
SIMTROL  INC
filed 2005-11-15
CIK 846775

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                           YES |_|            NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
     Class of Securities                                      November 14, 2005

Common Stock, $.001 Par Value                                     3,745,067

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                        Quarter Ended September 30, 2005

                                      Index

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited):

                   Condensed Consolidated Balance Sheet as of
                   September 30, 2005........................................ 3

                   Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004... 4

                   Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended September 30, 2005 and 2004............. 5

                   Notes to Condensed Consolidated Financial Statements ..... 6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 13

          Item 3.  Controls and Procedures................................... 17

PART II.  OTHER INFORMATION

          Item 2.  Unregistered Sales of Securities and Use of Proceeds...... 18

          Item 6.  Exhibits.................................................. 18

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                              ASSETS                                  September 30,
  Current assets:                                                             2005
                                                                      ------------
     Cash and cash equivalents                                        $    621,888
     Accounts receivable, net                                                6,350
     Prepaiexpenses and other assets                                        16,865
                                                                      ------------
           Total current assets                                            645,103

Property and equipment, net                                                 25,712

Other assets:
     Other long-term assets                                                    458
                                                                      ------------
                 Total assets                                         $    671,273
                                                                      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Current portion of long-term debt and short-term borrowings      $      6,090
     Accounts payable                                                      153,854
     Accrued expenses                                                       19,334
     Deferred revenue                                                       22,167
                                                                      ------------
           Total current liabilities                                       201,445

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.00025 par value; 800,000 shares authorized:
          Series A Convertible Preferred Stock, 450,000
         designated; 450,000 issued and outstanding, liquidation
         value $1,350,000                                                      113
     Common stock, authorized 40,000,000 shares of
          $.001 par value; 3,745,067 issued and outstanding                  3,745
     Additional paid-in capital                                         64,005,519
     Accumulated deficit                                               (63,539,549)
                                                                      ------------
                 Total stockholders' equity                                469,828
                                                                      ------------
                Total liabilities and stockholders' equity            $    671,273
                                                                      ============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2005            2004            2005            2004
                                                         ------------    ------------    ------------    ------------
Revenues:
  Software licenses                                      $     13,760    $     32,218    $     63,520    $    451,274
  Service                                                       6,662          23,503          45,569          67,073
                                                         ------------    ------------    ------------    ------------
      Total revenues                                           20,422          55,821         109,089         518,347
Cost of revenues
  Software licenses                                               453             933           1,037          78,882
  Service                                                          --              --           3,738           2,069
                                                         ------------    ------------    ------------    ------------
      Total cost of revenues                                      453             933           4,775          80,951
                                                         ------------    ------------    ------------    ------------
      Gross profit                                             19,969          54,888         104,314         437,396

Operating expenses:
    Selling, general, and administrative                      222,947         192,044         700,392         723,627
    Research and development                                  143,125         111,756         396,307         329,463
                                                         ------------    ------------    ------------    ------------
Total operating expenses                                      366,072         303,800       1,096,699       1,053,090

        Loss from operations                                 (346,103)       (248,912)       (992,385)       (615,694)

Other income/(expenses):
  Other income/(expense), primarily finance charges             2,294         (20,458)          3,021        (467,794)
  Debt conversion expense                                          --         (81,488)             --        (245,643)
Gain on debt extinguishments                                       --          67,688              --         716,299
                                                         ------------    ------------    ------------    ------------
Total other (income)/expenses                                   2,294         (34,258)          3,021           2,862
                                                         ------------    ------------    ------------    ------------
        Net loss                                             (343,809)       (283,170)       (989,364)       (612,832)

        Deemed preferred dividend                             119,940              --         624,918              --
                                                         ------------    ------------    ------------    ------------
        Net loss attributable to common stockholders     $   (463,749)   $   (283,170)   $ (1,614,282)   $   (612,832)
                                                         ============    ============    ============    ============

Net loss per common share, basic and diluted             $      (0.12)   $      (0.08)   $      (0.43)   $      (0.23)
                                                         ============    ============    ============    ============

Weighted average shares outstanding, basic and diluted      3,733,292       3,401,729       3,725,753       2,683,799
                                                         ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash used in operating activities                      $   (944,709)   $ (1,244,808)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Net cash used in investing activities                            (9,850)             --
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on short-term credit facilities                                     --        (162,303)
     Payments on long-term debt                                                   --         (59,792)
     Payments of convertible debt                                                 --         (70,000)
     Proceeds from convertible debt                                               --         479,000
     Net proceeds from stock issuances                                     1,162,396       1,544,269
                                                                        ------------    ------------
             Net cash provided by financing activities                     1,162,396       1,731,174
                                                                        ------------    ------------

Increase in cash and cash equivalents                                        207,837         486,366
Cash and cash equivalents, beginning of the period                           414,051           3,998
                                                                        ------------    ------------
Cash and cash equivalents, end of the period                            $    621,888    $    490,364
                                                                        ============    ============

Supplemental schedule of non-cash investing and financing activities:
Conversion of debt and accrued interest to common stock                 $         --    $  1,004,304
                                                                        ------------    ------------
Issuance of stock warrants                                              $    498,731    $     91,202
                                                                        ------------    ------------
Capitalization of financing fees                                        $         --    $    101,400
                                                                        ------------    ------------
Beneficial conversion feature of convertible debt                       $         --    $    127,242
                                                                        ------------    ------------
Beneficial conversion feature of preferred stock                        $    624,918    $         --
                                                                        ------------    ------------
Issuance of common stock to board members                               $     19,800    $         --
                                                                        ------------    ------------
Common stock issued for investor relations performed                    $      7,900    $         --
                                                                        ------------    ------------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2005 and for all periods presented.

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

Note 2 - Going Concern Uncertainty

As of September 30, 2005, the Company had cash and cash equivalents of $621,888. The Company does not have sufficient funds to support its operations for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of its ONGOER and OnGuard product lines. During the nine months ended September 30, 2005, the Company issued $1,350,000 of convertible preferred stock (see Note 6). On February 4, 2004, the Company issued $575,000 of convertible debt (see Note
5) and on June 4, 2004, the Company issued $1,250,000 of equity securities (see
Note 6) in a private placement. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

                             September 30, 2005   September  30, 2004
                             ------------------   -------------------
Options                                 710,875               400,275
Warrants                              4,937,880             2,792,436
Convertible preferred stock           1,800,000                    --
                                   ------------          ------------
Total                                 7,448,755             3,192,711
                                   ============          ============

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

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                     ----------------------------------------------------------------
                                                         2005              2004             2005             2004
                                                     ----------------------------------------------------------------
Net loss as reported                                 ($   343,809)    ($   283,170)    ($   989,364)    ($   612,832)

Add: stock-based employee compensation expense
determined under the intrinsic value method                    --               --               --               --
Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                    (40,193)        (121,840)        (121,078)        (144,553)
                                                     ================================================================
Pro forma net loss                                   ($   384,002)    ($   405,010)    ($ 1,110,441)    ($   757,385)
                                                     ================================================================

Net loss per share, as reported                      ($      0.09)    ($      0.08)    ($      0.27)    ($      0.23)
Pro forma net loss per share- Basic and diluted      ($      0.10)    ($      0.12)    ($      0.30)    ($      0.28)

The fair value for options issued during the nine months ended September 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model to be $223,000 and $256,864, respectively, with the following weighted-average assumptions:

Assumptions                                 2005                2004
                                      -------------------------------

Risk-free rate                             4.75%               4.00%
Annual rate of dividends                       0                   0
Volatility                               77-109%                 85%

Average life                             5 years             5 years

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

The following summarizes the stock option transactions for the nine months ended September 30, 2005 and 2004:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                        Options            Price
                                                    -----------         --------
Options outstanding at January 1, 2004                  137,525           $13.20
Granted                                                 270,000            $2.06
Exercised                                                    --               --
Terminated                                              (7,250)            $8.22
                                                    -----------
Options outstanding at September 30, 2004               400,275            $5.77
                                                    ===========

Options outstanding at January 1, 2005                  410,275            $5.66
Granted                                                 325,000            $0.88
Exercised                                                    --               --
Terminated                                             (24,400)            $5.95
                                                    -----------
Options outstanding at September 30, 2005               710,875            $3.46
                                                    ===========

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2005 and 2004: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized ratably over the term of the related sales contract. As of September 30, 2005, there were $22,167 of deferred revenues.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Upon issuance, SFAS No. 123R required public companies that file as small business issuers to apply SFAS No. 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date, requiring small business issuers to apply SFAS No. 123R in the first annual period after December 15, 2005. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged.

The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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

The adoption of this pronouncement is not expected to have a material effect on the Company's unaudited condensed consolidated financial statements.

In June 2005, FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle to be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves the financial reporting because its requirements enhance the consistency of the financial reporting between periods. During the reporting period, the Company did not have any accounting changes or error corrections.

In October 2004, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF states that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company's consolidated financial statements

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt).

In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." Neither of these Issues have an effect on our consolidated financial position or results of operations since we do not currently have any convertible debt instruments

In April 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 provides clarification of certain sections of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Specifically, FIN No. 47 clarifies the term conditional asset retirement obligation used in SFAS No. 143 and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 31, 2005. Management is currently evaluating the provisions of FIN No. 47 and does not expect the adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In January 2003, as revised December 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 was to be applied to all variable interest entities by the end of the first reporting period ending after December 31, 2004, for enterprises that are small business issuers. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

On March 3, 2005 the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity ("VIE") or a potential VIE when specific conditions exist. Management has evaluated FASB Staff Position FIN 46 (R)-5 and has determined that it has no impact on the Company's consolidated financial statements.

Note 4 - Commitments and Contingencies

The Company is not currently involved in any legal proceedings.

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

Note 5 - Convertible Debt

On February 4, 2004, the Company completed the sale of convertible notes with a principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including one Board member who purchased $15,000 of these notes. The Company raised net proceeds of $479,000 from the sale (net fee of $96,000), and the proceeds of the offering were used to fund current operational and overhead expenses. The interest rate of the notes was 10% per annum and the conversion price of the notes was $2.00 per share for all principal and accrued interest. The due date of the notes was August 4, 2004 and the notes were convertible to shares of common stock at any time before that date.

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

Note 6 - Stockholders' Equity

During the nine months ended September 30, 2004, the Company issued 2,604 shares of its common stock for gross proceeds of $5,000 ($1.92 per share). The Company also issued warrants to purchase a total of 2,604 shares of common stock to this investor. Offering costs were de minimis.

During the nine months ended September 30, 2004, the Company issued 912,500 shares of its common stock for gross proceeds of $1,825,000 in a private placement of equity to a limited number of accredited investors. The Company also issued warrants to purchase a total of 912,500 shares of stock to these investors. The exercise price of the warrants is $2.00 per share.

During the nine months ended September 30, 2005, the Company issued 10,000 shares of restricted common stock valued at $7,900 in exchange for investor relations services performed for the Company by an investor relations consultant. The Company also issued 22,154 shares of stock valued at $19,800 to Board Members as compensation during the nine months ended September 30, 2005. All amounts were recorded at the fair value of the stock on the date of the issuances.

During the nine months ended September 30, 2005, the Company issued 450,000 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per common share expiring in five years, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,350,000 (net proceeds of $1,162,396 after offering costs including placement fees). The Certificate of Designation establishing the terms of the Series A Convertible Preferred Stock included the following terms:

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

A registration statement for the common shares that would result from conversion of the Series A Preferred Stock and the warrants included in the above units was filed and was declared effective by the Securities and Exchange Commission on October 3, 2005. Upon effectiveness of that registration statement for the common shares that result from conversion of Series A Preferred Stock, if the Company fails to deliver to the holder the common shares resulting from the conversion within three trading days, the Company shall pay to such holder, in cash, as liquidated damages and not as a penalty, for each $3,000 of stated value of Series A Preferred Stock being converted, $30 per trading day (increasing to $100 per trading day after three trading days and increasing to $120 per trading day six trading days after such damages begin to accrue).

In connection with the issuance of the securities above, $498,731 of the net proceeds received was allocated to the fair value of the warrants granted to purchase 1,800,000 shares of common stock, and a beneficial conversion feature of $624,918 was recorded to reflect the discount on the common shares that would result from the conversion of the Series A Preferred Stock, based on the relative fair values of the warrants and conversion feature of the Series A Preferred Stock. This beneficial conversion feature is recorded as a dividend to the preferred stockholders in the unaudited condensed consolidated statement of operations.

On July 15, 2005, the Company issued 345,444 warrants to Westminster Securities as a placement fee for placing 364,004 units of the above financing. The exercise price of the warrants is $0.75 per share of common stock and the warrants have a five-year term.

On July 21, 2005, the Company granted options to purchase 275,000 shares of stock to employees. The options have a four-year vesting period and were granted at an exercise price equal to the fair value of the Company's common stock on that date.

Note 7- Major Customers

Revenue from two customers of $70,653 comprised approximately 65% of consolidated revenues for the nine months ended September 30, 2005. At September 30, 2005, related accounts receivable from these customers comprised 100% of consolidated receivables.

Revenue from one customer of $461,216 comprised approximately 89% of consolidated revenues for the nine months ended September 30, 2004.

Note 8 - Gain on Debt Extinguishments

Gains of $67,688 and $716,299 were recorded during the three months and nine months ended September 30, 2004 as a result of the Company entering into various settlement agreements with vendors. The gains were recorded at the time of the final payments under the various agreements. There were no such agreements during the three and nine months ended September 30, 2005.

Note 9 - Subsequent Events

On November 8, 2005, the Company granted a total of 90,000 stock options to non-employee directors. The options vest immediately and were granted at an exercise price equal to the fair value of the Company's common stock on that date.

On November 8, 2005, the Company granted a total of 275,000 stock options to employees. The options have a four-year vesting period and were granted at an exercise price equal to the fair value of the Company's common stock on that date.

On November 8, 2005, the Company increased the reserve of common stock under the 2002 stock option plan to 1,250,000 shares.

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

FINANCIAL CONDITION

During the nine months ended September 30, 2005, total assets increased approximately 37% to $671,273 from $489,560 at December 31, 2004. The increase in assets was primarily the result of the net proceeds received from the issuance of $1,350,000 of Series A Convertible Preferred Stock amounting to $1,162,396 (see note 6 to the unaudited condensed consolidated financial statements), less cash used to fund operations of the Company during the period.

Current liabilities decreased $19,018 or 9%, due primarily to the retirement of liabilities with proceeds of the Convertible Preferred Stock placements during the current year.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Revenues

Revenues were $20,422 and $55,821 for the three months ended September 30, 2005 and 2004, respectively. The 63% decrease for the three months ended September 30, 2005 was primarily due to lower software sales to one continuing customer in the current year and decreased service revenues during the current year. Service revenues decreased due primarily to additional customers discontinuing maintenance support at the end of multi-year contracts on our older Omega videoconferencing product.

Cost of Revenues and Gross Profit

Cost of revenues decreased $480, or 51%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to lower revenues during the current period.

Gross margins were approximately 98% for the three months ended September 30, 2005 and 2004, respectively.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $222,947 and $192,044 for the three months ended September 30, 2005 and 2004, respectively. The increase in the three-month period ended September 30, 2005 resulted primarily from increased compensation expenses during the current year as additional sales and customer service personnel were hired during 2005.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $143,125 and $111,756 for the three months ended September 30, 2005 and 2004, respectively. The increase during the current period was due to additional personnel hired during the current year. During the three months ended September 30, 2005 and 2004, we did not capitalize any software development costs related to new products under development.

Other (income)/expense, primarily finance charges

Other (income) expense, primarily finance charges of ($2,294) and $20,458 for the three months ended September 30, 2005 and 2004 consisted primarily of interest earned on our cash balances during the three months ended September 30, 2005 and, during the three months ended September 30, 2004, finance charges associated with our issuance of convertible debt since the fourth quarter 2001 to fund our operations. See note 5 to the unaudited condensed consolidated financial statements. The interest expense in the prior year is due primarily to the issuance of an additional $575,000 of convertible debt during 2004.

Debt Conversion Expense

A debt conversion expense of $81,488 was recorded at the time of the conversion of the 2001 Debt to reflect the fair value of additional warrants granted upon the conversion of the 2001 Debt to common stock in September 2004. See note 5 to the unaudited condensed consolidated financial statements.

Gain on Debt Extinguishments

A gain of $67,688 was recorded during the three months ended September 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the three months ended September 30, 2005.

Net Loss

Net loss for the three months ended September 30, 2005 was $343,809 compared to a net loss of $283,170 for the three months ended September 30, 2004. The increase in net loss for the 2005 period was due primarily to the lower revenues noted above and the increased operating expenses resulting from a higher employee headcount during the current period.

Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues were $109,089 and $518,347 for the nine months ended September 30, 2004 and 2003, respectively. An approximate $364,000 multi-site sale was made to an integrator for implementation at one end user during the nine months ended September 30, 2004. Service revenues decreased during the current year due to the discontinuance of certain maintenance contracts associated with our older Omega product line.

Cost of Revenues and Gross Profit

Cost of revenues decreased $76,176, or 94%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to the amortization of previously capitalized research and development costs to cost of revenues in 2004 and the lower revenues in the current year. Software development costs incurred after technological feasibility has been established are capitalized and amortized on a straight-line basis over the useful life of the product. These expensed costs were $0 and $69,406 for the nine months ended September 30, 2005 and 2004, respectively, as we began to expense previously capitalized research and development costs to cost of revenues in April 2001 and ended amortization in March 2004.

Gross margins were approximately 96% and 84% for the nine months ended September 30, 2005 and 2004, respectively. The increase from the prior year was due primarily to the periodic charge for amortization of capitalized software development costs during the prior year as all capitalized software costs were amortized as of March 31, 2004.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $700,392 and $723,627 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the nine-month period ended September 30, 2005 resulted primarily from higher accounting and auditing expenses and non-refundable investment banking fees incurred during 2004, as we filed all required SEC filings for 2003 during the quarter ended March 31, 2004 and engaged Westminster Securities to assist in raising capital during the prior year. Higher personnel expenses were incurred during the current year as we hired additional sales and customer service personnel.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Capitalized development costs expensed as cost of revenues were $0 and $69,406 for the nine months ended September 30, 2005 and 2004, respectively, as we began to expense previously capitalized research and development costs to cost of revenues and ended amortization in March 2004. Research and development expenses increased to $396,463 in the nine months ended September 30, 2005 from $329,463 in the nine months ended September 30, 2004 due primarily to higher wage and employee benefit expenses during the current period.

Other (income)/expense, primarily finance charges

Other (income)/expense, primarily finance charges of ($3,021) and $467,794 for the nine months ended September 30, 2005 and 2004, respectively, consisted primarily of interest earned on our cash balances in the current year and finance charges associated with our issuance of convertible debt during previous fiscal years. See note 6 to the unaudited condensed consolidated financial statements.

Debt Conversion Expense

A debt conversion expense of $164,155 was recorded at the time of the conversion of the 2004 Debt to reflect the fair value of additional warrants granted upon the conversion of a majority of the Debt to common stock in the nine months ended September 30, 2004. See note 5 to the unaudited condensed consolidated financial statements. A debt conversion expense of $81,488 was recorded at the time of the conversion of the 2001 Debt to reflect the fair value of additional warrants granted upon the conversion of the Debt to common stock in September 2004. See note 5 to the unaudited condensed consolidated financial statements.

Gain on Debt Extinguishments

A gain of $716,299 was recorded during the nine months ended September 30, 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during the nine months ended September 30, 2005.

Net Loss

Net loss for the nine months ended September 30, 2005 was $989,364 compared to a net loss of $612,832 for the nine months ended September 30, 2004. The increase in net loss for the period was due primarily to lower software revenues during the current year.

LIQUIDITY AND SOURCES OF CAPITAL

General

As of September 30, 2005, we had cash and cash equivalents of $621,888. We do not have sufficient funds to meet our cash flow requirements for the next twelve
(12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern at December 31, 2004.

We used $944,709 in cash from operating activities in the nine months ended September 30, 2005 compared to $1,244,808 during the nine months ended September 30, 2004 due primarily to the higher loss from operations that resulted in the current period. We used $9,850 in cash in investing activities for the nine months ended September 30, 2005 compared to none in the nine months ended September 30, 2004. Cash provided by financing activities in the nine months ended September 30, 2005 consisted of $1,162,396 net proceeds from sales of Series A Convertible Preferred Stock (see Note 6 to the unaudited condensed consolidated financial statements). Cash provided by financing activities in the nine months ended September 30, 2004 consisted primarily of $575,000 of Convertible Debt issued in February 2004 and $1,250,000 of equity securities issued in September 2004, excluding issuance costs. $70,000 of convertible notes were repaid with proceeds from the equity securities and the Company's Note Payable for past due rent of approximately $216,000 was also retired in full for payments totaling $70,000. We have relied on a combination of investments of convertible debt and common stock from private investors, including four members of our Board of Directors, to fund operations since November 2001.

We will likely require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations will be adversely affected. The accompanying financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2005. We have also used, rather than provided, cash in our operations for the nine months ended September 30, 2005.

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

We expect to spend less than $5,000 for capital expenditures in the remainder of 2005.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Except as discussed in the following paragraph, subsequent to the date of this evaluation, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

In connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2004, Marcum & Kliegman LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was inadequate segregation of duties within our accounting function.

Subsequent to the audit the Company instituted additional controls consisting of Chief Executive Officer and Board of Directors oversight. During the current period, management deemed these additional mitigating controls to be effective in minimizing the risks associated with the inadequate segregation of duties and management believes there is a significant deficiency, rather than a material weakness, as defined below, that results from inadequate segregation of duties at a detail level within the accounting department.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency (or combination of internal control deficiencies) that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more-than-remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The standard specifies that a misstatement is inconsequential if a reasonable person would conclude, after considering the possibility of further undetected misstatements, that the misstatement, either individually or when combined with other misstatements, would clearly be immaterial to the financial statements. If a reasonable person could not reach such a conclusion regarding a particular misstatement, that misstatement would be more than inconsequential.

                           Part II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, we issued 85,996 shares of our Series A Convertible Preferred Stock for gross proceeds of $257,988(each Series A Convertible Preferred shares may be converted into four shares of common stock), in a private placement to one investor. The Company also issued warrants to purchase a total of 171,992 shares of common stock to these investors, with an exercise price of the warrants of $1.00 per share, and warrants to purchase a total of 171,992 shares of common stock at an exercise price of $1.25 per share. The proceeds of this offering were used to fund working capital requirements.

In September 2005, we issued 11,904 shares of common stock to Board Members as compensation for board meetings.

The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, the shares were acquired for investment purposes and not with a view towards distribution and we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 6.  EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 1") or (ii) the Company's Registration Statement Form SB-2 (File No. 333-128420) (referred to as "SB-2").

Exhibit No.       Description

3.1* Certificate of Incorporation as amended through April 22, 2005 (SB-2, Exhibit 3.1)

3.2*        Amended Bylaws of the Company as presently in use (S-18 No. 1,
            Exhibit 3.2)

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

                                        SIMTROL, INC.

Date:    November 14, 2005              /s/ Richard W. Egan
                                        ----------------------------------------
                                        Chief Executive Officer
                                        (Principal executive officer)

                                        /s/ Stephen N. Samp
                                        ----------------------------------------
                                        Chief Financial Officer
                                        (Principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX

Exhibit No.       Description

31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.