Form 10KSB
period 2005-12-31
SIMTROL  INC
filed 2006-03-31
CIK 846775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
                             ----------------------

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 2005
                             ----------------------

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

                     Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15d of the Exchange Act. | |

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
| |

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The registrant's revenues for the fiscal year ended December 31, 2005 were $124,646.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $2,168,783, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 23, 2006. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of March 23, 2006: 4,017,020 shares of $.001 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders, only the to the extent expressly so stated herein, are incorporated herein by reference into Part III.

Transitional Small Business Disclosure Format (check one): Yes | | No |X|

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

ITEM 1.  DESCRIPTION OF BUSINESS.

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

Over the past three years, we have focused our resources to develop proven software technologies to meet the growing demand for PC-based control systems. The resulting ONGOERTM and OnGuard solutions have the benefit of being less expensive, more customizable, and more compatible with existing technology infrastructure than the hardware-based solutions of our historical competitors, AMX Corporation and Crestron Electronics, Inc. Our solutions also provide easy scalability, as customers only need to add additional PCs or servers to provide additional processing power, rather than purchase large-scale proprietary hardware controllers and touch panels. In addition, much of our sales focus has been in AV meeting rooms of large corporations and government agencies where there are usually existing PCs, because adding our software to these PCs is a compelling cost savings versus adding closed-architecture hardware. During 2003, most AV devices were designed to be Internet Protocol (IP) enabled, allowing them to become part of the IT network versus a separate, standalone application. IT professionals manage technology assets such as PCs, servers and routers with tremendous efficiencies and expect to manage new IP-enabled AV assets with the same efficiencies. These professionals demand that these solutions work with existing IT infrastructures and are reluctant to add unfamiliar, proprietary technologies to their IT networks. We believe our Windows-based products are very well suited to meet this demand.

Our principal executive offices are located at 2200 Norcross Parkway, Suite 255, Norcross, Georgia 30071 and our telephone number is (770) 242-7566.

Recent Developments

During 2005, we continued our plan to structure our business around the sales of our ONGOER and OnGuard PC-based control software. ONGOER was originally available for sale in April 2001 and represented a departure from our previous business of selling, installing and servicing our Omega videoconferencing control systems. We continue to service certain Omega videoconferencing control systems under maintenance contracts.

On February 15, 2006 Simtrol formed a joint venture with Integrated Digital Systems, LLC ("IDS"), a multifaceted integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. The new joint venture, Justice Digital Solutions L.L.C., a Michigan limited liability company ("JDS"), is headquartered in Sterling Heights, Michigan, with its development staff and testing center located in Norcross, Georgia.

Under the JDS operating agreement, IDS and Simtrol each own fifty percent of JDS. Simtrol Chief Executive Officer Richard Egan and IDS Chief Executive Officer Robert Deuby will serve as JDS' two Managers. In addition, Mr. Egan will serve as JDS' initial Chief Executive Officer and Mr. Deuby will serve as JDS' initial Chief Operating Officer. Stephen Samp, Chief Financial Officer of Simtrol, will serve as JDS' initial Chief Financial Officer.

IDS will contribute to JDS all of IDS' interest in a software license agreement between IDS and the County of Oakland, Michigan Constitutional Corporation, including the exclusive worldwide rights to copy, modify, market, distribute, and sublicense the software developed pursuant to the software license agreement (the "OakVideo Software"). Simtrol will contribute to JDS a non-exclusive, worldwide, royalty-free license to integrate, copy, modify, market, distribute and sublicense Simtrol's ONGOER and OnGuard software for use with and into the OakVideo Software, and Simtrol will transfer to JDS any and all exclusive worldwide rights to copy, modify, market, distribute, and sublicense certain digital court recording software under development by Simtrol. JDS will initially launch a judicial arraignment solution based on the integration of Simtrol's products with the OakVideo Software.

On February 15, 2006, Simtrol, Inc. and Acacia Patent Acquisition Corporation ("Acacia") entered into an agreement pursuant to which Simtrol sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 5598209 (the
"Patents"). The patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, Simtrol will receive an initial payment of $250,000 thirty days after the date of the agreement and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to fully recoup the initial payment prior to making any royalty payments to Simtrol.

On February 23, 2006, two holders of Company's Series A Preferred Stock elected to convert 65,334 shares of Series A Preferred Stock to common stock pursuant to the conversion terms of the Company's Series A Preferred stock. The Company issued them 261,336 shares of common stock on that date in exchange for their Series A Preferred Stock.

During 2005, the Company issued 450,000 shares of Series A Convertible Preferred Stock. The Certificate of Designation establishing the terms of the Series A Convertible Preferred Stock included the following terms:

Beginning the quarter ending December 31, 2005 and for every subsequent quarter the Series A Preferred Stock is outstanding, if the Company's net working capital (defined as current assets less current liabilities) is less than twenty five per cent (25%) of the total amount of gross proceeds raised in the Offering (approximately $1,092,000) (defined as a "Quarterly Default"), then for each Quarterly Default, the Holders of the Series A Preferred Stock will receive additional shares of Series A Preferred Stock equal to 25% of the number of shares of Series A Preferred Stock held by the Holder at the time of the Quarterly Default. The net working capital will be tested on a quarterly basis, based on the Company's most recent Form 10-QSB or Form 10-KSB or other appropriate filing.

As the Company did not meet the requirements of the working capital test as of December 31, 2005, the Company anticipates issuing an additional 112,500 shares of Series A Preferred Stock to the Series A Preferred Stock holders after filing of this Form 10-KSB.

Strengthening & Growing Integrator Partnerships

We continue to build a strong relationship with Telaid, a Connecticut-based systems integration and service firm. We have successfully deployed units at 110 secure communications facilities of a large metropolitan municipality as part of a major homeland security project, our largest software order to date of approximately $364,000, during 2004. We have also successfully deployed more than 50 ONGOER units at Morgan Stanley and this account was instrumental in shaping our second software product - OnGuard monitoring software. Telaid has also deployed units at Merrill Lynch and Bank of America. Success at Telaid has provided us with increased visibility in the AV integration community, strong reference accounts and valuable feedback on additional software features that will further enhance our ONGOER and OnGuard products.

In February 2005, we added Matrix Ingenuity as one of our reseller partners. Matrix Ingenuity is a Sacramento-based, Service-Disabled Veteran, Woman-Owned Small Business (SDVOSB / WOSM) that focuses on providing information technology consulting and multimedia solutions for education, corporate and military customers.

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

Expansion of Board of Directors

To aid us as we continue to roll out our products, develop our reseller system, and expand our sales efforts, our Board of Directors expanded by two members in January 2005 with the addition of Adam Senter and Thomas Stallings, two software industry veterans.

Funding of Operations

We issued additional private common stock and convertible preferred stock during 2004 and 2005 to fund our operations. However, we continue to use significant cash in operations and will require additional debt or equity financing. This additional financing could be in the form of the sale of assets, the issuance of debt or equity securities, or a combination of these financing methods. The amount of such funding that may be required will depend primarily on the pace of sales of our ONGOER product and to what extent we are able to work out our overdue accounts payables with our various vendors. There can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations will be adversely affected.

As of December 31, 2005, we had cash and cash equivalents of $297,751. We may not have sufficient funds for the next twelve months and have relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including payroll and other operating expenses and the continued development and deployment of our ONGOER and OnGuard product lines. There can be no assurance that we will be successful in our attempts to develop and deploy our ONGOER and OnGuard product lines, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows. These matters raise substantial doubt about our ability to continue as a going concern.

On February 15, 2006, Simtrol, Inc. and Acacia Patent Acquisition Corporation ("Acacia") entered into an agreement pursuant to which Simtrol sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 5598209 (the
"Patents"). The patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, Simtrol will receive an initial payment of $250,000 thirty days after the date of the agreement and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to fully recoup the initial payment prior to making any royalty payments to Simtrol.

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

End-users normally have contact with ONGOER only through the user interface. ONGOER provides a great deal of flexibility in creating methods for human interaction with the system. Because it relies on third-party hardware, integrators can choose to incorporate a wide range of devices as user interfaces such as inexpensive VGA monitors, sophisticated wired or wireless touch screens, personal digital assistants like Palm Pilots, IPaqs, Visors, wireless PC's and even cellular phones. Graphical user interfaces can be quickly and easily created with Microsoft(R) Visual Basic or ONGOER Builder. Both methods include a library of artwork for user interface buttons and panels as well as control files to efficiently gain control of a wide variety of devices. In addition, OnLooker supports customized ActiveX controls to allow integrators to expedite the user interface development process.

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

The hardware supported by our software is based on the open PC market and comes from a variety of companies. Our integration and OEM partners choose from many familiar brands to receive high quality and competitive pricing and our approach takes advantage of this high-quality, low-price, and easily available hardware. PC equipment vendors are able to offer tremendous value because of the enormous economies of scale inherent in the PC marketplace. Our partners are not locked into expensive, proprietary controllers, touch panels and connectivity hardware from AMX and Crestron.

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

During 2005, ONGOER and OnGuard added major functionality enhancements including: parameterized device reporting, customizable email notifications, an interactive tutorial called Test Drive, and device scheduling.

During 2006, we anticipate adding software solution kits to our product offering. These will allow integrators to easily deploy our products as part of integrated offerings to their end users by providing pre-engineered solutions complete with wiring diagrams, documentation, graphical user interface, hardware bill of materials as well as the application code. A business solution kit will allow the integrator to install the solution straight from the kit while also providing them necessary software development tools to modify or customize the solution.

Another key product development initiative for 2006 will be the addition of SNMP (simplified network management protocol) capabilities to the OnGuard platform. The addition of this functionality will provide complementary integration to IT asset management products such as Hewlett Packard's OpenView, IBM's NetView and Computer Associates' Unicenter. As information technology and audiovisual applications continue converging, the ability for OnGuard to integrate into IT infrastructures will be invaluable and SNMP support will allow this to happen.

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

End Users

Businesses, universities and government agencies purchase device control and monitoring solutions to aid productivity associated with the use of AV meeting room assets. During 2004 and 2005, we installed our products with a number of end users, including: Boeing, Lockheed, Morgan Stanley, and Merrill Lynch.

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

AMX, headquartered in Richardson, Texas, was established in 1982. They employ about 400 people, with dealers and distributors in 40 countries. AMX has a strong foothold in Fortune 500 companies. Typical AMX applications include control of devices in corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, and schools.

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

After 18 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2005, we had an accumulated deficit of $63.9 million. We may not be able to achieve or sustain profitability in the future, as sales of our ONGOER product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

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

We currently sell control and monitoring software and service previously sold videoconferencing systems for a small number of major customers. During the year ended December 31, 2005, approximately 66% of our revenues were from two customers. Further, we do not have long-term contracts with these or any of our other customers, so our customers could stop purchasing our products at any time. The loss of any of our major customers, or any reduction in purchases by these customers, could significantly harm our business.

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

Sales of our ONGOER(TM) and OnGuard products are primarily made through third-party OEMs and AV integrators. Generally, we do not have initial access to the end-users of AV systems in the marketplace and must, therefore, rely on third parties for the distribution and sale of our products. We have entered into dealer agreements with third-party OEM and AV integrators, such as Telaid and IBM Global Services, for the sale of our products. However, such agreements are non-exclusive and such third parties may, therefore, also sell products that directly compete with ours. In addition, such agreements may be terminated at any time. If our relationships with such third-party OEMs and AV integrators such as Telaid, who accounted for 85% of our revenue in 2004, were terminated, we would have to seek a new distribution channel for our products, which would potentially have a material adverse effect on our operations.

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

RESEARCH AND DEVELOPMENT

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2005 our expenditures for research and development of new products or new components for our ONGOER and OnGuard products totaled $437,374, a decrease of 3% from the total expenditures of $452,002 in 2004.

EMPLOYEES

As of December 31, 2005, we employed twelve persons full time, including two executive officers. Of the full-time employees who were not executive officers, five were engaged in research and development, two in service, one in sales, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 6,400 square feet of leased office and warehouse space in Norcross, Georgia, under a 12 month lease extension, which expires in August 2006. Monthly rent is approximately $3,668 including common area maintenance charges, taxes, and insurance.

We  believe   that  our  current   facilities   are  adequate  for  our  current
requirements.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

From January 1, 2002 to May 21, 2003, our common stock traded on the OTC Bulletin Board under the symbol "SMOL." Our common stock traded on the Pink Sheets under the symbol "SMOL" from May 22, 2003 to May 6, 2004. From May 7, 2004 to June 17, 2004, our common stock traded on the Pink Sheets under the symbol "SMRL." On June 18, 2004, our common stock began trading on the OTC Bulletin Board under the symbol "SMRL", where it currently trades.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board and the Pink Sheets as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                          HIGH          LOW
                                                      -----------   -----------
        FISCAL YEAR ENDED DECEMBER 31, 2004
        First Quarter                                  $  2.50       $  0.70
        Second Quarter                                    2.60          0.40
        Third Quarter                                     3.45          1.01
        Fourth Quarter                                    2.50          0.85

        FISCAL YEAR ENDED DECEMBER 31, 2005
        First Quarter                                  $  1.55       $  0.65
        Second Quarter                                    1.30          0.70
        Third Quarter                                     1.10          0.60
        Fourth Quarter                                    0.75          0.44

Share prices have been adjusted to reflect a 1:10 reverse stock split effected on May 7, 2004.

As of March 22, 2006, there were approximately 624 holders of record and in excess of 4,400 beneficial holders of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

During 2000, we undertook a restructuring of our business operations and balance sheet that was intended to achieve profitable operations and provide positive operating cash flows. As part of this restructuring, we raised additional equity capital and paid off debt outstanding at that time. These restructuring initiatives have enabled us to reposition our product line and to expand our presence in the AV command and control systems market. This market, which to some degree overlaps the high-end videoconferencing market historically served by us, is almost exclusively maintained by thousands of resellers and system integrators. Our products have been re-engineered such that they may also be sold through these third party channels. We believe we offer a functionally superior, lower cost, fully integrated solution which provides command and control and remote diagnostics for audio, visual and room environment devices, and for network connectivity.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software products, ONGOER and OnGuard, and our older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized over the term of the related contract, which resulted in $19,144 of deferred revenue at December 31, 2005.

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

FINANCIAL CONDITION AND LIQUIDITY

General

As of December 31, 2005, we had cash and cash equivalents of $297,751. We may not have sufficient funds to sustain our operations for the next twelve months. We have relied on periodic issuances of common stock and convertible debt since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and for the payment of past due obligations including operating expenses and the continued development and deployment of our ONGOER product line. There can be no assurance that we will be successful in our attempts to develop and deploy our ONGOER product line, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows.

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

We used $1,276,936 in cash from operating activities in 2005, primarily due to our loss of $1,366,052. The decrease in cash used from operations in 2004 of $1,461,561 was due primarily to the payments of the various past due obligations above during 2004.

During 2005, the Company used $21,660 in investing activities for purchases of equipment. No cash was used in investing activities in 2004.

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

In 2005, we issued $1,350,000 of convertible preferred stock (proceeds net of offering costs and sales commissions of $1,162,283, see Note 6 to our consolidated financial statements). During 2005, we issued 10,000 shares of restricted common stock valued at $7,900 in exchange for investor relations services performed for us by an investor relations consultant. We also issued 32,770 shares of restricted common stock valued at $26,700 to Board Members for service during 2005. All amounts were recorded at the fair value of the stock on the date of the issuances. We also received a $12,000 deposit from an investor in a potential private placement that was canceled. The $12,000 was returned to the investor in January 2006.

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

During 2005, our total assets decreased approximately 31% to $338,638 at December 31, 2005 from $489,560 at December 31, 2004. The decrease was due primarily to our decreased cash balance of $297,751 at December 31, 2005 due to operating losses during the year exceeding the amount we raised through private placements of our Preferred Stock. Total liabilities increased from December 31, 2004 to December 31, 2005 primarily due to the additional preferred stock payable to Series A Preferred shareholders at December 31, 2005 due to the Company's Quarterly Default on that date by the terms of the Series A Preferred Stock.

On February 15, 2006, Simtrol, Inc. and Acacia Patent Acquisition Corporation ("Acacia") entered into an agreement pursuant to which Simtrol sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 5598209 (the
"Patents"). The patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, Simtrol will receive an initial payment of $250,000 thirty days after the date of the agreement and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to fully recoup the initial payment prior to making any royalty payments to Simtrol.

On February 15, 2006 Simtrol formed a joint venture with Integrated Digital Systems, LLC ("IDS"), a multifaceted integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. The new joint venture, Justice Digital Solutions L.L.C., a Michigan limited liability company ("JDS"), is headquartered in Sterling Heights, Michigan, with its development staff and testing center located in Norcross, Georgia.

IDS will contribute to JDS all of IDS' interest in a software license agreement between IDS and the County of Oakland, Michigan Constitutional Corporation, including the exclusive worldwide rights to copy, modify, market, distribute, and sublicense the software developed pursuant to the software license agreement (the "OakVideo Software"). Simtrol will contribute to JDS a non-exclusive, worldwide, royalty-free license to integrate, copy, modify, market, distribute and sublicense Simtrol's ONGOER and OnGuard software for use with and into the OakVideo Software, and Simtrol will transfer to JDS any and all exclusive worldwide rights to copy, modify, market, distribute, and sublicense certain digital court recording software under development by Simtrol. JDS will initially launch a judicial arraignment solution based on the integration of Simtrol's products with the OakVideo Software.

We expect to spend less than $50,000 on capital expenditures in 2006.

RESULTS OF OPERATIONS

Revenues

Revenues were $124,646 and $565,870 in 2005 and 2004, respectively. The 78% decrease in revenues from 2004 to 2005 was primarily due to a decrease in software revenues of $405,792, as software revenues during 2004 included an approximate $364,000 multi-site sale to an integrator for implementation at one end user. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products. See Note 8 to our consolidated financial statements.

Gross Profit

Gross profit as a percentage of revenues was approximately 96% and 85% in 2005 and 2004, respectively. The increase from the prior year was due primarily to the periodic charge for amortization of capitalized software development costs during the prior year as all capitalized software costs were amortized as of March 31, 2004.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $1,060,926 and $936,446 for 2005 and 2004, respectively. The increase resulted primarily from the addition of two additional headcount during 2005 in sales and customer service, as well as higher employee benefit and travel costs during the year.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $437,374 and $452,002 for 2005 and 2004, respectively.

Other (Income)/Expense, Primarily Finance Charges

Other (income)/expense, primarily finance charges were $(12,435) and $460,789 for 2005 and 2004, respectively. Income during 2005 consisted primarily of interest earned on our cash balances in the current year. Expense during 2004 consisted primarily of finance charges associated with our issuance of convertible debt during previous years as well as debt originated in February 2004. See note 5 to the consolidated financial statements.

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

There was no debt conversion expense during 2005.

Gain on Extinguishments of Debt

A gain of $716,299 was recorded during 2004 to reflect the payoffs of various liabilities for less than their previously recorded balances. No similar debt extinguishments took place during 2005.

Net Loss

Our net loss for 2005 was $1,366,052, or $0.37 per share, compared to our net loss for 2004 of $898,803, or $0.30 per share. The increase in net loss was due primarily to decreased gross profit in the amount of $359,965 that resulted from decreased software sales in 2005.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS.

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with its audit of our consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2003 and 2004, Marcum & Kliegman LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was inadequate segregation of duties within our accounting function.

Subsequent  to  the  2004  audit  the  Company  instituted  additional  controls consisting  of an  increased  level  of Chief  Executive  Officer  and  Board of
Directors oversight. During the current period, management deemed these additional mitigating controls to be effective in minimizing the risks associated with the inadequate segregation of duties and management believes there is a significant deficiency, rather than a material weakness, as defined below, that results from inadequate segregation of duties at a detail level within the accounting department.

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

ITEM 8B. OTHER INFORMATION

Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is contained in our definitive Proxy Statement to be delivered to stockholders in connection with our 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is contained in the 2006 Proxy Statement and incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is contained in the 2006 Proxy Statement and incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to certain relationships and related transactions contained in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS.

      The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company's Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as "2005 SB-2"), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 2"), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as "S-18 No. 3"), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as "S-1"); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as "1994 10-K"); (vii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as "1998 10-K/A"),
(viii) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as "Warrant Plan S-8"), (ix) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as "Option Plan S-8"), (x) the Company's Registration Statement on Form S-3 amended January 31, 1999 ("1999 S-3"), and (xi) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (referred to as "2001 10-Q").


Exhibit No.       Description of Exhibit (SEC Commission File number 001-10927)

   *3.1 Certificate of Incorporation of the Company, as amended (2005 SB-2, Exhibit 3.1)

   *3.2           Amended Bylaws of the Company as presently in use (S-18 No. 2,
                  Exhibit 3.2)

    4.1 The Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

    4.2 The Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

  *10.3           1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

  *10.3.1         Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

  *10.3.2         Amendment No. 2 to 1991 Stock Option Plan (S-1)

  *10.3.3         Amendment No. 3 to 1991 Stock Option Plan (S-1)

  *10.3.4         Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8,
                  Exhibit 4.5)

  *10.3.5          Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A,
                  Exhibit 10.3.5)

  *10.4           1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit 4.1)

  *10.5           1994 Employee Stock Purchase Plan (1994 10-K)

  *10.6 License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

  *10.7 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q, Exhibit 10.2)

  *10.8 ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27, 2001 (2001 10-Q, Exhibit 10.1)

   21.1           Subsidiaries of the Company

   23.1           Consent of Marcum & Kliegman LLP

   23.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer

   31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, of the Chief Financial Officer

   31.2           Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

   99.1 Independent Registered Public Accounting Firm's Report and Financial Statements

* Previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the 2006 Proxy Statement and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SIMTROL, INC.


                                                     By:  /s/ Richard W. Egan
                                                     -------------------------------------------------
Date:  March 31, 2006                                         Richard W. Egan, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

   Signature                                         Title                              Date


  /s/ Larry M. Carr                                  Chairman of the Board              March 31, 2006
  ------------------------------------------
      Larry M. Carr


  /s/ Richard W. Egan                                Chief Executive Officer            March 31, 2006
  ------------------------------------------
      Richard W. Egan


  /s/ Stephen N. Samp                                Chief Financial Officer            March 31, 2006
  ------------------------------------------         (Principal Financial and
      Stephen N. Samp                                Accounting Officer)



  /s/ Dallas S. Clement                              Director                           March 31, 2006
  ------------------------------------------
      Dallas S. Clement


  /s/ Julia B. North                                 Director                           March 31, 2006
  ------------------------------------------
      Julia B. North


  /s/ Edward S. Redstone                             Director                           March 31, 2006
  ------------------------------------------
      Edward S. Redstone


  /s/ Adam D. Senter                                 Director                           March 31, 2006
  ------------------------------------------
      Adam D. Senter


  /s/ Thomas J. Stallings                            Director                           March 31, 2006
  ------------------------------------------
      Thomas J. Stallings