Form 10KSB/A
period 2005-12-31
SIMTROL  INC
filed 2006-05-01
CIK 846775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10-KSB/A
                                 Amendment No. 1
                               ------------------

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

                                       OR
    [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                           Commission File No. 1-10927

                                  SIMTROL, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                      58-2028246
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

2200 Norcross Parkway Suite 255, Norcross, Georgia                         30071
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code: (770) 242-7566

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant's revenues for the fiscal year ended December 31, 2005 were $124,646.


The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,858,957, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on April 24, 2006. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of April 24, 2006: 4,032,310 shares of $.001 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends Simtrol, Inc.'s ("Simtrol") Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, originally filed on March 31, 2006 (the "Original Filing"). Simtrol is filing this Amendment to include the information required by Part III contained in the Original Filing as Simtrol will not file its definitive proxy statement within 120 days of the end of Simtrol's fiscal year ended December 31, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Simtrol is including with this Amendment certain currently dated certifications. Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and Simtrol has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board Composition

      The Company's by-laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors. The Board of Directors has set the number of directors at seven, each serving until the next annual meeting held by the Company. The Board presently consists of Larry M. Carr, Dallas S. Clement, Richard W. Egan, Julia B. North, Edward S. Redstone, Adam D. Senter, and Thomas J. Stallings. All members of the Board of Directors, with the exception of Mr. Egan, are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer's listing standards. Biographical information regarding these directors:

      Larry M. Carr, age 62, has served as a director since June 1994 and as Chairman of the Board since January 1998. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Adia Services, Inc., acquired Mr. Carr's interest in this company, Mr. Carr still owns and operates numerous Nursefinders offices and assists in the administration and management of several other offices through an entity known as Nursecore Management Services, Inc. Mr. Carr was Chairman of the Board of Northwest National Bank, located in Arlington, Texas, and is a director of Mobility Electronics, Inc., of Scottsdale, Arizona, which designs, develops and markets connectivity and remote peripheral interface technology and products and is a director of several privately held companies, including OHA Financial, Inc., Trinity Airweighs, LLC and Computerized Healthcare, Inc.

      Dallas S. Clement, age 41, has served as a director since April 2001. Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. ("Cox") since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises, Inc. and Cox.

      Richard W. Egan, age 40, has served as a director and Chief Executive Officer of the Company since May 18, 2000. Mr. Egan joined the Company in June 1995 and served as National Account Manager until July 1996 when he took over the position of Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed President of the Company.

      Julia B. North, age 58, has served as a director since October 1997. Ms. North served as President and Chief Executive Officer of the Company from October 1997 until June 1999 and is now retired. Ms. North is a director of WinnDixie Stores, Inc., a food retailer, Acuity Brands, Inc., a maker of lighting equipment and specialty products, and Community Health Systems, Inc., which is a provider of general hospital healthcare services in non-urban areas of the United States.

      Edward S. Redstone, age 77, has served as a director since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha's Vineyard National Bank. Mr. Redstone was a co-founder of National Amusements, which, among other things, is the controlling stockholder of Viacom. Mr. Redstone also founded First Bancorporation, a bankholding company based in Chelmsford, Massachusetts.

      Adam D. Senter, age 49, has served as a director of Simtrol since January 2005. Mr. Senter had a varied and successful nineteen-year career with IBM from 1981-2000. He served as the Executive Vice President and Group President at Provant, Inc., a publicly traded performance improvement consulting and training company, from 2000-2003. Mr. Senter has served as chairman of Keowee Partners, LLC a private real estate investment and development company in South Carolina, since 2004.

      Thomas J. Stallings, age 59, has served as a director of Simtrol since January 2005. Mr. Stallings is currently CEO of Internet Commerce Corporation (NASDAQ:ICCA), a provider of internet-based e-commerce solutions, which he joined in 2003. Mr. Stallings began his twenty-three year career at the IBM Corporation in sales. He progressed through positions of increasing responsibility. For the last four years of his tenure ending in 1995, he was the General Manager for a $500 million PC Direct business unit. In 1995 and 1996 he was an area Vice President with Oracle. For the last seven years he has been involved in the management of venture capital-backed technology companies, all of which were successfully sold to larger organizations. He was the President and Chief Operating Officer of CoreHarbor, from October 2002 to June 2003 where his efforts lead to the effective merger between CoreHarbor and USinternetworking Inc. From 1999 to 2002, he served as President and CEO of Cambar Software Inc. and was successful in completing a sale of the company to a private investor group in November 2002. From 1997 to 1999, he served as President and CEO of Analytika, Inc. were he successfully grew this early stage software development firm that was acquired in late 1999 by Dendrite International.

Meetings of the Board of Directors

During 2005, the Board of Directors met eleven times. Each director, with the exception of Mr. Redstone, attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and any committees on which such director served.

Committees of the Board of Directors

The Company's Board of Directors has standing Audit and Compensation Committees. The Board of Directors does not have a standing nominating committee, such function being reserved to the full Board of Directors.

Audit Committee. The Audit Committee is currently composed of Julia B. North, Adam D. Senter, and Dallas S. Clement. The Audit Committee met four times during 2005. The Audit Committee's principal functions are to recommend to the Company the appointment of independent auditors for the Company, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors' findings and recommendations. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company's auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the Audit Committee are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer's listing standards. The Board of Directors has determined that Dallas S. Clement is an "audit committee financial expert," as defined in SEC rules.

Compensation Committee. The Compensation Committee is currently composed of Larry M. Carr, Edward S. Redstone and Julia B. North. The Compensation Committee did not meet during 2005. The Compensation Committee is responsible for approving and monitoring the remuneration arrangements for senior management and establishing the targets that determine awards payable under the Company's incentive compensation plan.

The Company does not have a Nominating Committee. The Director selection and review are conducted by the entire Board of Directors. The Company believes that this is adequate based on the size and make-up of the current Board of Directors. The members of the Board of Directors have served as directors of the Company for between one and eleven years. The Company believes that this group of longstanding directors is capable of evaluating the performance of the current Board and the qualifications of proposed director nominees, and of determining the need for additional directors. The Board of Directors does not have a written charter or formal process governing the nominating process. The Board of Directors will consider director nominees recommended by shareholders. Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the Board, and able to represent the interests of all shareholders and not merely those of any special interest group. Shareholders wishing to suggest candidate(s) for consideration at the next Annual Meeting should submit their proposals to the Secretary of the Company at 2200 Norcross Parkway Suite 255, Norcross, GA 30071 and include the candidate's full legal name and complete list of professional qualifications.

No Family Relationships Among Directors and Officers

There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company.

Code of Ethics

The Company intends to adopt a Code Of Ethics for its executive officers at the next Board Meeting of the Company in May 2006 and will distribute the Code of Ethics via the Company's website at www.simtrol.com.

EXECUTIVE OFFICERS

Executive officers are appointed by, and hold office at the pleasure of, the Board of Directors. The executive officers of the Company are as follows:

Name                                        Position Held

Richard W. Egan                     President and Chief Executive Officer
Stephen N. Samp                     Chief Financial Officer and Secretary

      Richard W. Egan, age 40, has served as a director and Chief Executive Officer of the Company since May 2000. Mr. Egan joined the Company in June 1995 and served as National Account Manager until July 1996 when he became Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed President of the Company.

      Stephen N. Samp, age 41, joined the Company in April 2002 as Chief Financial Officer and Secretary. From February 2001 until March 2002 he served as an independent financial consultant. From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2005, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except as follows: Julia B. North filed one late Form 4 filing for one stock transaction.

Item 10.  Executive Compensation.

Compensation of Officers

The following table provides certain summary information for 2005, 2004 and 2003 concerning compensation paid or accrued by the Company to or on behalf of the Company's executive officers:



                                                              Long Term
                                                            Compensation
                               Annual Compensation             Awards
   Name and             -------------------------------   ------------------
   Principal                                              Number of Shares
   Position             Year       Salary         Bonus   Underlying Options
   --------             ----       ------         -----   ------------------

Richard W. Egan         2005      $135,200          --       100,000
President and CEO       2004      $135,200(1)       --        50,000
                        2003      $130,000(1)       --         7,500

Stephen N. Samp         2005      $119,600                    90,000
Chief Financial         2004      $119,600(2)       --        45,000
Officer                 2003      $115,000(2)       --         3,600

-----------------------

(1) Due to the business conditions of the Company, Mr. Egan deferred $35,500 of his 2003 salary. He was paid this deferred amount during 2004.

(2) Due to the business conditions of the Company, Mr. Samp deferred $23,861 of his 2003 salary. He was paid this deferred amount during 2004.

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

The Company also issued 32,770 shares of restricted stock valued at $26,700 to Board Members as compensation during 2005. All amounts were recorded at the fair value of the stock on the date of the issuances.

Stock Option Plans

         1991 Stock Option Plan. In 1991, by action of the Company's Board of Directors, the Company adopted the 1991 Stock Option Plan (the "1991 Plan") for the Company's and its wholly-owned subsidiaries' officers, directors and employees. The 1991 Plan was approved by the Company's shareholders on October 10, 1991. In July 1992, the 1991 Plan was amended to, among other things, provide for the automatic grant of options to the Company's non-employee directors, to increase the number of shares of common stock available for grant thereunder and to expand the class of persons eligible to receive options under the 1991 Plan to include employees of the Company's majority-owned subsidiaries. In November 1993, the 1991 Plan was further amended to expand the class of persons eligible to receive options under the 1991 Plan and to increase the number of shares of common stock available for grant thereunder. The 1991 Plan, as amended by the Company's shareholders on May 19, 1998, provides for the grant of options to purchase up to an aggregate of 366,206 shares of the Company's common stock. Under the terms of the 1991 Plan, the Stock Option Committee of the Board of Directors may grant options to purchase shares of common stock to the Company's officers, directors and employees, and to those of the Company's subsidiaries. The right to grant additional options under this plan expired in August 2001. Therefore, no additional grants of options will be made under this plan. At December 31, 2005, options to purchase 53,375 shares of common stock were outstanding under the 1991 Plan.

         2002 Stock Option Plan. In June 2002 the Company's shareholders approved the adoption of the 2002 Stock Option Plan (the "2002 Plan") for the Company's and its wholly owned subsidiaries' officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of the Company's common stock. On April 22, 2004, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 750,000 and on November 8, 2005, the Board of Directors approved an increase in the number of shares reserved under the Company's 2002 Stock Option Plan to 1,250,000. Under the terms of the 2002 Plan, the Stock Option Committee of the Board of Directors may grant options to purchase shares of common stock to the Company's officers, directors and employees, and to those of the Company's subsidiaries. At December 31, 2005, options to purchase 1,022,400 shares of common stock were outstanding under the 2002 Plan.

The following table provides certain information concerning options granted during 2005:


                                                % of Total Options
                        Number of Securities        Granted to
                        Underlying Options         Employees in        Exercise or
     Name                    Granted               Fiscal Year          Base Price          Expiration Date
---------------         --------------------     -----------------     ------------        ----------------
Richard W. Egan             50,000                   9.1%                 $0.90              July 20, 2016
Stephen N. Samp             45,000                   8.2%                 $0.90              July 20, 2016
Richard W. Egan             50,000                   9.1%                 $0.55              November 7, 2016
Stephen N. Samp             45,000                   8.2%                 $0.55              November 7, 2016


      The following table provides certain information concerning the value of unexercised warrants and unexercised options held by the Company's executive officers as of December 31, 2005. No options or warrants were exercised by either of the executive officers during 2005:


                                                                      Value of Unexercised In-the-Money
                                 Number of Unexercised Options        Options and Warrants at Fiscal Year
                                Or Warrants at Fiscal Year End        End
                           --------------------------------------    -------------------------------------
     Name                    Exercisable         Unexercisable         Exercisable         Unexercisable
----------------           ----------------    ------------------    ---------------     -----------------

Richard W. Egan                43,692               137,833                --                 $ 5,000
Stephen N. Samp                20,200               122,400                --                 $ 4,500


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 24, 2006 with respect to ownership of the outstanding common stock of the Company by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company, as a group, and (iii) all persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock:


                                                                             Percent of
                                                Shares Beneficially          Outstanding
Name of Beneficial Owner                             Owned (1)                 Shares
---------------------------------------         ---------------------     -----------------

Larry M. Carr                                       716,387 (2)                   16.55%
Julia B. North                                       49,546 (3)                    1.22%
Edward S. Redstone                                  725,858 (4)                   16.81%
Richard W. Egan                                      70,808 (5)                    1.73%
Dallas S. Clement                                   104,188 (6)                    2.54%
Adam D. Senter                                       50,731 (7)                    1.25%
Thomas J. Stallings                                  48,598 (8)                    1.19%
A. John Knapp, Jr.                                  352,813 (9)                    8.38%
Stephen N. Samp                                      37,000 (10)                      *
Frederick G. Wedell                                 505,055 (11)                  11.65%
Meadowbrook Opportunity Fund, LLC                   250,000 (12)                   9.45%
W. Cobb Hazelrig                                    605,055 (13)                  13.80%
Glen E. Murer                                       369,198 (14)                   8.44%
Herbert Arnold and Leslie Duke                      307,263 (15)                   7.10%
F&J Partnership                                     225,376 (16)                   5.36%
Bushido Capital Master Fund, LP                     261,336 (17)                   6.28%
Gamma Opportunity Capital Partnership LP            261,336 (18)                   6.28%
James W. Krause                                     266,526 (19)                   6.31%
Vikash, Inc.                                        687,968 (20)                  14.57%
All directors and executive officers              1,803,116                       36.79%
   as a group (8 persons)


-------------------------------

o     Less than 1% of outstanding shares.

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

      2. Consists of 402,404 shares held directly, 47,250 shares of common stock subject to stock options that are exercisable within 60 days, and 250,066 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 16,667 shares and 50,000 shares subject to warrants held in the name of OHA Financial, of which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares. Mr. Carr's business address is 2200 Norcross Parkway, #255, Norcross, Georgia 30071.

      3. Consists of 8,296 shares held directly and 41,250 options that are exercisable within 60 days.

      4. Consists of 439,295 shares held directly, 37,000 shares subject to stock options that are exercisable within 60 days, 249,500 shares issuable upon the exercise of warrants and 63 shares owned by Mr. Redstone's spouse. Mr. Redstone's business address is 222 Merrimack Street, Suite 210, Lowell, MA 01852.

      5. Consists of 5,775 shares held directly, 1,375 shares issuable upon the exercise of warrants, and 63,658 options that are exercisable within 60 days.

      6. Consists of 42,636 shares owned directly, 28,052 shares issuable upon exercise of warrants, and 33,500 shares subject to stock options that are exercisable within 60 days.

      7. Consists of 10,731 shares owned directly and 40,000 shares subject to stock options that are exercisable within 60 days.

      8. Consists of 8,598 shares owned directly and 40,000 shares subject to stock options that are exercisable within 60 days.

      9. Consists of 146,913 shares owned directly, 66,068 shares of common stock subject to presently exercisable common stock purchase warrants, and 66,068 shares subject to conversion of certain convertible preferred stock. Also includes 28,024 shares owned by Andover Group, Inc., 44,540 shares issuable upon the exercise of warrants that are exercisable within 60 days by Andover Group. Mr. Knapp is Chief Executive Officer and majority shareholder of Andover Group, Inc. Mr. Knapp's business address is 910 Travis Street, Suite 2205, Houston, TX 77002.

      10. Consists of 37,000 shares of common stock subject to stock options that are exercisable within 60 days.

      11. Consists of 50,000 shares of common stock held directly and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 151,685 common shares and 253,370 shares of common stock subject to presently exercisable common stock purchase warrants held in the name of W&H Investment, of which Mr. Wedell is a principal.

      12. Consists of 125,000 shares of common stock and 125,000 shares of common stock subject to presently exercisable common stock purchase warrants.

      13. Consists of 50,000 shares of common stock held directly and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 151,685 and 50,000 common shares and 253,370 and 50,000, shares of common stock subject to presently exercisable common stock purchase warrants held in the name of W&H Investment and Hazelrig Family Partnership, LLP, respectively, of which Mr. Hazelrig is a principal.

      14. Consists of 25,842 shares of common stock held directly, 210,020 shares of common stock subject to presently exercisable common stock purchase warrants, and 133,336 shares subject to conversion of certain convertible preferred stock.

      15. Consists of 12,921 shares of common stock held directly, 166,342 shares of common stock subject to presently exercisable common stock purchase warrants, and 128,000 shares subject to conversion of certain convertible preferred stock.

      16. Consists of 50,000 shares of common stock held directly, 112,688 shares of common stock subject to presently exercisable common stock purchase warrants, and 62,688 shares subject to conversion of certain convertible preferred stock.

      17. Consists of 130,688 shares held directly and 130,688 shares of common stock subject to presently exercisable common stock purchase warrants.

      18. Consists of 130,688 shares held directly and 130,688 shares of common stock subject to presently exercisable common stock purchase warrants.

      19. Consists of 75,842 shares of common stock held directly, 158,684 shares of common stock subject to presently exercisable common stock purchase warrants, and 32,000 shares subject to conversion of certain convertible preferred stock.

      20. Consists of 343,984 shares of common stock subject to presently exercisable common stock purchase warrants and 343,984 shares subject to conversion of certain convertible preferred stock.

The following table provides information as of December 31, 2005 regarding the Company's compensation plans and arrangements:

Equity Compensation Plan Information


                                                                                               Number of securities
                                              Number of securities      Weighted-average       remaining available for
                                              to be issued upon         exercise price of      future issuance under equity
                                              exercise of               outstanding            compensation plans
                                              outstanding options,      options, warrants      (excluding securities
                                              warrants and rights       and rights             reflected in column (a))
Plan category                                 (a)                       (b)                    (c)
-----------------------------------------     ----------------------    -------------------    ------------------------------

Equity compensation plans approved
    by security holders                                     803,375           $3.12                         --
Equity compensation plans not
    approved by security holders                          1,005,844(1)        $1.18                       227,600
Total                                                     1,809,219           $2.04                       227,600


--------------------------

(1) Represents 733,444 warrants granted to Westminster Securities as placement agent fees for convertible debt and equity offerings during 2004 and 2005 and 272,400 options granted to employees during 2005.

Item 12.  Certain Relationships and Related Transactions.

In January 2004, Messrs. Carr and Redstone agreed to extend the due dates of their $200,000 convertible notes originated in 2001 to December 31, 2004 and the debt holders agreed to convert all principal and interest to common stock at the close of a private placement of equity securities. Additionally, the Company agreed to issue the debt holders warrants to purchase two shares of stock for each share of stock created by conversion of the 2001 Debt, contingent upon the conversion of the principal note and interest to common stock. All the principal and interest of the 2001 Debt converted to 192,283 shares of common stock on September 30, 2004. The Debt holders were granted warrants to purchase 384,566 shares of stock on the conversion date of the Debt at an exercise price of $2.00 per share.

On February 4, 2004, the Company completed the sale of convertible notes with a principal balance of $575,000 ("2004 Debt"), in a private placement to a limited number of accredited investors, including Mr. Dallas Clement, who purchased $15,000. The proceeds of the offering were used to fund current operational and overhead expenses. The interest rate of the notes was 10% and the conversion price of the notes is $2.00 per share for all principal and accrued interest. The due date of the notes was August 4, 2004 and the notes were convertible to shares of common stock at any time before that date. On June 15, 2004, Mr. Clement converted all the note principal and interest to 7,776 shares of common stock.

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

Exhibit No.   Description of Exhibit (SEC Commission File number 001-10927)
-----------   -------------------------------------------------------------

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

 *10.5        1994 Employee Stock Purchase Plan (1994 10-K)

 *10.6 License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

 *10.7 First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q, Exhibit 10.2)

 *10.8 ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27, 2001 (2001 10-Q, Exhibit 10.1)

  21.1        Subsidiaries of the Company (filed with original Form 10-KSB)

  23.1        Consent of Marcum & Kliegman LLP (filed with original Form
              10-KSB)

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

  99.1 Independent Registered Public Accounting Firm's Report and Financial Statements (filed with original Form 10-KSB)

* Previously filed

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company has engaged Marcum & Kliegman LLP as the Company's independent accountants to review and audit the Company's financial statements for the fiscal year ending December 31, 2006.

Audit Fees. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2005 and the review of the financial statements included in the Company's Forms 10-QSB for 2005 was $62,500. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2004 and the review of the financial statements included in the Company's Forms 10-QSB for 2004 was $62,500.

Audit-Related Fees. There were no fees charged during 2005 and 2004 for audit-related services.

Tax Fees. No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum & Kliegman LLP during 2005 or 2004.

All Other Fees. During 2005, Marcum & Kliegman LLP billed the Company $12,500 for services performed in conjunction with the SEC Form SB-2 filed by the company in September 2005. During 2004, Marcum & Kliegman LLP billed the Company $9,500 for services performed in conjunction with the SEC Form SB-2 filed by the company in November 2004.

All fees paid to Marcum & Kliegman LLP were, and will continue to be, pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIMTROL, INC.

                                        By:  /s/ Richard W. Egan
                                            -----------------------------------
Date:  May 1, 2006                      Richard W. Egan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.


          Signature                               Title                          Date
  ----------------------------         ----------------------------  ----------------------------


/s/ Larry M. Carr                      Chairman of the Board                  May 1, 2006
----------------------------
Larry M. Carr

/s/ Richard W. Egan                    Chief Executive Officer                May 1, 2006
----------------------------
Richard W. Egan

/s/ Stephen N. Samp                    Chief Financial Officer                May 1, 2006
----------------------------
Stephen N. Samp                        (Principal Financial and
                                       Accounting Officer)

/s/ Dallas S. Clement                  Director                               May 1, 2006
----------------------------
Dallas S. Clement

/s/ Julia B. North                     Director                               May 1, 2006
----------------------------
Julia B. North

/s/ Edward S. Redstone                 Director                               May 1, 2006
----------------------------
Edward S. Redstone

/s/ Adam D. Senter                     Director                               May 1, 2006
----------------------------
Adam D. Senter
