Form 10QSB
period 2006-03-31
SIMTROL  INC
filed 2006-05-15
CIK 846775

Form 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (770) 242-7566
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

      YES |X|                   NO |_|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

      YES |_|                   NO |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
      Class of Securities                                        May 10, 2006
      -------------------                                        ------------

Common Stock, $.001 Par Value                                      4,032,310

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                         SIMTROL, INC. AND SUBSIDIARIES
                                   Form 10-QSB
                        Three Months Ended March 31, 2006

                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited):

                 Condensed Consolidated Balance Sheet as of
                 March 31, 2006...........................................    3

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2006 and 2005...............    4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2006 and 2005...............    5

                 Notes to Condensed Consolidated Financial Statements.....    6

         Item 2. Management's Discussion and Analysis or Plan of
                 Operations...............................................   10

         Item 3. Controls and Procedures..................................   13

PART II.

         Item 2. Unregistered Sales of Equity Securities and Use of
                 Proceeds.................................................   14

         Item 6. Exhibits.................................................   14

                                  SIMTROL, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SIMTROL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                             ASSETS
Current assets:
     Cash                                                                $    144,840
     Accounts receivable, net                                                  14,125
     Prepaid expenses and other assets                                         17,319
                                                                         ------------
           Total current assets                                               176,284

Property and equipment, net                                                    18,071
                                                                         ------------
                 Total assets                                            $    194,355
                                                                         ============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                         163,473
     Accrued expenses                                                          25,044
     Dividend payable on default of convertible preferred stock               640,516
     Deferred revenues                                                          7,485
                                                                         ------------
           Total Current Liabilities                                          836,518
                                                                         ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, $.00025 par value; 800,000 shares authorized;
     450,000 shares of Series A Convertible Preferred Stock designated
     and issued, 384,666 outstanding; liquidation value $1,153,998                 96
   Common stock, authorized 40,000,000 shares of
     $.001 par value; 4,032,310 issued and outstanding                          4,032
   Additional paid-in capital                                              63,429,733
   Accumulated deficit                                                    (64,076,024)
                                                                         ------------
           Total stockholders' deficiency                                    (642,163)
                                                                         ------------
                 Total liabilities and stockholders' deficiency          $    194,355
                                                                         ============

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                           2006           2005
                                                       -----------    -----------
Revenues:
  Software licenses                                    $    22,310    $    32,862
  Service                                                   17,698         20,333
                                                       -----------    -----------
      Total revenues                                        40,008         53,195
Cost of revenues
  Service                                                       --          3,738
                                                       -----------    -----------
      Total cost of revenues                                    --          3,738
                                                       -----------    -----------
      Gross profit                                          40,008         49,457
                                                       -----------    -----------

Operating expenses:
  Selling, general, and administrative                     326,595        247,531
  Research and development                                 123,372        132,741
                                                       -----------    -----------
Total operating expenses                                   449,967        380,272
                                                       -----------    -----------

        Loss from operations                              (409,959)      (330,815)
                                                       -----------    -----------

Other income
  Sale of intellectual property                            250,000             --
  Other income                                                 171            276
                                                       -----------    -----------
    Total other income                                     250,171            276
                                                       -----------    -----------

        Net loss                                       $  (159,788)   $  (330,539)
        Dividend on covenant default of convertible
        preferred stock                                   (269,266)            --
                                                       -----------    -----------
        Net loss attributable to common shareholders   $  (429,054)   $  (330,539)
                                                       ===========    ===========

Net loss per common share:
    Basic and Diluted                                  $     (0.11)   $     (0.09)
                                                       ===========    ===========
Weighted average shares outstanding
    Basic and diluted                                    3,863,292      3,720,802
                                                       ===========    ===========

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                           2006         2005
                                                                        ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net cash used in operating activities                             $(390,911)   $(317,084)
                                                                        ---------    ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Deposit returned from cancelled offering                            (12,000)          --
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of intellectual property                         250,000           --
                                                                        ---------    ---------

Decrease in cash and cash equivalents                                    (152,911)    (317,084)
Cash and cash equivalents, beginning of the period                        297,751      414,051
                                                                        ---------    ---------
Cash and cash equivalents, end of the period                            $ 144,840    $  96,967
                                                                        =========    =========

Supplemental schedule of non-cash investing and financing activities:
  Common stock issued for investor relations services performed         $      --    $   7,900
                                                                        ---------    ---------
  Issuance of common stock to board members                             $  10,100    $      --
                                                                        ---------    ---------
  Dividend payable on covenant default of convertible preferred stock   $ 269,266    $      --
                                                                        ---------    ---------

See notes to condensed consolidated financial statements.

                         SIMTROL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions of Form 10-QSB. It is management's opinion that these statements include all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 and for each of the two years ended December 31, 2005 and 2004, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Note 2 - Going Concern Uncertainty

As of March 31, 2006, the Company had cash of $144,840. The Company does not have sufficient funds to support its operations for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations, including operating expenses, and the continued development and deployment of its ONGOER and OnGuard product lines. During 2005, the Company issued $1,350,000 of convertible preferred stock (see Note 5). During 2004, the Company issued $575,000 of convertible debt and sold 915,104 shares of its common stock for aggregate proceeds of $1,537,463. On February 15, 2006, the Company sold various patents (see note 7). On February 15, 2006 the Company also formed a joint venture, named Justice Digital Solutions, LLC ("JDS"), with Integrated Digital Systems, LLC ("IDS"), a multifaceted integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, or that JDS will be successful in its attempts to sell its judicial arraignment software, to generate positive cash flows or raise sufficient capital essential to its survival. To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

                              March 31, 2006   March 31, 2005
                              --------------   --------------
Options                            1,034,450          435,875
Warrants                           4,937,880        2,792,436
Convertible Preferred Stock        1,538,664               --
                              --------------   --------------
Total                              7,510,994        3,228,311
                              ==============   ==============


Accordingly, basic and diluted earnings per share are identical.

Stock Based Compensation

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards' grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $58,099 during the three months ended March 31, 2006. Of this total, $12,223 was classified as research and development expense and $45,876 was classified as selling, general, and administrative expense.

Under accounting provisions of FAS 123R, the Company's net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below during the three months ended March 31, 2005.

                                                    Three Months Ended
                                                      March 31, 2005
                                                    ==================

Net loss as reported                                         ($330,539)

Less:  stock-based employee compensation expense
determined under fair value-based methods for all
awards                                                         (53,033)

                                                    ------------------
Pro forma net loss                                           ($383,572)
                                                    ==================

Net loss per share as reported-basic and diluted                ($0.09)
Pro forma net loss per share- Basic and diluted                 ($0.10)

Pro forma Information

There were no options issued during the three months ended March 31, 2006. The fair value for options issued during the three months ended March 31, 2005 were estimated at the date of grant using a Black-Scholes option-pricing model to be $25,000, with the following weighted-average assumptions.

Assumptions                         2005
                                 -------

Risk-free rate                      4.75%
Annual rate of dividends               0
Volatility                            77%

Average life                     5 years


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

New Accounting Pronouncements

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial reporting between periods. During the reporting period, the Company did not have any accounting changes or error corrections.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets ("SFAS 156"), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2006 and 2005: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of March 31, 2006, there was $7,485 of deferred revenues.

Note 4 - Commitments and Contingencies

The Company is not currently involved in any legal proceedings.

Note 5 - Stockholders' Deficiency

During the three months ended March 31, 2005, the Company issued 10,000 shares of common stock in exchange for investor relations services performed for the Company by an investor relations consultant, valued at $7,900. This amount was recorded as selling, general, and administrative expense.

During the three months ended March 31, 2006, the Company issued 15,290 shares of stock valued at $10,100 to Board Members for attendance at meetings. This amount was recorded as selling, general, and administrative expense.

All amounts were recorded at the fair value of the stock on the date of the issuances.

During 2005, the Company issued 450,000 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per common share expiring in five years, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,350,000 (net proceeds of $1,162,396 after offering costs including placement fees). Terms of the Series A Convertible Preferred Stock include the following:

      o beginning the quarter ending December 31, 2005 and for every subsequent quarter the Series A Preferred Stock is outstanding, if the Company's net working capital (defined as current assets less current liabilities) is less than twenty five per cent (25%) of the total amount of gross proceeds raised in the Offering (defined as a "Quarterly Default"), then for each Quarterly Default, the Holders of the Series A Preferred Stock will receive additional shares of Series A Preferred Stock equal to 25% of the number of shares of Series A Preferred Stock held by the Holder at the time of the Quarterly Default. The net working capital will be tested on a quarterly basis, based on the Company's most recent Form 10-QSB or Form 10-KSB or other appropriate filing. At March 31, 2006, the Company failed to meet the net working capital test and a Quarterly Default will exist upon the filing of this Form 10-QSB. As a result, the holders of the Series A Preferred Stock as of March 31, 2006 will receive an additional 124,292 shares of Series A Preferred Stock and, therefore, the Company recorded a dividend payable on the covenant default of convertible preferred stock of $269,266 as of March 31, 2006.

On February 22, 2006, two holders of Series A Preferred Stock of Simtrol, Inc. (the "Company") elected to convert an aggregate of 65,334 shares of Series A Preferred Stock to common stock of the Company, pursuant to the conversion terms of the Series A Preferred Stock. On February 22, 2006, the Company issued an aggregate of 261,336 shares of its common stock to the two shareholders upon the surrender of their Series A Preferred Stock for conversion.

Note 6- Major Customers

Revenue from four customers comprised approximately $33,756 (84%) of consolidated revenues for the three months ended March 31, 2006. At March 31, 2006, related accounts receivable of $8,228 from these customers comprised 58% of consolidated receivables.

Revenue from four customers comprised approximately $50,485 (95%) of consolidated revenues for the three months ended March 31, 2005.

Note 7 - Sale of Intellectual Property

On February 15, 2006, Simtrol, Inc. and Acacia Research Corporation ("Acacia") entered into an agreement pursuant to which Simtrol sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 55998209 (the
"Patents"). The patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, Simtrol received an initial payment of $250,000 in March 2006 and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to recoup the initial payment fully prior to making any royalty payments to Simtrol. This amount was recorded as other income during the three months ended March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2005 should be read in conjunction with this discussion and our consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software products ONGOER and OnGuard, and our older proprietary hardware and software product, Omega. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from Ongoer software sales upon shipment as we sell the product to audiovisual integrators. Revenue on Omega maintenance contracts is recognized over the term of the related contract.

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

o Impairment of Assets/Investments. We record impairment losses on assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

FINANCIAL CONDITION

During the three months ended March 31, 2006, total assets decreased approximately 43% to $194,355 from $338,638 at December 31, 2005. The decrease in assets was primarily due to cash used to fund operations during the period.

Current liabilities increased $226,671 or 37%, due primarily to the recording of a dividend payable on the covenant default of convertible preferred stock of $269,266 as of March 31, 2006. See note 5 to the unaudited condensed consolidated financial statements.

See note 2 to the unaudited condensed consolidated financial statements regarding the Company's going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Revenues

Revenues were $40,008 and $53,195 for the three months ended March 31, 2006 and 2005, respectively. The 25% decrease for the three months ended March 31, 2006 was primarily due to decreased software revenues. The lower service revenues were due mainly to the discontinuance of maintenance contracts by some of our customers on our older Omega product.

Cost of Revenues and Gross Profit

Cost of revenues decreased $3,738, or 100%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due primarily to warranty purchases made by us during the prior period for some third party equipment that we had under service contracts with our customers. No such warranty purchases were made during the current period.

Gross margins were approximately 100% and 93% for the three months ended March 31, 2006 and 2005, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $326,595 and $247,531 for the three months ended March 31, 2006 and 2005, respectively. The increase in the three-month period ended March 31, 2006 resulted primarily from increased headcount as we hired additional personnel after March 31, 2005.

During the three months ended March 31, 2006 stock-based compensation of $35,776 was included in selling, general, and administrative expenses to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

During the three months ended March 31, 2006, the Company issued 15,290 shares of stock valued at $10,100 to Board Members for attendance at meetings. This amount was recorded as selling, general, and administrative expense.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs were $123,372 and $132,741 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, we did not capitalize any software development costs related to new products under development.

During the three months ended March 31, 2006 stock-based compensation of $12,223 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other (Income)/Expense, Primarily Finance Charges

Other income of $250,171 for the three months ended March 31, 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology. See note 7 to the unaudited condensed consolidated financial statements.

Net Loss

Net loss for the three months ended March 31, 2006 was $159,788 compared to a net loss of $330,539 for the three months ended March 31, 2005. The lower loss during the current period was due primarily to the $250,000 received from the licensing of our patent portfolio related to our older videoconferencing technology. See note 7 to the unaudited condensed consolidated financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

General

As of March 31, 2006, we had cash of $144,840. We do not have sufficient funds to meet our cash flow requirements for the next twelve (12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent registered public accountant's audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern for the year ended December 31, 2005.

We used $390,911 in cash from operating activities in the three months ended March 31, 2006 due primarily to our net loss during the period of $159,788. We used $317,084 in cash from operating activities in the three months ended March 31, 2005 primarily due to our loss of $330,539. The increase in cash used during the current period was due mainly to the hiring of additional personnel after March 31, 2005. Cash used in financing activities in the three months ended March 31, 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. We received $250,000 from investing activities during the three months ended March 31, 2006 for the sale of our patent technology related to our former videoconferencing business. See note 7 to condensed consolidated financial statements.

We will require additional funding during the remainder of fiscal 2006 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2006. We used $390,911 cash in our operations for the three months ended March 31, 2006.

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

We expect to spend less than $50,000 for capital expenditures in the remainder of fiscal 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In connection with its audit of our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2004 and 2005, Marcum & Kliegman LLP advised our management and Audit Committee that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was inadequate segregation of duties within our accounting function.

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

                           Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2006, two holders of Series A Preferred Stock of Simtrol, Inc. (the "Company") elected to convert an aggregate of 65,334 shares of Series A Preferred Stock to common stock of the Company, pursuant to the conversion terms of the Series A Preferred Stock. On February 22, 2006, the Company issued an aggregate of 261,336 shares of its common stock to the two shareholders upon the surrender of their Series A Preferred Stock for conversion. These shares are registered for resale under the Securities Act.

In March 2006, the Company issued 15,290 shares of stock to Board Members for attendance at meetings.

The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, the shares were acquired for investment purposes and not with a view towards distribution and we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued

ITEM 6. EXHIBITS

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

                                            SIMTROL, INC.

Date: May 15, 2006                          /s/ Richard W. Egan
                                            ------------------------------------
                                            Chief Executive Officer
                                            (Principal executive officer)


                                            /s/ Stephen N. Samp
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal financial and
                                            accounting officer)

                                  EXHIBIT INDEX

Exhibit No.   Description

31.1 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.