Form 10QSB
period 2006-06-30
SIMTROL  INC
filed 2006-08-14
CIK 846775

Form 10-QSB
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

 State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Securities	Outstanding at August 11, 2006

Common Stock, $.001 Par Value	4,679,812

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-QSB
Quarter Ended June 30, 2006

Index

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited):

		Condensed Consolidated Balance Sheet as of June 30, 2006	3

		Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005	4

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis or Plan of Operation	11

	Item 3.	Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6.	Exhibits	16

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2006
ASSETS
Current assets:
Cash	$120,807
Accounts receivable, net	12,583
Prepaid expenses and other assets	13,302
Total current assets	146,692

Property and equipment, net	16,074
Total assets	$162,766

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$198,011
Accrued expenses	41,572
Dividend payable on default of convertible preferred stock	938,816
Deferred revenues	2,159
Total Current Liabilities	1,180,558

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.00025 par value; 800,000 shares authorized:
Series A Convertible Preferred Stock, 450,000 designated and issued, 384,666 issued and outstanding, liquidation value $1,153,998	96
Common stock, authorized 40,000,000 shares of $.001 par value; 4,679,812 issued and outstanding	4,679
Additional paid-in capital	63,745,412
Accumulated deficit	(64,767,979)
Total stockholders’ deficiency	(1,017,792)
Total liabilities and stockholders’ deficiency	$162,766

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues:
Software licenses	$29,880	$20,988	$52,190	$53,849
Service	5,176	14,484	22,874	34,818
Total revenues	35,056	35,472	75,064	88,667
Cost of revenues:
Software licenses	-	584	-	584
Service	1,867	-	1,867	3,738
Total cost of revenues	1,867	584	1,867	4,322
Gross profit	33,189	34,888	73,197	84,345

Operating expenses:
Selling, general, and administrative	605,603	229,887	932,198	477,445
Research and development	119,069	120,441	242,441	253,182
Total operating expenses	724,672	350,328	1,174,639	730,627

Loss from operations	(691,483)	(315,439)	(1,101,442)	(646,282)

Other income/(expenses)
Sale of intellectual property	-	451	250,000	727
Other expense	(473)	-	(301)	-
Total other income/(expenses)	(473)	451	249,699	727
Net loss	(691,956)	(314,988)	(851,743)	(645,555)

Deemed preferred dividend	-	504,978	-	504,978
Dividend on covenant default of convertible preferred stock	298,300	-	567,566	-
Net loss attributable to common stockholders	$(990,256)	$(819,966)	$(1,419,309)	$(1,150,533)

Net loss per common share, basic and diluted:
Net loss per share	$(0.24)	$(0.22)	$(0. 36)	$(0.31)

Weighted average shares outstanding
basic and diluted	4,051,760	3,723,026	3,958,047	3,721,920

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(664,944)	$(633,017)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of equipment	-	(5,325)
Deposit returned from cancelled offering	(12,000)	-
Net cash used in investing activities	(12,000)	(5,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of intellectual property	250,000	-
Net proceeds from stock option exercises	250,000	-
Proceeds from note payable issuance	37,000	-
Repayment of note payable	(37,000)	-
Net proceeds from stock issuances	-	917,174
Net cash provided by financing activities	500,000	917,174

Increase/(decrease) in cash	(176,944)	278,832
Cash, beginning of the period	297,751	414,051
Cash, end of the period	$120,807	$692,883
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants	$-	$412,196
Beneficial conversion feature of preferred stock	$-	$504,978
Issuance of common stock to board members	$20,900	$12,300
Dividend payable on covenant default of convertible preferred stock	$567,566	$-
Common stock issued for investor relations performed	$-	$7,900
Issuance of stock options to Board members	$308,721	$-

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2006 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2005 and for each of the two years ended December 31, 2005 and 2004, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

Note 2 - Going Concern Uncertainty

As of June 30, 2006, the Company had cash of $120,807. The Company does not have sufficient funds to support its operations for the next twelve (12) months and has relied on periodic investments in the form of common stock and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations, including operating expenses, and the continued development and deployment of its ONGOER and OnGuard product lines. During 2005, the Company issued $1,350,000 of convertible preferred stock (see Note 5). On February 15, 2006, the Company sold various patents (see note 7). In June 2006, two directors of the Company exercised options to purchase 625,000 shares in aggregate for total proceeds to the Company of $250,000 (see Note 5). On February 15, 2006 the Company formed a joint venture, named Justice Digital Solutions, LLC (“JDS”), with Integrated Digital Systems, LLC (“IDS”), a multifaceted integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, to generate positive cash flows or raise sufficient capital essential to its survival, or that JDS will be successful in its attempts to sell its judicial arraignment software.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.
These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	June 30, 2006	June 30, 2005
Options	1,689,175	435,875
Warrants	4,938,737	4,248,452
Convertible preferred stock	1,800,000	1,456,016
Total	8,427,912	6,140,343

Accordingly, basic and diluted loss per share are identical.

Stock Based Compensation

The Company’s 2002 Stock Option Plan (the Plan), which is shareholder approved, permits the grant of options to its employees, directors, and consultants for up to 2,500,000 shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of the grant in accordance with the Plan; the options generally have five year contractual terms for directors and 10 years for employees and vest immediately for directors and over four years for employees.,

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $364,628 during the three months ended June 30, 2006. Of this total, $10,632 was classified as research and development expense and $353,996 was classified as selling, general, and administrative expense. Stock compensation expense under FAS 123R was $422,728 during the six months ended June 30, 2006. Of this total, $22,855 was classified as research and development expense and $399,873 was classified as selling, general, and administrative expense.

Under accounting provisions of FAS 123R, the Company’s net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below during the three and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net loss	($314,988)	($645,555)

Add: stock-based employee compensation expense
determined under the intrinsic value method	-	-
Less: stock-based employee compensation expense
determined under fair value-based methods for all
awards	(27,851)	(80,884)

Pro forma net loss	($342,839)	($726,439)

Net loss per share as reported-basic and diluted	($0.22)	($0.31)
Pro forma net loss per share- basic and diluted	($0.23)	($0.33)

Pro forma Information

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility. The fair values for options issued during the six months ended June 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option-pricing model to be $308,721 and $25,000, respectively, with the following weighted-average assumptions:

Assumptions	2006	2005

Risk-free rate	5.21%	4.75%
Annual rate of dividends	0	0
Volatility	92%	77%

Average life	2.7 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

A summary of option activity under the Plan as of June 30, 2006 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Term	Aggregate Intrinsic Value
Outstanding January 1, 2006	1,075,775	$2.46
Granted	1,340,000	$0.40
Exercised	(625,000)	$0.40
Terminated	(101,600)	$1.20
Outstanding at June 30, 2006	1,689,175	$1.65	6.5	$2,276,219
Exercisable at June 30, 2006	1,163,295	$1.98	5.4	$2,007,709

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $0.40. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $106,007.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2006	702,427	$0.74
Granted	-
Vested	(76,547)	$1.34
Forfeited	(100,000)	$0.58
Outstanding at June 30, 2006	525,880	$0.68

As of June 30, 2006, there was $281,675 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the six months ended June 30, 2006 was $93,106.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial reporting between periods. During the reporting period, the Company did not have any accounting changes or error corrections.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2006 and 2005: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of June 30, 2006, there were $2,159 of deferred revenues.

Note 4 - Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 5 - Stockholders’ Deficiency

During the six months ended June 30, 2005, the Company issued 10,000 shares of common stock in exchange for investor relations services performed for the Company by an investor relations consultant, valued at $7,900. This amount was recorded as selling, general, and administrative expense.

During the six months ended June 30, 2005, the Company also issued 10,249 shares of stock valued at $12,300 to Board Members as compensation. During the six months ended June 30, 2006, the Company issued 37,792 shares of stock valued at $20,900 to Board Members for attendance at meetings. These amounts were recorded as selling, general, and administrative expense.

During the six months ended June 30, 2005, the Company issued 364,004 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per common share expiring in five years, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,092,000 (net proceeds of $917,174). In connection with the issuance of the securities above, $412,196 of the net proceeds received was allocated to the fair value of the warrants granted to purchase 1,456,016 shares of common stock, and a beneficial conversion feature of $504,978 was recorded to reflect the discount on the common shares that would result from the conversion of the Series A Preferred Stock, based on the relative fair values of the warrants and conversion feature of the Series A Preferred Stock. This beneficial conversion feature is recorded as a dividend to the preferred stockholders in the condensed consolidated statement of operations. Terms of the Series A Convertible Preferred Stock include the following:

•
beginning the quarter ending December 31, 2005 and for every subsequent quarter the Series A Preferred Stock is outstanding, if the Company’s net working capital (defined as current assets less current liabilities) is less than twenty five per cent (25%) of the total amount of gross proceeds raised in the Offering (defined as a “Quarterly Default”), then for each Quarterly Default, the Holders of the Series A Preferred Stock will receive additional shares of Series A Preferred Stock equal to 25% of the number of shares of Series A Preferred Stock held by the Holder at the time of the Quarterly Default. The net working capital will be tested on a quarterly basis, based on the Company’s most recent Form 10-QSB or Form 10-KSB or other appropriate filing. At June 30, 2006, the Company failed to meet the net working capital test and a Quarterly Default will exist upon the filing of this Form 10-QSB. As a result, the holders of the Series A Preferred Stock as of March 31, 2006 will receive an additional 155,365 shares of Series A Preferred Stock and, therefore, the Company recorded a dividend payable on the covenant default of convertible preferred stock of $298,300 as of June 30, 2006.

On February 22, 2006, two holders of Series A Preferred Stock of Simtrol, Inc. (the “Company”) elected to convert an aggregate of 65,334 shares of Series A Preferred Stock to common stock of the Company, pursuant to the conversion terms of the Series A Preferred Stock. On February 22, 2006, the Company issued an aggregate of 261,336 shares of its common stock to the two stockholders upon the surrender of their Series A Preferred Stock for conversion.

On July 15, 2005, the Company issued 345,444 warrants to Westminster Securities as a placement fee for the above financing. The exercise price of the warrants is $0.75 per share of common stock.

On June 26, 2006, the non-employee directors of Simtrol approved an amendment to the Company’s 2002 Stock Option Plan to increase the authorized common stock available for the Plan to 2,500,000 shares from the previously authorized amount of 1,250,000.

In June 2006, two directors of the Company exercised 625,000 stock options for total proceeds to the Company of $250,000.

Note 6 - Major Customers

Revenue from five customers of $59,296 comprised approximately 79% of consolidated revenues for the six months ended June 30, 2006. At June 30, 2006, related accounts receivable from these companies comprised $12,534 (100%) of consolidated receivables.

Revenue from four major customers of $75,700 comprised 85% of consolidated revenues for the six months ended June 30, 2005.

Note 7 - Sale of Intellectual Property

On February 15, 2006, Simtrol, Inc. and Acacia Research Corporation (“Acacia”) entered into an agreement pursuant to which Simtrol sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 55998209 (the “Patents”). The patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, Simtrol received an initial payment of $250,000 in March 2006 and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to recoup the initial payment fully prior to making any royalty payments to Simtrol. This amount was recorded as other income during the six months ended June 30, 2006.

Note 8 - Related Party Transaction

In order to fund its operations, the Company issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•
Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

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

FINANCIAL CONDITION

During the six months ended June 30, 2006, total assets decreased approximately 52% to $162,766 from $338,638 at December 31, 2005. The decrease in assets was primarily due to cash used to fund operations during the period as we incurred a net loss of $851,743 during the period, partly offset by the sale of intellectual property for $250,000 (see Note 7 to the unaudited condensed consolidated financial statements) and the exercise of stock options for $250,000 in the aggregate by two Directors (see Note 5 to the unaudited condensed consolidated financial statements).

Current liabilities increased $570,711, or 94%, due primarily to the recording of a dividend payable on the covenant default of convertible preferred stock of $269,266 as of March 31, 2006 and $298,300 as of June 30, 2006. See note 5 to the unaudited condensed consolidated financial statements.

See note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenues

Revenues were $35,056 and $35,472 for the three months ended June 30, 2006 and 2005, respectively. While software license revenues increased $8,892 for the three months ended June 30, 2006 compared to the prior period, this did not offset the decrease in service revenues of $9,308 for the three months ended June 30, 2006 compared to the prior period, as additional customers discontinued their maintenance contracts on their older Omega videoconferencing systems.

Cost of Revenues and Gross Profit

Cost of revenues increased $1,283, or 219%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due primarily to repair expenses that we incurred in certain of our maintenance contracts on our older Omega product.

Gross margins were approximately 95% and 98% for each of the three months ended June 30, 2006 and 2005.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $605,603 and $229,877 for the three months ended June 30, 2006 and 2005, respectively. The increase in the three-month period ended June 30, 2006 compared to the similar period in 2005 resulted primarily from the stock-based compensation of $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs were $119,069 and $120,441 for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2006 and 2005, we did not capitalize any software development costs related to new products under development.

During the three months ended June 30, 2006, stock-based compensation of $10,632 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other (Income)/Expense, Primarily Finance Charges

Other (income) expense, primarily finance charges of $473 and ($451) for the three months ended June 30, 2006 and 2005, respectively consisted primarily of finance charges incurred during the three months ended June 30, 2006 and primarily of interest earned on our cash balances during the three months ended June 30, 2005.

Net Loss

Net loss for the three months ended June 30, 2006 was $691,956 compared to a net loss of $314,988 for the three months ended June 30, 2005. The increase in net loss was due primarily to the stock-based compensation of $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Six Months Ended June 30, 2006 and 2005

Revenues

Revenues were $75,064 and $88,667 for the six months ended June 30, 2006 and 2005, respectively. The 15% decrease for the six months ended June 30, 2006 was primarily due to decreased service revenues as additional Omega maintenance customers discontinued their service contracts during the current year.

Cost of Revenues and Gross Profit

Cost of revenues decreased $2,455, or 57%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due primarily to higher repair expenses that we incurred in certain of our maintenance contracts on our older Omega product during the prior year as we had more maintenance contracts at that time.

Gross margins were approximately 98% and 95% for the six months ended June 30, 2006 and 2005, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $932,198 and $477,445 for the six months ended June 30, 2006 and 2005, respectively. The increase in the six-month period ended June 30, 2006 compared to the similar period in 2005 resulted primarily from (i) higher payroll costs during the current period as the Company increased headcount during June 2005, and (ii) the stock-based compensation of $399,873, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Research and development expenses were $242,441 in the six months ended June 30, 2006 and $253,182 in the six months ended June 30, 2005.

During the six months ended June 30, 2006, stock-based compensation of $22,855 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other (Income)/Expense, Primarily Finance Charges

Other income of $249,699 for the six months ended June 30, 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology (see note 7 to the unaudited condensed consolidated financial statements). Other (income)/expense, primarily finance charges ($727) for the six months ended June 2005, consisted primarily of interest earned on cash balances held during the period.

Net Loss

Net loss for the six months ended June 30, 2006 was $851,743 compared to a net loss of $645,555 for the six months ended June 30, 2006. The increase in net loss was due primarily to the stock-based compensation totaling $401,828 in the six months ended June 2006 to reflect the fair value of the stock options granted to non-employee directors in June 2006 and to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period, offset partially by the $250,000 we received from licensing our intellectual property related to our older videoconferencing business in 2006.

Liquidity and Sources of Capital

General

As of June 30, 2006, we had cash of $120,807. We do not have sufficient funds to meet our cash flow requirements for the next twelve (12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent registered public accountant’s audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern for the year ended December 31, 2005.

We used $664,944 in cash from operating activities in the six months ended June 30, 2006 due primarily to our net loss during the period of $851,743. We used $633,017 in cash from operating activities in the six months ended June 30, 2005 primarily due to our loss of $645,555. The increase in cash used during the current period was due mainly to the hiring of additional personnel during June 2005. Cash used in financing activities in the six months ended June 30, 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. We used $5,325 in investing activities during the six months ended June 30, 2005. We received $250,000 from investing activities during the six months ended June 30, 2006 for the sale of our patent technology related to our former videoconferencing business (see note 7 to the unaudited condensed consolidated financial statements). We issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213 (see note 8 to the unaudited condensed consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our Board of Directors (see note 5 to the unaudited condensed consolidated financial statements).

We will require additional funding during the remainder of fiscal 2006 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the 2004 audit, the Company instituted additional controls consisting of an increased level of Chief Executive Officer and Board of Directors oversight. During the current period, management deemed these additional mitigating controls to be effective in minimizing the risks associated with the inadequate segregation of duties and management believes there is a significant deficiency, rather than a material weakness, as defined below, that results from inadequate segregation of duties at a detail level within the accounting department.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that results in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2006, we issued 22,502 shares of common stock to Board Members as compensation for board meetings.
The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 1”) or (ii) the Company's Registration Statement Form SB-2 (File No. 333-128420) (referred to as “SB-2”).

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

SIMTROL, INC.

Date: August 11, 2006	/s/ Richard W. Egan
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