Form 10QSB
period 2006-09-30
SIMTROL  INC
filed 2006-11-14
CIK 846775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

YES ☐     NO ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Securities	November 10, 2006
Common Stock, $.001 Par Value	4,715,811

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-QSB
Quarter Ended September 30, 2006

Index

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet as of
	September 30, 2006	3

	Condensed Consolidated Statements of Operations for the
	Three and Nine Months Ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis
	Or Plan of Operation	12

Item 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30,
2006
ASSETS
Current assets:
Cash	$5,557
Accounts receivable, net	16,131
Prepaid expenses and other assets	15,550
Total current assets	37,238

Property and equipment, net	14,269

Total assets	$51,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$175,337
Accrued expenses	30,395
Dividend payable on default of convertible preferred stock	1,171,863
Notes payable	183,171
Total current liabilities	1,560,766

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.00025 par value; 800,000 shares authorized: Series A Convertible Preferred Stock, 450,000 designated; 384,666 issued and outstanding, liquidation value $1,153,998	96
Common stock, authorized 40,000,000 shares of
$.001 par value; 4,715,811 issued and outstanding	4,715
Additional paid-in capital	63,565,423
Accumulated deficit	(65,079,493)
Total stockholders' deficiency	(1,509,259)
Total liabilities and stockholders’ deficiency	$51,507

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$17,821	$13,760	$70,011	$63,520
Service	2,159	6,662	25,033	45,569
Total revenues	19,980	20,422	95,044	109,089
Cost of revenues
Software licenses	-	453	-	1,037
Service	-	-	1,867	3,738
Total cost of revenues	-	453	1,867	4,775
Gross profit	19,980	19,969	93,177	104,314

Operating expenses:
Selling, general, and administrative	237,294	222,947	1,169,492	700,392
Research and development	91,928	143,125	334,369	396,307
Total operating expenses	329,222	366,072	1,503,861	1,096,699

Loss from operations	(309,242)	(346,103)	(1,410,684)	(992,385)

Other income/(expenses):
Other income/(expense)	(2,275)	2,294	(2,576)	3,021
Sale of intellectual property	-	-	250,000	-
Total other (income)/expenses	(2,275)	2,294	247,424	3,021
Net loss	(311,517)	(343,809)	(1,163,260)	(989,364)
Deemed preferred dividend	-	119,940	-	624,918
Dividend on covenant default of convertible preferred stock	233,047	-	800,613	-
Net loss attributable to common stockholders	$(544,564)	$(463,749)	$(1,963,873)	$(1,614,282)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.47)	$(0.43)

Weighted average shares outstanding, basic and diluted	4,680,203	3,733,292	4,201,211	3,725,753

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(962,194)	$(944,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(9,850)
Deposit returned from cancelled offering	(12,000)	-
Net cash used in investing activities	(12,000)	(9,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of intellectual property	250,000	-
Net proceeds from stock option exercises	250,000	-
Proceeds from notes payable issuance	219,000	-
Repayment of note payable	(37,000)	-
Net proceeds from stock issuances	-	1,162,396
Net cash provided by financing activities	682,000	1,162,396

Increase/(decrease) in cash	(292,194)	207,837
Cash, beginning of the period	297,751	414,051
Cash, end of the period	$5,557	$621,888
Supplemental schedule of non-cash investing and financing activities:
Issuance of stock warrants	$-	$498,731
Issuance of stock options to board members and employees	$355,516	$-
Beneficial conversion feature of preferred stock	$-	$624,918
Issuance of common stock to board members	$31,700	$19,800
Common stock issued for investor relations performed	$-	$7,900
Dividend payable on covenant default of convertible preferred stock	$800,613	$-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2006 and for all periods presented.

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

Note 2 - Going Concern Uncertainty

As of September 30, 2006, the Company had cash of $5,557. The Company does not have sufficient funds to support its operations for the next twelve (12) months and has relied on periodic investments in the form of common stock, convertible debt, and notes payable since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and for the payment of past due obligations, including operating expenses, and the continued development and deployment of its ONGOER and OnGuard product lines. During 2005, the Company issued $1,350,000 of convertible preferred stock (see Note 5). On February 15, 2006, the Company sold various patents (see note 7). In June 2006, two directors of the Company exercised options to purchase 625,000 shares in aggregate for total proceeds to the Company of $250,000 (see Note 5). The Company also issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. On June 30, 2006, the Company repaid the note plus the accrued interest. The Company also issued notes payable of $182,000 to one member of the Board of Directors during the three months ended September 30, 2006. At September 30, 2006, these notes plus $1,171 of accrued interest were outstanding (see Note 8).

On February 15, 2006 the Company formed a joint venture, named Justice Digital Solutions, LLC (“JDS”), with Integrated Digital Systems, LLC (“IDS”), a multifaceted integrator based in Livonia, Michigan, to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. However, there can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, to generate positive cash flows or raise sufficient capital essential to its survival, or that JDS will be successful in its attempts to sell its judicial arraignment software.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

	September 30, 2006	September 30, 2005
Options	1,736,475	710,875
Warrants	4,937,737	4,937,880
Convertible preferred stock	1,538,664	1,800,000
Total	8,212,876	7,448,755

Accordingly, basic and diluted loss per share are identical.

Stock-Based Compensation

The Company’s 2002 Stock Option Plan (the Plan), which is shareholder approved, permits the grant of options to its employees, directors, and consultants for up to 2,500,000 shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of the grant in accordance with the Plan; the options generally have five year contractual terms for directors and 10 years for employees and vest immediately for directors and over four years for employees.

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $53,094 during the three months ended September 30, 2006. Of this total, $9,720 was classified as research and development expense and $43,374 was classified as selling, general, and administrative expense. Stock compensation expense under FAS 123R was $475,822 during the nine months ended September 30, 2006. Of this total, $32,575 was classified as research and development expense and $443,247 was classified as selling, general, and administrative expense.

Under accounting provisions of FAS 123R, the Company’s net loss to common shareholders and net loss per common share would have been adjusted to the pro forma amounts indicated below during the three and nine months ended September 30, 2005.

	Three Months Ended September,	Nine Months Ended September 30,
	2005	2005

Net loss	($343,809)	($989,364)

Add: stock-based employee compensation expense determined under the intrinsic value method	-	-
Less: stock-based employee compensation expense determined under fair value-based methods for all awards	(40,193)	(121,077)

Pro forma net loss	($384,002)	($1,110,441)

Net loss per share as reported-basic and diluted	($0.09)	($0.27)
Pro forma net loss per share- basic and diluted	($0.10)	($0.30)

Pro forma Information

The Company uses historical data to estimate option exercises and employee terminations within the valuation model and historical stock prices to estimate volatility. The fair values for options issued during the nine months ended September 30, 2006 and 2005 were estimated at the date of grant using a Black-Scholes option-pricing model to be $355,516 and $223,000, respectively, with the following weighted-average assumptions:

Assumptions	2006	2005

Risk-free rate	5.21%	4.75%
Annual rate of dividends	0	0
Volatility	90-92%	77-109%
Average life	2.9 years	5 years

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

A summary of option activity under the Plan as of September 30, 2006 and changes during the nine months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding January 1, 2006	1,075,775	$2.46
Granted	1,475,000	$0.41
Exercised	(625,000)	$0.40
Terminated	(189,300)	$2.53
Outstanding at September 30, 2006	1,736,475	$1.46	6.3	$2,237,420
Exercisable at September 30, 2006	1,187,645	$1.75	5.3	$1,920,470

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $0.41. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $106,007.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2006	702,427	$0.74
Granted	135,000	$0.35
Vested	(157,347)	$0.65
Forfeited	(131,250)	$0.78
Outstanding at September 30, 2006	548,830	$0.59

As of September 30, 2006, there was $286,174 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $135,401.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS No. 153 should be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

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

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2006 and 2005: its PC-based software products, ONGOER and OnGuard, and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of September 30, 2006, there were $0 of deferred revenues as all maintenance contracts on the Company’s older Omega products have terminated.

Note 4 - Commitments and Contingencies

The Company is not currently involved in any legal proceedings.

Note 5 - Stockholders’ Equity

During the nine months ended September 30, 2005, the Company issued 10,000 shares of restricted common stock valued at $7,900 in exchange for investor relations services performed for the Company by an investor relations consultant. The Company also issued 22,154 shares of stock valued at $19,800 to directors as compensation during the nine months ended September 30, 2005. All amounts were recorded at the fair value of the stock on the date of the issuances.

During the nine months ended September 30, 2005, the Company issued 450,000 units of securities, with each unit consisting of: one share of Series A Convertible Preferred Stock, a warrant to purchase two shares of common stock at an exercise price of $1.00 per common share expiring in five years, and a warrant to purchase two shares of common stock at an exercise price of $1.25 per common share expiring in five years, for total gross proceeds of $1,350,000 (net proceeds of $1,162,396 after offering costs including placement fees). Terms of the Series A Convertible Preferred Stock include the following:

•
beginning the quarter ending December 31, 2005 and for every subsequent quarter the Series A Preferred Stock is outstanding, if the Company’s net working capital (defined as current assets less current liabilities) is less than twenty five per cent (25%) of the total amount of gross proceeds raised in the Offering (defined as a “Quarterly Default”), then for each Quarterly Default, the Holders of the Series A Preferred Stock will receive additional shares of Series A Preferred Stock equal to 25% of the number of shares of Series A Preferred Stock held by the Holder at the time of the Quarterly Default. If a Quarterly Default occurs and the Company has an insufficient number of authorized shares of Preferred Stock to issue the shares of Series A Preferred Stock required by this Section 8(b), then the Company shall hold a shareholder meeting within forty-five (45) days of such Quarterly Default to vote upon an increase in the number of shares of Preferred Stock equal to four (4) times the number of originally issued shares of Series A Preferred Stock. In the event such proposal is not approved at such shareholder meeting, the Company shall issue to Holders of Series A Preferred Stock shares of common stock equivalent to shares of common stock associated with the Series A Preferred Stock on an as converted basis that such Holder would have been due at the time of such Quarterly Default, subject to the Conversion Price at the time of the Quarterly Default. The net working capital will be tested on a quarterly basis, based on the Company’s most recent Form 10-QSB or Form 10-KSB or other appropriate filing. At September 30, 2006, the Company failed to meet the net working capital test and a Quarterly Default will exist upon the filing of this Form 10-QSB. As a result, the Company estimates the holders of the Series A Preferred Stock as of September 30, 2006 will receive an additional 23,177 shares of Series A Preferred Stock and 684,115 shares of common stock assuming that the number of authorized preferred shares remains at 800,000; therefore, the Company recorded a dividend payable on the covenant default of convertible preferred stock of $233,047 as of September 30, 2006.

In connection with the issuance of the securities above in 2005, $498,731 of the net proceeds received was allocated to the fair value of the warrants granted to purchase 1,800,000 shares of common stock, and a beneficial conversion feature of $624,918 was recorded to reflect the discount on the common shares that would result from the conversion of the Series A Preferred Stock, based on the relative fair values of the warrants and conversion feature of the Series A Preferred Stock. This beneficial conversion feature is recorded as a dividend to the preferred stockholders in the unaudited condensed consolidated statement of operations.

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

In June 2006, two directors of the Company exercised stock options to purchase 625,000 shares of common stock for total proceeds to the Company of $250,000.

On August 24, 2006, the Company granted options to purchase 135,000 shares of stock to employees. The options have a four-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

Note 6- Major Customers

Revenue from five customers of $71,663 comprised approximately 75% of consolidated revenues for the nine months ended September 30, 2006. At September 30, 2006, related accounts receivable from these customers comprised 81% of consolidated receivables.

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

In order to fund its operations, the Company also issued notes payable of $182,000 to one member of the Board of Directors during the three months ended September 30, 2006. The debt accrued interest at 10% and is uncollateralized. The proceeds of this debt were utilized for working capital purposes. At September 30, 2006, these notes plus $1,171 of accrued interest were outstanding.

Note 9 - Subsequent Event

On October 18, 2006 Simtrol signed an advisory services agreement with Triton Business Development Services, an Atlanta-based provider of critical business planning, resource and development services.

As part of the agreement, Triton will provide Simtrol a strategic analysis of its business and prospects as well as financial and strategic planning that includes capital formation, structure and funding strategies and an organizational review of the Company’s processes, practices, and procedures.

The term of the agreement is 120 days at which time the contract may be extended by mutual agreement.

Triton’s compensation will consist of cash and Simtrol equity over the term of the agreement. If the Company is able to obtain the consent of its Series A Convertible Preferred stockholders, the Company plans to issue up to 480,000 shares of its common stock to Triton in consideration for its services. The form of equity will be contingent on the Company’s ability to gain approval from the Company Series A Convertible Preferred stockholders. By mutual consent, Simtrol may pay Triton $360,000 in cash in lieu of payment of shares of equity for satisfactory performance during the period of the engagement.

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

FINANCIAL CONDITION

During the nine months ended September 30, 2006, total assets decreased approximately 85% to $51,507 from $338,638 at December 31, 2005. The decrease in assets was primarily due to cash used to fund operations during the period as we incurred a net loss of $1,163,260 during the period, partly offset by the sale of intellectual property for $250,000 (see Note 7 to the unaudited condensed consolidated financial statements) and the exercise of stock options for $250,000 in the aggregate by two directors (see Note 5 to the unaudited condensed consolidated financial statements).

Current liabilities increased $950,919, or 155%, due primarily to the recording of a dividend payable on the covenant default of convertible preferred stock of $269,266 as of March 31, 2006, $298,300 as of June 30, 2006, and $233,047 as of September 30, 2006, and notes payable of $182,000 originated to one member of the Board of Directors that remain outstanding at September 30, 2006. See note 5 and note 8 to the unaudited condensed consolidated financial statements.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Revenues

Revenues were $19,980 and $20,422 for the three months ended September 30, 2006 and 2005, respectively. Service revenues decreased due primarily to additional customers discontinuing maintenance support at the end of multi-year contracts on our older Omega videoconferencing product.

Cost of Revenues and Gross Profit

Cost of revenues decreased $453, or 100%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Gross margins were approximately 100% and 98% for the three months ended September 30, 2006 and 2005, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $237,294 and $222,947 for the three months ended September 30, 2006 and 2005, respectively. The increase in the three-month period ended September 30, 2006 compared to the similar period in 2005 resulted primarily from the stock-based compensation of $42,294 recorded in the three months ended September 30, 2006 to record the amortization of the estimated fair value of the portion of options granted during the current period as well as previously granted stock options that vested during the current period.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $91,928 and $143,125 for the three months ended September 30, 2006 and 2005, respectively. The decrease in expense during the current period was due primarily to a reduction in headcount of our research and development personnel and redeployment of personnel to other areas.

During the three months ended September 30, 2006, stock-based compensation of $9,720 was included in research and development expense to record the amortization of the estimated fair value of the portion of options granted during the current period as well as previously granted stock options that vested during the current period.

Other income/(expense)

Other income/(expense) of ($2,275) and $2,294 for the three months ended September 30, 2006 and 2005 consisted primarily of finance charges and accrued interest on our notes payable originated during the current period and interest earned on our cash balances during the three months ended September 30, 2005.

Net Loss

Net loss for the three months ended September 30, 2006 was $311,517 compared to a net loss of $343,809 for the three months ended September 30, 2005. The decrease in net loss was due primarily lower headcount during the current period compared to the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 and 2005

Revenues

Revenues were $95,044 and $109,089 for the nine months ended September 30, 2006 and 2005, respectively. Service revenues decreased during the current year due to the discontinuance of certain maintenance contracts associated with our older Omega product line.

Cost of Revenues and Gross Profit

Cost of revenues decreased $2,908, or 61%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to higher repair expenses that we incurred in certain of our maintenance contracts on our older Omega product during the prior year as we had more maintenance contracts at that time.

Gross margins were approximately 98% and 96% for the nine months ended September 30, 2006 and 2005, respectively.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $1,169,492 and $700,392 for the nine months ended September 30, 2006 and 2005, respectively. The 67% increase in the nine-month period ended September 30, 2006 compared to the similar period in 2005 resulted primarily from the stock-based compensation of $441,785 recorded during the current period, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Research and development expenses decreased to $334,369 in the nine months ended September 30, 2006 from $396,307 in the nine months ended September 30, 2005. The decrease in expense during the current period was due primarily to reduction in headcount of our research and development personnel and redeployment of personnel to other areas.

Other income/(expense)

Other income/(expense) of ($2,576) and $3,021 for the nine months ended September 30, 2006 and 2005, respectively, consisted primarily of finance charges and accrued interest on our notes payable originated during the current period and primarily of interest earned on our cash balances in the nine months ended September 30, 2005.

Net Loss

Net loss for the nine months ended September 30, 2006 was $1,163,260 compared to a net loss of $989,364 for the nine months ended September 30, 2005. The increase in net loss was due primarily to the stock-based compensation totaling $444,122 in the nine months ended September 30, 2006 to reflect the fair value of the stock options granted to non-employee directors in June 2006 and to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period, offset partially by the $250,000 we received from licensing our intellectual property related to our older videoconferencing business in 2006.

LIQUIDITY AND SOURCES OF CAPITAL

General

As of September 30, 2006, we had cash of $5,557. We do not have sufficient funds to meet our cash flow requirements for the next twelve (12) months. We have relied on periodic investments in the form of common stock and convertible debt by certain of our existing stockholders since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines. Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent registered public accountant’s audit opinion states that these matters have raised substantial doubt about our ability to continue as a going concern for the year ended December 31, 2005.

We used $962,194 in cash from operating activities in the nine months ended September 30, 2006 due primarily to our net loss during the period of $1,163,260. We used $944,709 in cash from operating activities in the nine months ended September 30, 2005 primarily due to our loss of $989,364. Cash used in investing activities in the nine months ended September 30, 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. We used $9,850 in investing activities during the nine months ended September 30, 2005. We received $250,000 from investing activities during the nine months ended June 30, 2006 for the sale of our patent technology related to our former videoconferencing business (see note 7 to the unaudited condensed consolidated financial statements). We issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213 (see note 8 to the unaudited condensed consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our Board of Directors (see note 5 to the unaudited condensed consolidated financial statements). During the nine months ended September 30, 2006, we issued $182,000 in notes payable to one member of our Board of Directors that are outstanding at September 30, 2006. See note 8 to the unaudited condensed consolidated financial statements.

We will require additional funding during the remainder of fiscal 2006 and thereafter to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations will be materially adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2006.

On October 18, 2006 Simtrol signed an advisory services agreement with Triton Business Development Services, an Atlanta-based provider of critical business planning, resource and development services.

As part of the agreement, Triton will provide Simtrol a strategic analysis of its business and prospects as well as financial and strategic planning that includes capital formation, structure and funding strategies and an organizational review of the Company’s processes, practices, and procedures.

The term of the agreement is 120 days at which time the contract may be extended by mutual agreement.

Triton’s compensation will consist of cash and Simtrol equity over the term of the agreement. If the Company is able to obtain the consent of its Series A Convertible Preferred stockholders, the Company plans to issue up to 480,000 shares of its common stock to Triton in consideration for its services. The form of equity will be contingent on the Company’s ability to gain approval from the Company Series A Convertible Preferred stockholders. By mutual consent, Simtrol may pay Triton $360,000 in cash in lieu of payment of shares of equity for satisfactory performance during the period of the engagement. See Note 9 to the unaudited condensed consolidated financial statements.

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

We expect to spend less than $5,000 for capital expenditures in the remainder of fiscal 2006.

In response to the matters described in the preceding paragraphs, our management is currently in the process of attempting to secure additional equity and debt financing.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.  Simtrol undertakes no obligation to update any forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2006, we issued 35,999 shares of common stock to Board Members as compensation in lieu of cash fees for attendance at board meetings. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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

Exhibit No.	Description

3.1*	Certificate of Incorporation as amended through April 22, 2005 (SB-2, Exhibit 3.1)

3.2*	Amended Bylaws of the Company as presently in use (S-18 No. 1, Exhibit 3.2)

10.1	Consulting Agreement with Triton Business Development Services

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: November 14, 2006	/s/ Richard W. Egan
Chief Executive Officer
(Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement with Triton Business Development Services

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.