Form 10KSB
period 2006-12-31
SIMTROL  INC
filed 2007-04-17
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-KSB
__________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
__________________

Commission File No. 1-10927

SIMTROL, INC.

A Delaware Corporation
(IRS Employer Identification No. 58-2028246)
2200 Norcross Parkway Suite 255
Norcross, Georgia 30071
(770) 242-7566

Securities Registered Pursuant to Section 12(b)
of the Securities Exchange Act of 1934:

None

Securities Registered Pursuant to Section 12(g)
of the Securities Exchange Act of 1934:

Common Stock, $.001 par value per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The registrant’s revenues for the fiscal year ended December 31, 2006 were $224,692.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $7,798,586, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on April 14, 2007. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of April 14, 2007: 5,760,304 shares of $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement pertaining to the 2007 Annual Meeting of Shareholders, only to the extent expressly so stated herein, are incorporated herein by reference into Part III.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are those that express management’s views of future events, developments, and trends. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. Forward-looking statements include statements regarding our anticipated or projected operating performance, financial results, liquidity, and capital resources. These statements are based on management’s beliefs, assumptions, and expectations, which in turn are based on the information currently available to management. Information contained in these forward-looking statements is inherently uncertain, and our actual operating performance, financial results, liquidity, and capital resources may differ materially due to a number of factors, most of which are beyond our ability to predict or control. Factors that may cause or contribute to such differences include, but are not limited to, our ability to compete successfully in our industry and to continue to develop products for new and rapidly changing markets, and the other risks described under the caption “Factors Affecting Future Performance” in Item 1 of this Report.

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the State of Delaware on September 19, 1988. From 1990 to 2001, we primarily designed, manufactured, marketed and supported hardware-based command and control systems, including videoconferencing systems. In September 2001 we changed our name from VSI Enterprises, Inc. to Simtrol, Inc.

General

We design, develop and market Windows-based software solutions that enable the command, control and monitoring of otherwise incompatible electronic devices, particularly corporate audiovisual (“AV”) assets. Our end-to-end solutions are designed to provide Fortune 1000 corporations, government entities and other end users a cost-effective solution to simplify the automation and integration of AV and information technology (“IT”) assets.

Over the past five years, we have focused our resources to develop proven software technologies to meet the growing demand for PC-based control systems. The resulting ONGOERTM and OnGuard solutions have the benefit of being less expensive, more customizable, and more compatible with existing technology infrastructure than the hardware-based solutions of our historical competitors, AMX Corporation and Crestron Electronics, Inc. Our solutions also provide easy scalability, as customers only need to add additional PCs or servers to provide additional processing power, rather than purchase large-scale proprietary hardware controllers and touch panels. In addition, much of our sales focus has been in AV meeting rooms of large corporations and government agencies, healthcare, and in law enforcement where there are usually existing PCs, because adding our software to these PCs is a compelling cost savings versus adding closed-architecture hardware. We believe our Windows-based products are very well suited to meet this demand.

Our principal executive offices are located at 2200 Norcross Parkway, Suite 255, Norcross, Georgia 30071 and our telephone number is (770) 242-7566.

Recent Developments

On February 15, 2006, Simtrol formed a joint venture with Integrated Digital Systems, LLC (“IDS”), an integrator based in Livonia, Michigan, to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. The new joint venture, Justice Digital Solutions L.L.C., a Michigan limited liability company ("JDS"), was headquartered in Michigan, with its development staff and testing center located in Norcross, Georgia.

Under the JDS operating agreement, IDS and Simtrol each owned fifty percent of JDS.

IDS contributed to JDS all of IDS’ interest in a software license agreement between IDS and the County of Oakland, Michigan Constitutional Corporation, including the exclusive worldwide rights to copy, modify, market, distribute, and sublicense the software developed pursuant to the software license agreement (the “OakVideo Software”). Simtrol contributed to JDS a non-exclusive, worldwide, royalty-free license to integrate, copy, modify, market, distribute and sublicense Simtrol’s ONGOER and OnGuard software for use with and into the OakVideo Software, and Simtrol transferred to JDS any and all exclusive worldwide rights to copy, modify, market, distribute, and sublicense certain digital court recording software under development by us. JDS initially launched a judicial arraignment solution, called Curiax ArraignerTM, based on the integration of our products with the OakVideo Software during 2006.

On November 28, 2006, we signed an agreement to acquire the remaining fifty percent (50%) membership interest in JDS from IDS. Following the acquisition the Company owns 100% of JDS.

In partial consideration for the transfer of the membership interest in JDS from IDS to us, we will issue 500,000 restricted shares of our common stock to IDS according to the following installment schedule:

•	200,000 restricted common shares of our capital stock to IDS on November 28, 2006;

•	100,000 restricted common shares of our capital stock to IDS on November 22, 2007;

•	100,000 restricted common shares of our capital stock to IDS on November 22, 2008; and

•	100,000 restricted common shares of our capital stock to IDS on November 22, 2009.

In partial consideration for the transfer of the membership interest in JDS from IDS to us, JDS will pay IDS five percent of the gross revenues of JDS, from whatever source derived, during calendar years 2007 and 2008, and two and one-half percent of the gross revenues of JDS during calendar year 2009.

In conjunction with the above transaction, JDS is required to pay IDS a total of $80,000 represented by 100% of the initial $40,000 and 50% of the next $80,000 to be received from a pre-existing customer.

Funding of Operations

As of December 31, 2006, we had a cash overdraft of $1,420. We have relied on periodic investments in the form of common stock, convertible debt, and notes payable since the fourth quarter of 2001 to sustain our operations. In March 2007, we completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (1 Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. We intend to file a resale registration statement on Form SB-2 to register the common stock underlying the Series B Convertible Preferred Stock and the warrants in the private placement. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER and OnGuard product lines as well as its Curiax Arraigner product. In June 2006, two of our directors exercised options to purchase 625,000 shares in aggregate for total proceeds to us of $250,000. We also issued a $37,000 note payable to one member of the board of directors on June 9, 2006. On June 30, 2006, we repaid the note plus the accrued interest at the rate of 10% per annum. We also issued notes payable of $379,000 to one member of the board of directors during 2006. At December 31, 2006, these notes plus $8,351 of accrued interest were outstanding.

As we have not been profitable during any year in our history nor have we created positive cash flows from operations, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Products

IT professionals have long managed corporate assets such as PCs, servers and routers. During the past few years, most AV products became IP addressable - a requirement from IT professionals that wish to manage the AV devices with the same power and flexibility they use to manage IT assets. IT departments demand that these devices tie into their existing IT network and wish to use global IT tools such as IBM’s NetView, HP’s OpenView, or Computer Associates’ Unicenter to monitor and manage them. ONGOER and OnGuard complement OpenView, NetView and Unicenter by passing valuable health/status information to them. IT professionals need a product to control the devices locally and remotely (ONGOER) and a product to monitor/manage/diagnose the devices remotely (OnGuard). Our products support these needs while using industry standard PC technology.

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

ONGOER is computer-based general-purpose device control middleware running as a system service on a Windows 2000 and onward platform. ONGOER can control any device using a variety of interfaces, including TCP/IP, IR, IO, Relays, Serial (RS232, RS422 and RS485), Lanc, and USB. With ONGOER, users can leverage commodity, off-the-shelf PC hardware to create high-quality, affordable solutions.

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

Simtrol’s software-based approach allows flexibility regarding hardware and development environment. Architecturally, application developers have the capability to write their graphical user interfaces or applications in various programming environments such as .NET, Visual Basic, C++, C#, Flash 8, Java, or Builder (Simtrol’s development environment for simple solutions). The application or GUI is then displayed on a commodity touch screen and/or mobile device for end-user use. Because ONGOER uses TCP/IP for command and control signaling, administrative and diagnostic functions are available via network-based diagnostics tools.

OnGuard is server-based asset management and monitoring software. The OnGuard Server connects to ONGOER via standard TCP/IP networking and monitors devices at remote locations. OnGuard displays information about device health and status via a standard browser interface. Technicians may log in from any place at any time using standard web browsers to view the entire device control network at a glance.

Curiax Arraigner is a web-based client-server, document management system tailored for law enforcement and judicial system users, with a unique videoconferencing and device control and monitoring element. Overcrowded courts create dangerous, costly logistical problems for transporting prisoners and inefficient systems prevent police from being on the street protecting citizens. Curiax Arraigner allows jurisdictions to a•void the need to transport prisoners to courthouse for arraignment by integrating multipoint videoconferencing, court recording, and data workflow and document management into a unified platform.

Proprietary Technology

We regard our ONGOER, OnGuard, and Curiax Arraigner software as proprietary and have implemented protective measures of both a legal (copyright) and practical nature. We derive considerable practical protection by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title we, in most cases, have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations. We have also used trademarks for our ONGOERTM control software and Curiax ArraignerTM arraignment software due to their unique natures.

Product Development Strategies

The AV world and the IT world are converging, with more and more devices becoming network enabled. Like PCs and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible on a corporate network, where they can be controlled, managed and monitored from centralized and/or remote locations. ONGOER and OnGuard install on PCs and servers, and support a product architecture that allows them to control, monitor and manage any device connected to them via the network.

Markets

Based on the long-term objective of becoming the industry standard software for controlling and monitoring AV devices, management has developed a sales and marketing strategy to aggressively pursue two vertical markets with the company’s products: healthcare (particularly advanced operating rooms) and law enforcement (particularly digital arraignments and warrants).

Simtrol’s core value to operating room companies is the replacement of proprietary architecture with open PC architecture to control and monitor all OR devices. This provides more technical flexibility, better scalability and a simpler design while lowering costs.

Pre-trial proceedings involve the costly and dangerous logistical problems of transporting prisoners and moving documents across multiple agencies using antiquated methods that can result in lost documentation, risk to public safety, and inefficiency at taxpayer expense. Curiax Arraigner helps law enforcement officials avoid transporting prisoners to the courthouse for arraignment by integrating multipoint videoconferencing, court recording, data workflow, and document management into a unified platform.

Competition

We primarily compete with two companies in the AV control and monitory market, both of which have significantly greater resources and market share. Both companies offer control solutions based on proprietary hardware and software. We offer control solutions utilizing open PC technology.

Our two major competitors in the AV control systems market are AMX® and Crestron Electronics, who combined currently have close to 100% of the sales in this market.

AMX, headquartered in Richardson, Texas, was established in 1982. This company employs about 400 people, with dealers and distributors in 40 countries. AMX has a strong foothold in Fortune 500 companies. Typical AMX applications include control of devices in corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, and schools.

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

We are not currently aware of any competitors providing a unified digital arraignment product similar to our Curiax Arraigner product.

Factors Affecting Future Performance

The following summarizes certain of the risks inherent in our business:

We have limited resources available to service our existing indebtedness and limited sources of additional working capital.

The degree to which we are leveraged could have important consequences. For example, it could:

•	make it more difficult for us to obtain additional financing for working capital, capital expenditures and other general corporate purposes;
•	place us at a relative competitive disadvantage to our less highly leveraged competitors; or
•	make us more vulnerable to economic downturns.

We currently have no credit lines available and must satisfy all of our working capital and capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets.

Our long-term viability, as well as our ability to meet our future capital commitments, depends on our financial and operating performance, which is subject to, among other things, prevailing economic conditions and to certain other financial, business and other factors beyond our control. We require additional capital or other funding to finance our operations, as we do not generate sufficient cash from operations to sustain our operations. If we are unable to attain sufficient funding, we will not be able to continue to operate. We can not assure you that projected sales will occur and, therefore, that our operating results or other financing activities will be sufficient to meet debt and other obligations and future working capital needs.

We may not be able to achieve or sustain profitability.

After 19 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2006, we had an accumulated deficit of $65.4 million. We may not be able to achieve or sustain profitability in the future, as sales of our ONGOER product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

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

We currently sell control and monitoring software and service previously sold videoconferencing systems for a small number of major customers. During the year ended December 31, 2006, approximately 80% of our revenue was from five customers. Further, we do not have long-term contracts with these or any of our other customers, so our customers could stop purchasing our products at any time. The loss of any of our major customers, or any reduction in purchases by these customers, could significantly harm our business.

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

Our revenues have historically occurred predominantly in the third month of each fiscal quarter. Accordingly, our quarterly results of operations are difficult to predict and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by:

•	cancellations or delays of orders,
•	changes in customer base or product mix,
•	seasonal patterns of capital spending by customers,
•	delays in purchase decisions due to new product announcements by us or our competitors, and
•	increased competition and reductions in average selling prices.

Our PC-based control system is unproven technology and may not be accepted by the industry.

There is no industry standard for the control of AV systems. Generally, the market is dominated by proprietary, closed-architecture control systems by manufacturers such as AMX and Crestron. Our open-architecture, PC-based control system, which we believe is superior and provides greater flexibility for end-users than the traditional proprietary systems, is a relatively new technology for the market. Given the relatively short operating history of such PC-based systems, it is impossible to determine at this time whether or not PC-based systems will gain wide acceptance in the marketplace. To increase our sales, we must establish a greater presence in the AV system control market by convincing AV integrators and IT Managers and ultimately end-users, to utilize a PC-based control system rather than the traditional proprietary systems. There can be no assurance that use of PC-based control systems, such as our ONGOERTM , will be accepted by the industry. If the use of PC-based AV control systems is not accepted in the marketplace or if another industry standard is adopted, our projected sales will not materialize, thereby causing potentially poor financial performance.

We rely on third parties for the sale of our products.

Sales of our ONGOERTM and OnGuard products are primarily made through third-party OEMs and AV integrators. Generally, we do not have initial access to the end-users of AV systems in the marketplace and must, therefore, rely on third parties for the distribution and sale of our products. We have entered into dealer agreements with third-party OEM and AV integrators, such as Telaid and IBM Global Services, for the sale of our products. However, such agreements are non-exclusive and such third parties may, therefore, also sell products that directly compete with ours. In addition, such agreements may be terminated at any time. If our relationships with such third-party OEMs and AV integrators were terminated, we would have to seek a new distribution channel for our products, which would potentially have a material adverse effect on our operations.

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

The market price for our common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products by us or our competitors, or our failure to achieve operating results consistent with any securities analysts’ projections of our performance.

Our common stock is subject to “penny stock” regulations and restrictions on initial and secondary broker-dealer sales.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. These requirements may restrict your ability to sell our common stock.

Research and Development

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2006 our expenditures for research and development of new products or new components for our ONGOER and OnGuard products totaled $416,982, a decrease of 5% from the total expenditures of $437,374 in 2005.

Employees

As of December 31, 2006, we employed nine persons full time, including two executive officers. Of the full-time employees who were not executive officers, three were engaged in research and development, two in service, one in sales, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 6,400 square feet of leased office and warehouse space in Norcross, Georgia, under a 12-month lease extension, which expires in August 2007. Monthly rent is approximately $3,800 including common area maintenance charges, taxes, and insurance.

We believe that our current facilities are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

From January 1, 2002 to May 21, 2003, our common stock traded on the OTC Bulletin Board under the symbol “SMOL.” Our common stock traded on the Pink Sheets under the symbol “SMOL” from May 22, 2003 to May 6, 2004. From May 7, 2004 to June 17, 2004, our common stock traded on the Pink Sheets under the symbol “SMRL.” On June 18, 2004, our common stock began trading on the OTC Bulletin Board under the symbol “SMRL”, where it currently trades.

The following table sets forth the quarterly high and low bid quotations per share of common stock on the OTC Bulletin Board and the Pink Sheets as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter	$1.55	$0.65
Second Quarter	1.30	0.70
Third Quarter	1.10	0.60
Fourth Quarter	0.75	0.44

FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter	$1.25	$0.51
Second Quarter	0.75	0.36
Third Quarter	0.90	0.25
Fourth Quarter	0.51	0.25

As of April 13, 2007, there were approximately 626 holders of record and in excess of 4,500 beneficial holders of our common stock.

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

On December 31, 2006, we issued 14,193 shares of common stock to Board Members as compensation in lieu of cash fees for attendance at board meetings during the three months ended December 31, 2006. On March 31, 2007, we issued 1,937 shares of common stock to Board Members as compensation in lieu of cash fees for attendance at board meetings during the three months ended March 31, 2007. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

The following table provides information as of December 31, 2006 regarding the Company’s compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	795,325		$2.30	-
Equity compensation plans not approved by security holders	5,917,437	(1)	$1.46	770,300
Total	6,712,762		$1.57	770,300
__________________________
(1) Includes 733,444 warrants granted to Westminster Securities as placement agent fees for convertible debt and equity offerings during 2004 and 2005 and 272,400 options granted to employees during 2005. Also includes 1,520,000 options granted to employees during 2006.

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

We used $1,160,971 in cash from operating activities in 2006, primarily due to our loss of $1,462,187.

During 2006, we used $5,200 in investing activities for purchases of equipment. We received $250,000 from investing activities during February 2006 for the sale of our patent technology related to our former videoconferencing business (see note 6 to the consolidated financial statements). We also issued $52,000 of our common stock in conjunction with the acquisition of the remaining 50% interest in a joint venture that we did not previously own (see Note 11 to the consolidated financial statements). During 2005, we used $21,660 in investing activities for purchases of equipment.

Cash used in financing activities in 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. We also issued a $37,000 note payable to one member of the board of directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, we repaid the note plus the accrued interest of $213 (see note 5 to the consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our board of directors (see note 6 to the consolidated financial statements). During 2006, we issued $379,000 in notes payable to one member of our board of directors that are outstanding at December 31, 2006. See Note 5 to the consolidated financial statements.

In 2005, we issued $1,350,000 of convertible preferred stock (proceeds net of offering costs and sales commissions of $1,162,283, see Note 6 to our consolidated financial statements). During 2005, we issued 10,000 shares of restricted common stock valued at $7,900 in exchange for investor relations services performed for us by an investor relations consultant. We also issued 32,770 shares of restricted common stock valued at $26,700 to board members for service during 2005. We also issued 87,984 shares of restricted common stock valued at $36,100 to board members for service during 2006. All amounts were recorded at the fair value of the stock on the date of the issuances.

During 2006, our total assets decreased approximately 16% to $285,908 at December 31, 2006 from $338,638 at December 31, 2005. The decrease was due primarily to our decreased cash balance at December 31, 2006 due to operating losses during the year exceeding the amount we raised through stock option exercises, notes payable originations, and sales of the patents on our older videoconferencing technology. Total liabilities increased from December 31, 2005 to December 31, 2006 primarily due to the additional estimated preferred stock payable to Series A Preferred shareholders at December 31, 2006 due to the quarterly defaults recorded during 2006 by the terms of the Series A Preferred Stock. See Note 13 to our audited consolidated financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

General

As of December 31, 2006, we had a cash overdraft of $1,420. We have relied on periodic investments in the form of common stock, convertible debt, and notes payable since the fourth quarter of 2001 to sustain our operations. There can be no assurance that we will be successful in our attempts to develop and deploy our ONGOER and Curiax Arraigner product lines, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows.

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

On February 15, 2006 we formed a joint venture with Integrated Digital Systems, LLC (“IDS”), an integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. The new joint venture, Justice Digital Solutions L.L.C., a Michigan limited liability company ("JDS"), is headquartered in Sterling Heights, Michigan, with its development staff and testing center located in Norcross, Georgia.

IDS contributed to JDS all of IDS’ interest in a software license agreement between IDS and the County of Oakland, Michigan Constitutional Corporation, including the exclusive worldwide rights to copy, modify, market, distribute, and sublicense the software developed pursuant to the software license agreement (the “OakVideo Software”). We contributed to JDS a non-exclusive, worldwide, royalty-free license to integrate, copy, modify, market, distribute and sublicense our ONGOER and OnGuard software for use with and into the OakVideo Software, and we transferred to JDS any and all exclusive worldwide rights to copy, modify, market, distribute, and sublicense certain digital court recording software under development by us. JDS initially launched a judicial arraignment solution based on the integration of our products with the OakVideo Software in 2006.

On November 28, 2006, we signed an agreement to acquire the remaining fifty percent (50%) membership interest in JDS from IDS. Following the acquisition we own 100% of JDS.

In partial consideration for the transfer of the membership interest in JDS from IDS to us, we will issue 500,000 restricted shares of its common stock to IDS according to the following installment schedule:

•	200,000 restricted common shares of the Company's capital stock to IDS on November 28, 2006;

•	100,000 restricted common shares of the Company's capital stock to IDS on November 22, 2007;

•	100,000 restricted common shares of the Company's capital stock to IDS on November 22, 2008; and

•	100,000 restricted common shares of the Company's capital stock to IDS on November 22, 2009.

In partial consideration for the transfer of the membership interest in JDS from IDS to us, JDS will pay IDS 5% of the gross revenues of JDS, from whatever source derived, during calendar years 2007 and 2008, and 2.5% of the gross revenues of JDS during calendar year 2009.

In conjunction with the above transaction, JDS is required to pay IDS a total of $80,000 represented by 100% of the initial $40,000 and 50% of the next $80,000 to be received from a pre-existing customer.

On January 28, 2007, the Compensation Committee of the board of directors approved a cash compensation plan for employees equal to a maximum of 20% of gross revenues, payable on a quarterly basis. On February 1, 2007, we signed an advisory services agreement (the "Agreement") with Triton Business Development Services, an Atlanta-based provider of critical business planning, resource and development services.

As a part of the Agreement, Triton will provide us with financial and strategic planning services that include capital formation, structure and funding strategies, investor relations consultation, human resources assessment and development, and an organizational review of our processes, practices, and procedures. The term of the Agreement is 24 months.

Triton’s compensation will consist of cash and restricted shares of our common stock over the term of the Agreement. A monthly cash retainer of $10,000 will be paid by us. Additionally, 640,000 restricted shares of our common stock will be deposited to a restricted account. The 640,000 restricted shares of our common stock will earned ratably over the 24-month term of the Agreement by Triton.

On March 16, 2007, we completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (1 Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms.

Three note holders, including one member of the board of directors, exchanged all outstanding interest and principal due from us (totaling $710,210) under their notes payable for units in the private placement. In conjunction with the exchange, we issued the holders additional warrants to purchase an aggregate of 710,210 shares of our common stock at an exercise price of $0.375 per share. The warrants have five-year terms.

We intend to file a resale registration statement on Form SB-2 to register the common stock underlying the Series B Convertible Preferred Stock, the warrants issued in conjunction with the exchange of the notes payable, and the warrants in the private placement.

The Company currently anticipates that, as a result of the offering, it has sufficient capital until late 2008 based on anticipated increases in working capital expenditures

We expect to spend less than $100,000 on capital expenditures in 2007.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. Revenue consists of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. We sold two different products during the presented periods: our PC-based software products, ONGOER and OnGuard, and our older proprietary hardware and software product, Omega. Revenue from the sale of hardware and software is recognized upon the transfer of title when shipped. Revenue on maintenance contracts is recognized over the term of the related contract. We had no deferred revenue at December 31, 2006 as we have discontinued service contracts on our older Omega systems.

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

Results of Operations

Revenues

Revenues were $224,692 and $124,646 in 2006 and 2005, respectively. The 80% increase in revenues from 2005 to 2006 was primarily due to an increase in software revenues of $92,241, as software revenues during 2006 included a $78,000 multi-site sale to an integrator for implementation at one end user who previously purchased our software in 2004. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products. See Note 8 to our consolidated financial statements.

Gross Profit

Gross profit as a percentage of revenues was approximately 97% and 96% in 2006 and 2005, respectively.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $1,502,983 and $1,060,926 for 2006 and 2005, respectively. The increase in 2006 compared to 2005 resulted primarily from the stock-based compensation of $463,973 recorded during the current period, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $416,982 and $437,374 for 2006 and 2005, respectively. During 2006, stock-based compensation of $41,154 was included in research and development expense to record the amortization of the estimated fair value of the portion of options granted during the current period as well as previously granted stock options that vested during the current period.

Other income/(expense)

Other income/(expense) of ($11,174) and $12,435 for 2006 and 2005, respectively, consisted primarily of finance charges and accrued interest on our notes payable originated during the current period and primarily of interest earned on our cash balances in 2005.

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

Under the terms of the agreement, Simtrol received an initial payment of $250,000 in March 2006 and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to recoup the initial payment fully prior to making any royalty payments to Simtrol. This amount was recorded as other income during 2006.

Net Loss

Net loss for 2006 was $1,462,187 compared to a net loss of $1,366,051 for 2005. The increase in net loss was due primarily to the stock-based compensation totaling $469,029 in 2006 to reflect the fair value of the stock options granted to non-employee directors in June 2006 and to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period, offset partially by the $250,000 we received from licensing our intellectual property related to our older videoconferencing business in 2006.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The audited financial statements and related notes required by this item 7 are included as Exhibit 99.1 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Subsequent to the 2004 audit, we instituted additional controls consisting of an increased level of Chief Executive Officer and board of directors oversight. During the current period, management deemed these additional mitigating controls to be effective in minimizing the risks associated with the inadequate segregation of duties and management believes there is a significant deficiency, rather than a material weakness, as defined below, that results from inadequate segregation of duties at a detail level within the accounting department.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that results in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency (or combination of internal control deficiencies) that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more-than-remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.  The standard specifies that a misstatement is inconsequential if a reasonable person would conclude, after considering the possibility of further undetected misstatements, that the misstatement, either individually or when combined with other misstatements, would clearly be immaterial to the financial statements.  If a reasonable person could not reach such a conclusion regarding a particular misstatement, that misstatement would be more than inconsequential.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is contained in our definitive Proxy Statement to be delivered to stockholders in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

Richard Egan, Chief Executive Officer, has a current annual salary of $150,000. Stephen Samp, Chief Financial Officer and Secretary, has a current annual salary of $125,580. Neither employee has any employment contract nor does either employee have any defined incentive bonus plan currently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is contained in the 2007 Proxy Statement and incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information relating to certain relationships and related transactions contained in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company’s Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as “2005 SB-2”), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 2”), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 3”), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as “S-1”); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as “1993 10-K”); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as “1994 10-K”); (vii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as “1998 10-K/A”), (viii) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as “Warrant Plan S-8”), (ix) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as “Option Plan S-8”), (x) the Company's Registration Statement on Form S-3 amended January 31, 1999 (“1999 S-3”), and (xi) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (referred to as “2001 10-Q”).

Exhibit No.	Description of Exhibit (SEC Commission File number 001-10927)

3.1	Certificate of Incorporation of the Company, as amended through March 8, 2007

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

4.1	Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

4.2	Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit 4.1)

*10.5	1994 Employee Stock Purchase Plan (1994 10-K)

*10.6	License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

*10.7	First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q, Exhibit 10.2)

*10.8	ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27, 2001 (2001 10-Q, Exhibit 10.1)

10.9	Triton Business Development Services Engagement Agreement dated January 31, 2007

21.1	Subsidiaries of the Company

23.1	Consent of Marcum & Kliegman LLP

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, of the Chief Financial Officer

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Independent Registered Public Accounting Firm's Report and Financial Statements Previously filed

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is contained in the 2007 Proxy Statement and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMTROL, INC.

By:	/s/ Richard W. Egan
Richard W. Egan, Chief Executive Officer
Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

Signature	Title	Date

/s/ Larry M. Carr	Chairman of the Board	April 17, 2007
Larry M. Carr

/s/ Richard W. Egan	Chief Executive Officer	April 17, 2007
Richard W. Egan

/s/ Stephen N. Samp	Chief Financial Officer	April 17, 2007
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Dallas S. Clement	Director	April 17, 2007
Dallas S. Clement

/s/ Julia B. North	Director	April 17, 2007
Julia B. North

/s/ Edward S. Redstone	Director	April 17, 2007
Edward S. Redstone

/s/ Adam D. Senter	Director	April 17, 2007
Adam D. Senter

/s/ Thomas J. Stallings	Director	April 17, 2007
Thomas J. Stallings