Form 10KSB/A
period 2006-12-31
SIMTROL  INC
filed 2007-05-02
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-KSB/A
Amendment No. 1
__________________

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

Issuer’s telephone number, including area code: (770) 242-7566

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $8,234,930 based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on April 27, 2007. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

The number of shares outstanding of the registrant's common stock as of April 27, 2007: 6,037,774 shares of $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends Simtrol, Inc.’s (“Simtrol”) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, originally filed on April 17, 2007 (the “Original Filing”). Simtrol is filing this Amendment to include the information required by Part III contained in the Original Filing as Simtrol will not file its definitive proxy statement within 120 days of the end of Simtrol’s fiscal year ended December 31, 2006. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Simtrol is including with this Amendment certain currently dated certifications. Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board Composition

The Company’s by-laws provide that the board of directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the board of directors. The board of directors has set the number of directors at seven, each serving a one-year term. The board presently consists of Larry M. Carr, Dallas S. Clement, Richard W. Egan, Julia B. North, Edward S. Redstone, Adam D. Senter, and Thomas J. Stallings. All members of the board of directors, with the exception of Mr. Egan, are independent, as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market, Inc. The following biographical information is provided regarding these directors:

Larry M. Carr, age 63, has served as a director since June 1994 and as Chairman of the board since January 1998. Mr. Carr founded Nursefinders, Inc., a temporary services company in the healthcare industry, in 1974. Although Adia Services, Inc., acquired Mr. Carr’s interest in this company, Mr. Carr still owns and operates numerous Nursefinders franchises and assists in the administration and management of several other franchises through an entity known as Management Services, Inc. Mr. Carr was Chairman of the Board of Northwest National Bank, located in Arlington, Texas, and is a director of Mobility Electronics, Inc., of Scottsdale, Arizona, which designs, develops and markets connectivity and remote peripheral interface technology and products and is a director of several privately held companies, including OHA Financial, Inc., Trinity Airweighs, LLC and Computerized Healthcare, Inc.

Dallas S. Clement, age 42, has served as a director since April 2001. Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises, Inc. and Cox.

Julia B. North, age 59, has served as a director since October 1997. Ms. North served as our President and Chief Executive Officer from October 1997 until June 1999 and is now retired. Ms. North is a director of Acuity Brands, Inc., a maker of lighting equipment and specialty products, and Community Health Systems, Inc., which is a provider of general hospital healthcare services in non-urban areas of the United States.

Edward S. Redstone, age 78, has served as a director since July 1996. Mr. Redstone has been a private investor since 1994. From 1984 to 1994, he served as Chairman of the Board of Martha’s Vineyard National Bank. Mr. Redstone was a co-founder of National Amusements, which, among other things, is the controlling stockholder of Viacom. Mr. Redstone also founded First Bancorporation.

Adam D. Senter, age 49, has served as a director since January 2005. Mr. Senter began his 19-year career with IBM, which spanned from 1981 to 2000, in sales and marketing, with special emphasis in training, multimedia, and healthcare solutions. Included among his successes are conceiving and implementing a global sales strategy that produced profitable growth in an underperforming segment. Mr. Senter served as the Executive Vice President and Group President at Provant, Inc. from 2000 to 2003, where he reversed a large EBIT loss situation while upgrading organizations, personnel and processes, and sold four businesses while protecting the interests of the stakeholders. Mr. Senter has served as chairman of Keowee Partners LLC, a real estate company in South Carolina, since 2003.

Thomas J. Stallings, age 59, has served as a director since January 2005. Mr. Stallings is currently CEO of Internet Commerce Corporation (NASDAQ:ICCA), a provider of internet-based e-commerce solutions, which he joined in 2003. Mr. Stallings began his 23- year career at the IBM Corporation, which spanned from 1972 to 1995, in sales. He progressed through positions of increasing responsibility. For the last four years of his tenure he was the General Manager for a $500 million PC Direct business unit. In 1995 and 1996 he was an area Vice President with Oracle. For the last seven years he has been involved in the management of venture capital backed technology companies, all of which were successfully sold to larger organizations. He was the President and Chief Operating Officer of CoreHarbor, from October 2002 to June 2003 where his efforts lead to the effective merger between CoreHarbor and USinternetworking Inc. From 1999 to 2002, he served as President and CEO of Cambar Software Inc. and was successful in completing a sale of the company to a private investor group in November 2002. From 1997 to 1999, he served as President and CEO of Analytika, Inc. were he successfully grew this early stage software development firm that was acquired in late 1999 by Dendrite International.

Meetings of the Board of Directors

During 2006, the board of directors met 13 times. Each director, with the exception of Mr. Redstone, attended at least 75% or more of the aggregate number of meetings held by the board of directors and any committees on which such director served.

Committees of the Board of Directors

Our board of directors has standing audit and compensation committees. The board of directors does not have a standing nominating committee, such function being reserved to the full board of directors.

Audit Committee. The audit committee is currently composed of Julia B. North, Adam D. Senter, and Dallas S. Clement. The audit committee met four times during 2006. The audit committee’s principal functions are to recommend the appointment of independent auditors for us, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors’ findings and recommendations. The audit committee reviews and pre-approves all audit and non-audit services performed by our auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the audit committee are independent, as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq Stock Market, Inc. The Board of Directors has determined that Dallas S. Clement is an “audit committee financial expert,” as defined in SEC rules.

Compensation Committee. The compensation committee is currently composed of Larry M. Carr, Adam D. Senter, and Thomas J. Stallings. The compensation committee did not meet during 2006. The compensation committee is responsible for approving and monitoring the compensation arrangements for senior management and other employees.

On January 28, 2007, the compensation committee of the board of directors approved a cash compensation plan for all employees equal to a maximum of 20% of gross revenues, payable on a quarterly basis.

We do not have a nominating committee. The director selection and review are conducted by the entire board of directors. We believe that this is adequate based on the size and make-up of the current board of directors. The members of the board of directors have served as our directors for between two and twelve years. We believe that this group of longstanding directors is capable of evaluating the performance of the current board and the qualifications of proposed director nominees, and of determining the need for additional directors. The board of directors does not have a written charter or formal process governing the nominating process. The board of directors will consider director nominees recommended by shareholders. Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the board, and able to represent the interests of all shareholders and not merely those of any special interest group. Shareholders wishing to suggest candidate(s) for consideration at the next annual meeting should submit their proposals to the Secretary of the Company at 2200 Norcross Parkway Suite 255, Norcross, GA 30071 and include the candidate’s full legal name and complete list of professional qualifications.

No Family Relationships Among Directors and Officers

There are no family relationships between any of our directors and/or executive officers.

Code of Ethics

The Company adopted a code Of ethics for its executive officers in May 2006 and the code of ethics is available on the Company’s website at www.simtrol.com.

EXECUTIVE OFFICERS

Executive officers are appointed by, and hold office at the pleasure of, the Board of Directors. The executive officers of the Company are as follows:

Name	Position Held

Richard W. Egan	President and Chief Executive Officer
Stephen N. Samp	Chief Financial Officer and Secretary

Richard W. Egan, age 41, has served as a director and our Chief Executive Officer since May 2000. Mr. Egan joined us in June 1995 and served as National Account Manager until July 1996 when he became Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed our President.

Stephen N. Samp, age 42, joined us in April 2002 as Chief Financial Officer and Secretary. From February 2001 until March 2002 he served as an independent financial consultant. From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail and Web-based communications systems and software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2006, all officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.

Compensation of Officers

Our executive officers do not have written or unwritten employment agreements and serve at the will of the board of directors. Neither executive officer had a written or unwritten bonus plan during 2006. Each were granted a non-qualified stock option grant to acquire 15,000 shares on August 24, 2006, in accordance with our 2002 Stock Option Plan, with exercise prices equal to the fair value of our common stock on that date and four-year vesting period, with vesting occurring on the anniversary date of the grant at the rate of 25% annually.

The following table provides certain summary information for 2006 concerning compensation paid or accrued by us to or on behalf of our executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Option Awards ($)	Total ($)
Richard Egan - President and Chief Executive Officer	2006	$137,800	$41,719(1)	$179,519

Stephen Samp - Chief Financial Officer	2006	$121,900	$35,494(1)	$157,394

(1)
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

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Egan	125			$55.00	12/29/2007
	1,250			$28.72	6/16/2008
	1,250			$10.00	12/21/2008
	7,500			$4.70	1/4/2010
	7,500			$40.00	12/31/2010
	4,000		1,000(1)	$4.80	5/5/2012
	1,000			$2.00	7/24/2012
	7,500			$2.40	6/5/2013
	33,334		16,666(2)	$2.00	6/20/2014
	12,500		37,500(3)	$0.90	7/20/2015
	12,500		37,500(4)	$0.55	11/7/2015
			15,000(5)	$0.48	8/23/2016
Stephen Samp	2,400		600(6)	$4.80	5/5/2012
	1,000			$2.00	7/24/2012
	3,600			$2.40	6/5/2013
	30,000		15,000(7)	$2.00	6/20/2014
	15,000		30,000(8)	$0.90	7/20/2015
	15,000		30,000(9)	$0.55	11/7/2015
			15,000(10)	$0.48	8/23/2016

(1)	Vesting date of July 6, 2007.
(2)	Vesting date of June 21, 2007.
(3)	Vesting dates of July 21, 2007, July 21, 2008, and July 21, 2009 (12,500 each date).
(4)	Vesting dates of November 8, 2007, November 8, 2008, and November 8, 2009 (12,500 each date).
(5)	Vesting dates of August 24, 2007, August 24, 2008, August 24, 2009, and August 24, 2010 (3,750 each date).
(6)	Vesting date of July 6, 2007.
(7)	Vesting date of June 21, 2007.
(8)	Vesting dates of July 21, 2007, July 21, 2008, and July 21, 2009 (10,000 each date).
(9)	Vesting dates of November 8, 2007, November 8, 2008, and November 8, 2009 (10,000 each date).
(10)	Vesting dates of August 24, 2007, August 24, 2008, August 24, 2009, and August 24, 2010 (3,750 each date).

Director Compensation

We do not presently provide any cash compensation to directors for their services as directors. Each of our non-employee directors receives an automatic grant of options to purchase 15,000 shares of our common stock each year under the terms of our stock option plans. Each director is reimbursed for travel and other expenses incurred in connection with the performance of his or her duties. The board of directors has authorized us to pay fees to the members of our board of directors for their attendance at board and committee meetings, as follows: (i) $1,000 for each board meeting attended in person, (ii) $500 for each board meeting attended by telephone conference, and (iii) $200 for each committee meeting attended in person or by telephone conference. These fees are paid as of the last day of each fiscal quarter, in shares of our common stock, with such shares valued based on the most recent closing trading price of our common stock on the Over-the-Counter Bulletin Board as of the last day of each fiscal quarter.

Additionally, all new non-employee directors receive a one-time grant of an option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of the grant. The options expire, unless previously exercised or terminated, ten years from the date of the grant.

DIRECTOR COMPENSATION DURING 2006
Name	Stock Awards ($)	Option Awards ($)	Total ($)
Larry Carr	$7,500	$147,449(1)	$154,949
Edward Redstone	$500	$147,449(2)	$147,949
Julia North	$6,300	$3,456(3)	$9,756
Dallas Clement	$7,300	$3,456(4)	$10,756
Adam Senter	$8,100	$3,456(5)	$11,556
Thomas Stallings	$6,400	$3,456(6)	$9,856

(1)	Aggregate options of 374,375 shares outstanding at December 31, 2006.
(2)	Aggregate options of 364,875 shares outstanding at December 31, 2006.
(3)	Aggregate options of 55,875 shares outstanding at December 31, 2006.
(4)	Aggregate options of 48,500 shares outstanding at December 31, 2006.
(5)	Aggregate options of 55,000 shares outstanding at December 31, 2006.
(6)	Aggregate options of 55,000 shares outstanding at December 31, 2006.

Stock Option Plans

1991 Stock Option Plan. The 1991 Stock Option Plan as amended by our stockholders, provides for the grant of options to purchase up to an aggregate of 366,206 shares of our common stock. Under the terms of the 1991 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees and to those of our subsidiaries. The right to grant additional options under this plan expired in August 2001. Therefore, no additional grants of options will be made under this plan. At December 31, 2006, options to purchase 45,325 shares of common stock were outstanding under the 1991 Plan.

2002 Stock Option Plan. In June 2002 our shareholders approved the adoption of the 2002 Stock Option Plan for the Company’s and its wholly owned subsidiaries’ officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of our common stock. On April 22, 2004, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 750,000. On November 8, 2005, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 1,250,000. On June 26, 2006, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 2,500,000. On January 28, 2007, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 4,000,000. Under the terms of the 2002 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees, and to those of the Company’s subsidiaries. At December 31, 2006, options to purchase 1,729,700 shares of common stock were outstanding under the 2002 Plan.

Item 11. Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 26, 2007 with respect to ownership of our outstanding common stock by (i) each of our directors and executive officers, (ii) all of our directors and executive officers, as a group and (iii) all persons known to us to own beneficially more than 5% of the outstanding shares of our common stock:

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Outstanding Shares

Larry M. Carr	1,363,504 (2)	20.4%
Julia B. North	74,845 (3)	1.2%
Edward S. Redstone	5,879,424 (4)	52.7%
Richard W. Egan	134,442 (5)	2.2%
Dallas S. Clement	128,332 (6)	2.1%
Adam D. Senter	83,014 (7)	1.4%
Thomas J. Stallings	78,224 (8)	1.3%
Stephen N. Samp	98,100 (9)	1.6%
A. John Knapp, Jr	847,815 (10)	5.8%
Frederick G. Wedell	505,055 (11)	8.0%
W. Cobb Hazelrig	605,055 (12)	9.5%
Glen E. Murer	575,587 (13)	8.9%
Herbert Arnold and Leslie Duke	511,763 (14)	7.7%
Vikas Group, Inc	1,703,944 (15)	22.0%
Hetesh Ranchod	600,000 (16)	9.0%
Rakesh Ranchod	600,000 (17)	9.0%
Triton Business Development Services	544,600 (18)	9.0%
Donald B. Gasgarth	1,351,984 (19)	18.3%
Paul Freischlag, Jr	586,427 (20)	8.9%
Vestal Venture Capital	4,800,000 (21)	44.3%
Marc and Margaret Gorlin	824,000 (22)	12.0%
Oliver M. Cooper III	536,000 (23)	8.2%
Steve Gorlin	540,000 (24)	8.2%
Jarrett Gorlin	520,000 (25)	7.9%
All directors and executive officers as a group (8 persons)	7,823,155	63.9%
_______________________________
* Less than 1% of outstanding shares.
(1)
Except as otherwise indicated, each person named in this table possesses sole voting and investment power with respect to the shares beneficially owned by such person. “Beneficial ownership,” determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, includes shares for which an individual, directly or indirectly, has or shares voting or investment power and also includes options that are exercisable within 60 days.

(2)
Consists of 731,101 shares held directly, 374,000 shares of common stock subject to stock options that are exercisable within 60 days, and 241,736 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 16,667 shares held in the name of OHA Financial, of which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares. Mr. Carr’s business address is 2200 Norcross Parkway, #255, Norcross, Georgia 30071.

(3)	Consists of 19,345 shares held directly and 55,500 options that are exercisable within 60 days.
(4)
Consists of 752,099 shares held directly, 364,500 shares subject to stock options that are exercisable within 60 days, 2,761,762 shares issuable upon the exercise of warrants, 2,000,000 shares issuable subject to conversion of certain convertible preferred stock and 63 shares owned by Mr. Redstone’s spouse. Mr. Redstone’s business address is 222 Merrimack Street, Suite 210, Lowell, MA 01852.

(5)
Consists of 5,775 shares held directly, 10,000 shares issuable upon the exercise of warrants, 10,000 shares issuable subject to conversion of certain convertible preferred stock, and 108,667 options that are exercisable within 60 days.

(6)	Consists of 56,780 shares owned directly, 23,052 shares issuable upon exercise of warrants, and 48,500 shares subject to stock options that are exercisable within 60 days.
(7)	Consists of 28,014 shares held directly and 55,000 options that are exercisable within 60 days.
(8)	Consists of 23,224 shares held directly and 55,000 options that are exercisable within 60 days.
(9)	Consists of 98,100 shares of common stock subject to stock options that are exercisable within 60 days.
(10)
Consists of 146,913 shares owned directly, 295,002 shares of common stock subject to presently exercisable common stock purchase warrants, and 333,336 shares subject to conversion of certain convertible preferred stock. Also includes 28,024 shares owned by Andover Group, Inc., 44,540 shares issuable upon the exercise of warrants that are exercisable within 60 days by Andover Group. Mr. Knapp is Chief Executive Officer and majority shareholder of Andover Group, Inc. Mr. Knapp’s business address is 910 Travis Street, Suite 2205, Houston, TX 77002.

(11)
Consists of 50,000 shares of common stock held directly and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 151,685 common shares and 253,370 shares of common stock subject to presently exercisable common stock purchase warrants held in the name of W&H Investment, of which Mr. Wedell is a principal.

(12)
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

(13)
Consists of 132,294 shares of common stock held directly, 66,668 shares of common stock subject to presently exercisable common stock purchase warrants, and 266,672 shares subject to conversion of certain convertible preferred stock. Also includes 26,613 shares owned by Operation Dogbone, LLC, 16,668 shares issuable upon the exercise of warrants that are exercisable within 60 days by Operation Dogbone, and 66,672 shares issuable subject to conversion of certain convertible preferred stock. Mr. Murer is the majority shareholder of Operation Dogbone, LLC. Operation Dogbone LLC’s business address is 201 Armour Dr. NE, Atlanta, GA 30324.

(14)
Consists of 25,421 shares of common stock held directly, 230,342 shares of common stock subject to presently exercisable common stock purchase warrants, and 256,000 shares subject to conversion of certain convertible preferred stock. The Duke’s business address is 12818 Glen Rd., Potomac, MD 20878.

(15)
Consists of 765,976 shares of common stock subject to presently exercisable common stock purchase warrants and 937,968 shares subject to conversion of certain convertible preferred stock. Vikas Group’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(16)
Consists of 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock. Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(17)
Consists of 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock. Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(18)	Consists of 544,600 shares of common stock held directly. Triton’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.
(19)
Consists of 751,984 shares of common stock subject to presently exercisable common stock purchase warrants and 600,000 shares subject to conversion of certain convertible preferred stock. Mr. Gasgarth’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(20)
Consists of 318,427 shares of common stock subject to presently exercisable common stock purchase warrants and 268,000 shares subject to conversion of certain convertible preferred stock. Mr. Freischlag’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(21)
Consists of 2,400,000 shares of common stock subject to presently exercisable common stock purchase warrants and 2,400,000 shares subject to conversion of certain convertible preferred stock. Vestal Venture Capital’s business address is 6471 Enclave Way, Boca Raton, FL 33496.

(22)
Consists of 412,000 shares of common stock subject to presently exercisable common stock purchase warrants and 412,000 shares subject to conversion of certain convertible preferred stock. The Gorlin’s business address is 950 East Paces Ferry Road, Suite 2860, Atlanta, GA 30326.

(23)
Consists of 268,000 shares of common stock subject to presently exercisable common stock purchase warrants and 268,000 shares subject to conversion of certain convertible preferred stock. Mr. Cooper’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(24)
Consists of 270,000 shares of common stock subject to presently exercisable common stock purchase warrants and 270,000 shares subject to conversion of certain convertible preferred stock. Mr. Gorlin’s business address is 1234 Airport Rd. Suite 105, Destin, FL 32541.

(25)
Consists of 260,000 shares of common stock subject to presently exercisable common stock purchase warrants and 260,000 shares subject to conversion of certain convertible preferred stock. Mr. Gorlin’s business address is 34 Peachtree Street, Suite 1000, Atlanta, GA 30303

Item 12.  Certain Relationships and Related Transactions

On September 30, 2004, two of our directors, Larry Carr and Edward Redstone, each converted their $200,000 convertible notes originated in 2001 and all applicable interest into 96,158 and 96,125 shares of common stock, respectively. At the same time, Messrs. Carr and Redstone were granted warrants to purchase 192,316 and 192,250 shares of common stock at exercise prices of $2.00 per share.

We issued a $37,000 note payable to Mr. Redstone on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, we repaid the note plus the accrued interest of $213.

We issued notes payable of $379,000 to Mr. Redstone during the year ended December 31, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. At December 31, 2006, these notes plus $8,351 of accrued interest were outstanding.

We issued notes payable of $117, 500 to Mr. Redstone during the three months ended March 31, 2007. The debt accrued interest at 12% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. He exchanged all outstanding interest and principal due from the Company (totaling $507,789) under his notes payable for units in the March 16, 2007 private placement. In conjunction with the exchange, we issued Mr. Redstone additional warrants to purchase an aggregate of 507,789 shares of the Company’s common stock at an exercise price of $0.375 per share. The warrants have five-year terms.

ITEM 13. Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company’s Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as “2005 SB-2”), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 2”), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 3”), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as “S-1”); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as “1993 10-K”); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as “1994 10-K”); (vii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as “1998 10-K/A”), (viii) the Company's Form S-8 Registration Statement (File No. 333-18239), (referred to as “Warrant Plan S-8”), (ix) the Company's Form S-8 Registration Statement (File No. 333-18237), (referred to as “Option Plan S-8”), (x) the Company's Registration Statement on Form S-3 amended January 31, 1999 (“1999 S-3”), (xi) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (referred to as “2001 10-Q”), and (xi) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (referred to as “2006 10-KSB”).

Exhibit No.	Description of Exhibit (SEC Commission File number 001-10927)

*3.1	Certificate of Incorporation as amended through March 8, 2007 (2006 10-KSB)

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

*4.1	The Certificate of Incorporation of the Registrant, as amended through March 8, 2007 (filed herewith as Exhibit 3.1)

*4.2	The Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	1995 Performance Warrant Plan (Warrant Plan S-8, Exhibit 4.1)

*10.5	1994 Employee Stock Purchase Plan (1994 10-K)

*10.6	License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

*10.7	First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q, Exhibit 10.2)

*10.8	ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27, 2001 (2001 10-Q, Exhibit 10.1)

*10.9	Triton Business Development Services Engagement Agreement dated January 31, 2007 ( 2006 10-KSB)

*21.1	Subsidiaries of the Company (filed with original Form 10-KSB)

*23.1	Consent of Marcum & Kliegman LLP (filed with original Form 10-KSB)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, of the Chief Financial Officer

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.1	Independent Registered Public Accounting Firm's Report and Financial Statements (filed with original Form 10-KSB)Previously filed

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company has engaged Marcum & Kliegman LLP as the Company’s independent accountants to review and audit the Company’s financial statements for the fiscal year ending December 31, 2007.

Audit Fees. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and the review of the financial statements included in the Company’s Forms 10-QSB for 2006 was $80,500. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2005 and the review of the financial statements included in the Company’s Forms 10-QSB for 2005 was $71,000.

Audit-Related Fees. There were no fees charged during 2006 and 2005 for audit-related services.

Tax Fees. No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum & Kliegman LLP during 2006 or 2005.

All Other Fees. No other fees were paid to Marcum & Kliegman LLP during 2006. During 2005, Marcum & Kliegman LLP billed the Company $12,500 for services performed in conjunction with the SEC Form SB-2 filed by the company in September 2005.

All fees paid to Marcum & Kliegman LLP were, and will continue to be, approved by the audit committee in accordance with our audit committee charter prior to commencement of work.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMTROL, INC.

By:	/s/ Richard W. Egan
Date: May 2, 2007	Richard W. Egan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

Signature	Title	Date

/s/ Larry M. Carr	Chairman of the Board	May 2, 2007
Larry M. Carr

/s/ Richard W. Egan	Chief Executive Officer	May 2, 2007
Richard W. Egan

/s/ Stephen N. Samp	Chief Financial Officer (Principal Financial and	May 2, 2007
Stephen N. Samp	Accounting Officer)

/s/ Dallas S. Clement	Director	May 2, 2007
Dallas S. Clement

/s/ Julia B. North	Director	May 2, 2007
Julia B. North

/s/ Edward S. Redstone	Director	May 2, 2007
Edward S. Redstone

/s/ Adam D. Senter	Director	May 2, 2007
Adam D. Senter

/s/ Thomas J. Stallings	Director	May 2, 2007
Thomas J. Stallings