Form 10QSB
period 2007-03-31
SIMTROL  INC
filed 2007-05-30
CIK 846775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-QSB
_______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-10927

SIMTROL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2028246
(State of	(I.R.S. Employer
incorporation)	Identification No.)

2200 Norcross Parkway, Suite 255
Norcross, Georgia 30071	(770) 242-7566
(Address of principal executive offices)	(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 24, 2007, the issuer had 6,234,857 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-QSB
Three Months Ended March 31, 2007

Index

			Page

PART I.	FINANCIAL INFORMATION

	Item 1	Financial Statements (Unaudited):

		Condensed Consolidated Balance Sheet as of
		March 31, 2007	3

		Condensed Consolidated Statements of Operations for the
		Three Months Ended March 31, 2007 and 2006	4

		Condensed Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 2007 and 2006	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis
		or Plan of Operations	14

	Item 3	Controls and Procedures	17

PART II.

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 6	Exhibits	18

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$2,583,511
Accounts receivable, net	66,109
Prepaid expenses and other assets	14,708
Total current assets	2,664,328

Long-term assets:
Property and equipment, net	19,812
Right to license intellectual property	126,286
Customer list	30,000
Total assets	$2,840,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$178,630
Accrued expenses	105,255
Notes payable	13,886
Shares to be issued	26,000
Total current liabilities	323,771

Shares to be issued, less current portion	52,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
770,000 shares of Series A Convertible Preferred Stock designated; 761,332 outstanding; liquidation value $2,283,996;
4,700 shares of Series B Convertible Preferred Stock designated and issued; liquidation value of $3,525,000	191
Common stock, 40,000,000 shares authorized;
$.001 par value; 5,701,186 issued and outstanding	5,701
Additional paid-in capital	70,322,585
Accumulated deficit	(67,863,822)
Total stockholders' equity	2,464,655
Total liabilities and stockholders’ equity	$2,840,426

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Revenues:
Software licenses	$14,224	$22,310
Service	20,000	17,698
Total revenues	34,224	40,008
Cost of revenues
Software licenses	372	-
Total cost of revenues	372	-
Gross profit	33,852	40,008

Operating expenses:
Selling, general, and administrative	678,561	326,595
Research and development	123,671	123,372
Total operating expenses	802,232	449,967

Loss from operations	(768,380)	(409,959)

Other income/(expense)
Sale of intellectual property	-	250,000
Finance expense on conversion of notes payable	(772,655)	-
Interest expense	(5,246)	-
Other income	-	171
Total other income/(expense)	(777,901)	250,171

Net loss	(1,546,281)	$(159,788)
Dividend on covenant default of convertible preferred stock	-	(269,266)
Deemed preferred dividend	(939,118)	-
Net loss attributable to common shareholders	$(2,485,399)	$(429,054)

Net loss per common share:
Basic and Diluted	$(0.47)	$(0.11)
Weighted average shares outstanding
Basic and diluted	5,292,225	3,863,292

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net cash used in operating activities	$(550,713)	$(390,911)

CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(5,370)	-
Proceeds from sale of intellectual property	-	250,000
Net cash from/(used in) investing activities	(5,370)	250,000

CASH FLOWS FROM/(USED IN) FINANCING ACTIVITIES:
Deposit returned from cancelled offering	-	(12,000)
Proceeds from notes payable issuance	331,000	-
Net proceeds from stock issuances	2,808,594	-
Net cash from (used in) financing activities	3,139,594	(12,000)

Increase/(decrease) in cash and cash equivalents	2,583,511	(152,911)
Cash and cash equivalents, beginning of the period	-	297,751
Cash and cash equivalents, end of the period	$2,583,511	$144,840

Supplemental schedule of non-cash investing and financing activities:

Issuance of common stock to board members	$3,700	$10,100
Dividend payable on covenant default of convertible preferred stock	$-	$269,266
Issuance of common stock for services	$204,157	$-
Issuance of Series A Preferred Stock as dividend payment on covenant default	$768,766	$-
Issuance of warrants as dividend payment on covenant default	$403,097	$-
Exchange of notes payable for Series B Preferred stock	$710,200	$-
Issuance of warrants in conversion of notes payable to preferred stock	$772,655	$-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2007 and for all periods presented.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2006 and for each of the two years ended December 31, 2006 and 2005, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Note 2 - Going Concern Uncertainty

As of March 31, 2007, the Company had cash and cash equivalents $2,583,511. Since inception, the Company has not achieved a sufficient level of revenue to support its business and has incurred recurring losses from operations, and has an accumulated deficit of $67.9 million as of March 31, 2007. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOERTM, OnGuard, and CuriaxTM product lines. On March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. See Note 5. The Company intends to use the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors including one member of the Board of Directors during the three months ended March 31, 2007. At March 31, 2007, $13,500 of these notes plus $386 of accrued interest were outstanding (see Note 5). $696,500 of the notes originated in 2006 and during the three months ended March 31, 2007 and all applicable accrued interest were exchanged in the convertible preferred stock offering above.

On February 15, 2006, the Company sold various patents (see Note 7). On February 15, 2006, the Company also formed a joint venture, named Justice Digital Solutions, LLC (“JDS”), with Integrated Digital Systems, LLC (“IDS”), an integrator based in Livonia, Michigan, to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. On November 28, 2006, the Company purchased the 50% of the joint venture owned by IDS (See Note 8). There can be no assurance that the Company will be successful in its attempts to develop and deploy its ONGOER and OnGuard product lines, or that JDS will be successful in its attempts to sell its judicial arraignment software, to generate positive cash flows or raise sufficient capital essential to its survival.  To the extent that the Company is unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if the Company does raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows.

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

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share”, requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted earnings per share because their effects would be anti-dilutive.

	March 31, 2007	March 31, 2006
Options	3,371,400	1,034,450
Warrants	17,130,936	4,937,880
Convertible Preferred Stock	12,445,328	1,538,664
Total	32,947,664	7,510,994

Accordingly, basic and diluted earnings per share are identical.

Stock Based Compensation

On January 28, 2007, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved an amendment to the Company's 2002 Stock Option Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan to 4,000,000 shares from the previously authorized amount of 2,500,000 shares. Option awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of the grant in accordance with the Plan. The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees.

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $70,349 during the three months ended March 31, 2007. Of this total, $17,164 was classified as research and development expense and $53,186 was classified as selling, general, and administrative expense. Stock compensation expense under FAS 123R was $58,099 during the three months ended March 31, 2006. Of this total, $12,223 was classified as research and development expense and $45,876 was classified as selling, general, and administrative expense.

Pro forma Information

There were no options issued during the three months ended March 31, 2006. The fair value for options to purchase 1,600,000 shares issued during the three months ended March 31, 2007 were estimated at the date of grant using a Black-Scholes option-pricing model to be $618,262, with the following assumptions.

Assumptions

Risk-free rate	4.92%
Annual rate of dividends	0
Volatility	142%

Average life	5 years

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

A summary of option activity under the company’s 1991 Stock Option and the Plan as of March 31, 2007 and changes during the three months then ended are presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Term
Outstanding January 1, 2007	1,775,025	$1.40
Granted	1,600,000	$0.46
Exercised	-	$-
Terminated	(3,625)	$3.72
Outstanding at March 31, 2007	3,371,400	$0.96	7.8
Exercisable at March 31, 2007	1,227,720	$1.69	5.0

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $0.39. No options were exercised during the three months ended March 31, 2007.

As of March 31, 2007, there was $793,423 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 3.0 years.

At March 31, 2007, 672,800 options remain available for grant under the Plan.

New Accounting Pronouncements

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

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2007 and 2006: its PC-based software products, ONGOER, OnGuard, and CuriaxTM and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of March 31, 2007, there were $0 of deferred revenues as all maintenance contracts on the Company’s older Omega products have terminated.

Note 4 - Income Taxes

The Company has not currently filed its federal and state tax returns for the years ended December 31, 2004, 2005, and 2006, respectively. The Company has paid all state fees associated with the years and does not anticipate having any additional liability as the Company incurred losses during the years ended December 31, 2004, 2005, and 2006, respectively.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

In many cases the Company’s tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of March 31, 2007 no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $18.9 million as of March 31, 2007, primarily relating to net operating loss carry forwards of approximately $49.2 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits therefore, a valuation allowance of $18.9 million was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 - Stockholders’ Equity

On February 22, 2006, two holders of Series A Preferred Stock of the Company elected to convert an aggregate of 65,334 shares of Series A Preferred Stock to common stock of the Company, pursuant to the conversion terms of the Series A Preferred Stock. On February 22, 2006, the Company issued an aggregate of 261,336 shares of its common stock to the two stockholders upon the surrender of their Series A Preferred Stock for conversion.

During the three months ended March 31, 2007, the Company issued 1,937 shares of common stock valued at $3,700 to members of the Board of Directors for attendance at meetings. This amount was recorded as selling, general, and administrative expense. During the three months ended March 31, 2006, the Company issued 15,290 shares of common stock valued at $10,100 to members of the Board of Directors for attendance at meetings. This amount was recorded as selling, general, and administrative expense.

On January 31, 2007, the Company granted options to purchase 1,400,000 shares of stock to employees. The options have a three-year vesting period and were granted at an exercise price greater than the fair value of the Company’s common stock on that date. On March 15, 2007, the Company granted options to purchase 200,000 shares of stock to an employee. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

On January 31, 2007, the Company issued 480,000 shares of its common stock to Triton Business Development Services (“Triton”), an Atlanta-bases provider of critical business planning, resource, and development services, in conjunction with an agreement dated October 18, 2006.

On February 1, 2007, the Company signed an advisory services agreement (the "Agreement") with Triton. As a part of the Agreement, Triton will provide the Company with financial and strategic planning services that include capital formation, structure and funding strategies, investor relations consultation, human resources assessment and development, and an organizational review of the Company’s processes, practices, and procedures. The term of the Agreement is 24 months.

Triton’s compensation will consist of cash and restricted shares of the Company's common stock over the term of the Agreement. A monthly cash retainer of $10,000 will be paid by the Company. Additionally, 640,000 shares of common stock will be deposited to a restricted account. The 640,000 shares of the Company's common stock will be earned ratably over the 24-month term of the Agreement by Triton. On January 31, 2007, February 28, 2007, and March 31, 2007, the Company issued 11,200, 26,700, and 26,700 restricted shares of common stock, respectively, pursuant to the Agreement.

The offer and sale of the shares issued in connection with the Agreement were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, the Company did not conduct any general solicitation or advertising, and the Company complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

On January 30, 2007, the Company received a notice of effectiveness from the State of Delaware regarding the Certificate of Amendment of Certificate of Incorporation of the Company (the "Amendment"), which modified the rights of the holders of the Company's Series A Convertible Preferred Stock. The Amendment provides for, among other things: (i) each holder of the Company's Series A Convertible Preferred Stock to receive one additional share of Series A Convertible Preferred Stock for each share owned; (ii) the addition of an 8% face value noncumulative coupon, payable semi-annually in cash or common stock of the Company; (iii) pre-emptive rights for holders of the Company's Series A Convertible Preferred Stock; (iv) the addition of a redemption feature whereby the Series A Convertible Preferred Stock is callable at $3.75 per share at the option of the Company; (v) the addition of a mandatory conversion feature whereby the Series A Convertible Preferred Stock is automatically converted to common stock of the Company in the event that the bid price of the Company's common stock closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume of the Company's common stock is equal to or greater than $150,000; and (vi) the amendment of the provision requiring unanimous approval for an increase in the number of shares designated as Series A Convertible Preferred Stock to require a majority approval for an increase in the number of shares designated as Series A Convertible Preferred Stock. The Amendment also eliminated the working capital test that previously occurred at quarter end per the previous Series A Convertible Preferred Stock terms and increased the authorized number of Series A Convertible Preferred shares from the previous 450,000 to 770,000.

In accordance with the receipt of a notice of effectiveness from the State of Delaware regarding the Certificate of Amendment of Certificate of Incorporation of the Company, which modified the rights of the holders of the Company's Series A Convertible Preferred Stock, the Company issued 384,666 shares of Series A Convertible Preferred stock on January 31, 2007 to the existing Series A Convertible Preferred stockholders. Each stockholder also received warrants to purchase two shares of common stock for each share of Series A Convertible Preferred Stock issued on January 31, 2007 at an exercise price of $0.375 per share. This issue of Series A Preferred stock and warrants to puchase common stock settled the liability for dividend payable on default of convertible preferred stock of $1,171,863. On January 31, 2007, in accordance with the anti-dilution provisions of certain warrants to purchase 388,000 shares of common stock that were issued during 2004, thirteen warrant holders had the exercise prices of the warrants adjusted from $2.00 per share to $0.375 per share and warrants to purchase an additional 1,681,333 shares of common stock were issued. On January 31, 2007, in accordance with the anti-dilution provisions of certain warrants to purchase 2,145,444 shares of common stock that were issued during 2005, warrant holders having the right to purchase 345,444 shares of stock had their exercise prices of the warrants adjusted from $0.75 per share to $0.375 per share, warrant holders having the right to purchase 900,000 shares of stock had their exercise prices of the warrants adjusted from $1.25 per share to $0.375 per share, and warrant holders having the right to purchase 900,000 shares of stock had their exercise prices of the warrants adjusted from $1.00 per share to $0.375 per share. The expiration dates of the 2004 and 2005 warrants were not changed.

On February 20, 2007, the Certificate of Designation establishing the terms of a Series B Preferred Stock was filed. Certain terms of the Series B Preferred Stock are as follows:

•	The Series B Preferred Stock stated value is $750.00 and each share converts into common stock at the conversion price of $0.375 at any time and without limitation.

•
Without approval of a majority of the Series B Preferred Stock Holders, the Company shall not incur debt (other than debt collateralized by accounts receivable of the Company) in excess of an aggregate of $1.5 million outside of trade debt in the normal course of business. The terms of such debt shall not encumber any copyrights, marketing materials, software code or any other proprietary technology, software or product processes, patents or patent licenses.

•
The Series B Preferred Stock will pay a 12% (based on stated value) noncumulative coupon, payable semi-annually (June 30, December 31) in cash or common stock (common stock value deemed $0.375 for purpose of dividend payment if closing price of common stock on payment date is less than $0.375).

•
If the Company has a current registration statement on file covering those common shares represented by Series B Preferred Stock and the Company’s common stock bid price closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume of the common stock is equal to or greater than $150,000, then Series B Preferred Stock will automatically convert to common at $0.375 per common share.

•
Series B Preferred Stock Holders receive pre-emptive right to participate in subsequent equity rounds at the same pro rata percentage of ownership they currently own in Company on an as-converted basis today.

•	Series B Preferred Stock callable at $1,875 per share at option of Company.

•	A total of 4,700 shares of Series B Preferred Stock were designated.

•
In the event that the registration statement to be filed by the Company is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the date of the sale of the Securities or five (5) days of clearance by the SEC to request effectiveness, then the Company will pay the investor (pro rated on a daily basis), as partial compensation for such failure and not as a penalty, one and one-half percent (1.5%) of the purchase price of the registrable securities purchased from the Company and held by the investor for each month (or portion thereof) until such registration statement has been filed or declared effective.  Such compensatory payments shall be made to the investor in cash, within five (5) calendar days of demand.

On March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. In connection with the issuance of the securities above, a deemed dividend of $939,118 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series B Preferred Stock.

Three note holders, including one member of the Board of Directors, converted $696,500 principal and $13,700 interest due from the Company (totaling $710,200) under their notes payable for units in the private placement. In conjunction with the exchange, the Company issued the holders additional warrants to purchase an aggregate of 710,200 shares of the Company’s common stock at an exercise price of $0.375 per share. The warrants have five-year terms. The Company recorded a finance expense of $772,655 to recognize the fair value of the warrants granted to the noteholders as an inducement to convert notes payable to equity. See Note 9.

The Company filed a resale registration statement on Form SB-2 on May 14, 2007 to register the common stock underlying the Series B Convertible Preferred Stock, the common stock underlying the warrants issued in conjunction with the exchange of the notes payable, and the common stock underlying the warrants in the private placement.

On March 16, 2007, one stockholder converted 8,000 shares of the Company’s Series A Convertible Preferred Stock to 32,000 shares of the Company’s common stock.

On March 21, 2007, one warrant holder exercised warrants allowing the purchase of 130,668 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 87,685 share of its common stock on that date.

On March 30, 2007, two warrant holders exercised warrants allowing the purchase of 128,000 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 104,960 share of its common stock on that date.

Note 6- Major Customers

Revenue from three customers comprised 100% of consolidated revenues for the three months ended March 31, 2007. At March 31, 2007, related accounts receivable of $27,109 from these customers comprised 41% of consolidated receivables.

Revenue from four customers comprised approximately $33,756 (84%) of consolidated revenues for the three months ended March 31, 2006.

Note 7 - Sale of Intellectual Property

On February 15, 2006, the Company and Acacia Research Corporation (“Acacia”) entered into an agreement pursuant to which the Company sold to Acacia U.S. Patent No(s). 5515099, 5526037, 5528289, 5568183, 5583565, and 55998209 (the “Patents”). The Patents relate primarily to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

Under the terms of the agreement, the Company received an initial payment of $250,000 in March 2006 and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to recoup the initial payment fully prior to making any royalty payments to the Company. This amount was recorded as other income during the three months ended March 31, 2006.

Note 8 - Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount will be amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software (through October 2015-see Note 2). Amortization during the three months ended March 31, 2007 totaled $3,714.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS. The $40,000 will be amortized on a straight-line basis through December 31, 2007. Amortization during the three months ended March 31, 2007 totaled $10,000.

Note 9 - Related Person Transaction

In order to fund its operations, the Company issued additional notes payable to one member of the Board of Directors during the three months ended March 31, 2007 totaling $117,500. The debt accrues interest at 12%, the notes are due on demand, and are uncollateralized. As of March 16, 2007, the member of the Board of Directors had a total of $510,000 notes payable outstanding and he exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement. See Note 5. The remaining balance of $13,500 and accrued interest totaling $386 was outstanding at March 31, 2007. See Note 5.

Note 10 - Subsequent Events

On May 15, 2007, one warrant holder exercised warrants for 32,000 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 22,551 shares of its common stock on that date.

On May 2, 2007, two warrant holders exercised warrants for 186,736 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holders 147,832 shares of its common stock on that date.

On April 26, 2007, one warrant holder exercised warrants for 75,668 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 59,904 shares of its common stock on that date.

On April 24, 2007, one warrant holder exercised warrants for 32,000 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 25,617 shares of its common stock on that date.

On April 17, 2007, one stockholder converted 8,334 shares of the Company’s Series A Convertible Preferred Stock to 33,336 shares of the Company’s common stock.

On April 17, 2007, three warrant holders exercised warrants for 198,668 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holders 158,613 shares of its common stock on that date.

On April 9, 2007, two stockholders converted 8,334 shares of the Company’s Series A Convertible Preferred Stock to 33,336 shares of the Company’s common stock.

On April 2, 2007, one warrant holder exercised warrants allowing the purchase of 32,000 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 25,782 shares of its common stock on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2006 should be read in conjunction with this discussion and our consolidated financial statements.

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

FINANCIAL CONDITION

During the three months ended March 31, 2007, total assets increased approximately 893% to $2,840,426 from $285,908 at December 31, 2006. The increase in assets was primarily due to the proceeds from issuance of our Series B convertible preferred stock on March 16, 2007 in a private placement (see Note 5 to the unaudited condensed consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities decreased $1,637,019 or 83%, due primarily to the payment of the dividend payable on the covenant default of the Company’s Series A convertible preferred stock of $1,171,863 as well as the exchange of notes payable into the offering ($387,351 principal and interest outstanding at December 31, 2006). See note 5 to the unaudited condensed consolidated financial statements.

See note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Revenues

Revenues were $34,224 and $40,008 for the three months ended March 31, 2007 and 2006, respectively. The 14% decrease for the three months ended March 31, 2007 was primarily due to decreased software revenues.

Cost of Revenues and Gross Profit

Cost of revenues increased $372, or 100%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Gross margins were approximately 99% and 100% for the three months ended March 31, 2007 and 2006, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $678,561 and $326,595 for the three months ended March 31, 2007 and 2006, respectively. The increase in the expenses for three-month period ended March 31, 2007 resulted primarily from increased headcount as we hired additional personnel after March 31, 2006, and professional fees related to the hiring of Triton Business Development Services and the payments made to them in cash and common stock (see Note 5 to the unaudited condensed consolidated financial statements). Total expense recorded during the three months ended March 31, 2006 for common stock payments made to Triton per the terms of the consulting agreements were $204,157.

Stock compensation expense under FAS 123R was $70,349 during the three months ended March 31, 2007. Of this total, $70,349 was classified as selling, general, and administrative expense. During the three months ended March 31, 2006 stock-based compensation of $35,776 was included in selling, general, and administrative expenses to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs were $123,671 and $123,372 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, we did not capitalize any software development costs related to new products under development.

During the three months ended March 31, 2007, stock-based compensation of $17,194 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

During the three months ended March 31, 2006, stock-based compensation of $12,223 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other (Income)/Expense, Primarily Finance Charges

Other expense of $777,901 for the three months ended March 31, 2007 consisted of the value of the warrants recorded for the warrants to purchase 710,200 granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, and accrued interest on the notes payable originated by the Company during 2006 and 2007 to fund operations. See Note 5 and Note 9 to the unaudited condensed consolidated financial statements.

Other income of $250,171 for the three months ended March 31, 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology. See Note 7 to the unaudited condensed consolidated financial statements.

Net Loss

Net loss for the three months ended March 31, 2007 was $1,546,281 compared to a net loss of $159,788 for the three months ended March 31, 2006. The greater loss during the current period was due primarily to the $204,157 recorded for share based payments for consulting services, $772,655 recorded for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock, and to the $250,000 received from the licensing of our patent portfolio related to our older videoconferencing technology during the three months ended March 31, 2006. See Note 7 to the unaudited condensed consolidated financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

General

Due to recurring losses from operations, an accumulated deficit, negative working capital and the Company’s inability to date to obtain sufficient financing to support current and anticipated levels of operations, the Company’s independent registered public accountant’s audit opinion states that these matters have raised substantial doubt about the Company’s ability to continue as a going concern for the year ended December 31, 2006. As of March 31, 2007, the Company had cash of $2,853,511. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOERTM, OnGuard, and CuriaxTM product lines. On March 16, 2007 the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. See Note 5 to the unaudited condensed consolidated financial statements. The Company intends to use the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors including one member of the Board of Directors during the three months ended March 31, 2007. At March 31, 2007, $13,500 of these notes plus $386 of accrued interest were outstanding (see Note 9 to the unaudited condensed consolidated financial statements). $696,500 of the notes originated in 2006 and in the three months ended March 31, 2007 were exchanged in the convertible preferred stock offering described above.

The Company used $550,713 in cash from operating activities in the three months ended March 31, 2007 due primarily to the Company’s net loss during the period of $1,546,281. The Company used $390,911 in cash from operating activities in the three months ended March 31, 2006 primarily due to the Company’s loss of $159,788. The increase in cash used during the current period was due mainly to the hiring of additional personnel after March 31, 2006 as well as consulting services purchased from Triton Business Development Services. Cash received from financing activities included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as the Series B convertible preferred private placement that the Company closed on March 16, 2007. See Note 9 to the Company’s unaudited condensed consolidated financial statements. Cash used in financing activities in the three months ended March 31, 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. The Company received $250,000 from investing activities during the three months ended March 31, 2006 for the sale of the Company’s patent technology related to the Company’s former videoconferencing business. See Note 7 to the unaudited condensed consolidated financial statements.

The Company may require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If the Company is unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through March 31, 2007.

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

The Company expects to spend less than $100,000 for capital expenditures in the remainder of fiscal 2007.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission (”the SEC”) filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

In connection with its audit of our consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005, Marcum & Kliegman LLP advised our management and Audit Committee of the Board of Directors that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was inadequate segregation of duties within our accounting function. The Company initially failed to properly record the beneficial conversion feature associated with the Series B Convertible Preferred Stock offering, and the financing expense for the conversion of notes payable for Series B Convertible Preferred Stock and correction of the financial recording for the transactions caused this filing to be delinquent.

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

There was no change in internal control during the three months ending March 31, 2007.

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 1”) or (ii) ) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (referred to as “2006 10-KSB”).

Exhibit No.	Description

3.1*	Certificate of Incorporation as amended through March 8, 2007 (2006 10-KSB)

3.2*	Amended Bylaws of the Company as presently in use (S-18 No. 1, Exhibit 3.2)

10.9*	Triton Business Development Services Engagement Agreement dated January 31, 2007 (2006 10-KSB)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: May 29, 2007	/s/ Richard W. Egan
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