Form 10QSB
period 2007-06-30
SIMTROL  INC
filed 2007-08-13
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES ☐                     NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 11, 2007, the issuer had 6,594,707 shares of common stock, $0.001 par value, outstanding

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-QSB
Quarter Ended June 30, 2007

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet as of June 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis or Plan of Operation	15

	Item 3. Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 6. Exhibits	20

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30,
ASSETS	2007
Current assets:
Cash and cash equivalents	$1,942,820
Accounts receivable, net	49,039
Prepaid expenses and other assets	9,242
Total current assets	2,001,101

Long-term assets:
Property and equipment, net	60,200
Right to license intellectual property	122,571
Customer list	20,000
Total assets	$2,203,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$208,027
Accrued expenses	103,145
Shares to be issued	26,000
Total Current Liabilities	337,172

Shares to be issued, less current portion	52,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;770,000 shares of Series A Convertible Preferred Stock designated; 744,664 outstanding; liquidation value of $2,283,996;4,700 shares of Series B Convertible Preferred Stock designated and issued; liquidation value of $3,525,000	187
Common stock, authorized 40,000,000 shares of $.001 par value; 6,498,940 issued and outstanding	6,499
Additional paid-in capital	70,854,475
Accumulated deficit	(69,046,461)
Total stockholders’ equity	1,814,700
Total liabilities and stockholders’ equity	$2,203,872
See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues:
Software licenses	$21,900	$29,880	$36,124	$52,190
Service	20,000	5,176	40,000	22,874
Total revenues	41,900	35,056	76,124	75,064
Cost of revenues:
Software licenses	-	-	-	-
Service	570	1,867	942	1,867
Total cost of revenues	570	1,867	942	1,867
Gross profit	41,330	33,189	75,182	73,197

Operating expenses:
Selling, general, and administrative	755,651	605,603	1,434,212	932,198
Research and development	180,828	119,069	304,499	242,441
Total operating expenses	936,479	724,672	1,738,711	1,174,639

Loss from Operations	(895,149)	(691,483)	(1,663,529)	(1,101,442)

Other income/(expenses)
Sale of intellectual property	-	-	-	250,000
Finance expense on conversion of notes payable	-	-	(772,655)	-
Other income/(expense)	13,574	(473)	8,328	(301)
Total other income/(expenses)	13,574	(473)	(764,327)	249,699

Net Loss	(881,575)	(691,956)	(2,427,856)	(851,743)

Deemed preferred dividend	-	-	939,118	-
Dividend on covenant default of convertible preferred stock	-	298,300	-	567,566
Net loss attributable to common stockholders	$(881,575)	$(990,256)	$(3,366,974)	$(1,419,309)

Net loss per common share, basic and diluted:
Basic and diluted	$(0.14)	$(0.22)	$(0.59)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	6,121,893	3,723,026	5,709,351	3,958,047

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(1,131,980)	$(664,944)

CASH FLOWS (USED IN)/PROVIDED BY INVESTING ACTIVITIES:
Purchases of equipment	(50,508)	-
Deposit returned from cancelled offering	-	(12,000)
Proceeds from sale of intellectual property	-	250,000
Net cash (used in)/provided by investing activities	(50,508)	238,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock option exercises	-	250,000
Proceeds from note payable issuance	331,000	37,000
Repayment of note payable	(14,286)	(37,000)
Net proceeds from stock issuances	2,808,594	-
Net cash provided by financing activities	3,125,308	250,000

Increase/(decrease) in cash	1,942,820	(176,944)
Cash, beginning of the period	-	297,751
Cash, end of the period	$1,942,820	$120,807
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A Preferred stock as dividend payment on covenant default	$768,766	$-
Issuance of warrants as dividend payment on covenant default	$403,097	$-
Issuance of common stock to board members	$9,700	$20,900
Dividend payable on covenant default of convertible preferred stock	$-	$567,566
Common stock issued for services	$327,244	$-
Issuance of stock options to Board members	$-	$308,721
Exchange of notes payable for Series B Preferred stock	$710,200	$-
Issuance of warrants in conversion of notes payable to preferred stock	$772,655	$-
Common stock dividend paid	$300,936	$-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control systems and videoconferencing products that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of June 30, 2007, and the condensed consolidated results of operations, and cash flows for all periods presented.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Going Concern Uncertainty

As of June 30, 2007, the Company had cash and cash equivalents $1,942,820. Since inception, the Company has not achieved a sufficient level of revenue to support its business and has incurred recurring losses from operations, and has an accumulated deficit of approximately $69.0 million as of June 30, 2007. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOER®, OnGuard, and CuriaxTM product lines. On March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. See Note 5. The Company intends to use the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors, including one member of the Board of Directors during the six months ended June 30, 2007. Principal of $13,500 on these notes and all applicable accrued interest were repaid to the member of the Board of Directors in June 2007. Notes for $696,500 (representing $379,000 of notes originated during 2006 and the $317,500 of notes originated in the six months ended June 30, 2007) and $13,700 of accrued interest on the notes were exchanged in the convertible preferred stock offering above.

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

	June 30, 2007	June 30, 2006
Options	3,595,900	1,689,175
Warrants	16,531,774	4,938,737
Convertible preferred stock	12,378,656	1,800,000
Total	32,506,330	8,427,912

Accordingly, basic and diluted loss per share are identical.

Stock Based Compensation

On January 28, 2007, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved an amendment to the Company's 2002 Equity Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan to 4,000,000 shares from the previously authorized amount of 2,500,000 shares. Option awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of the grant in accordance with the Plan. The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees.

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $108,661 and $364,628 during the three months ended June 30, 2007 and 2006, respectively. Of these totals, $27,972 and $10,632 were classified as research and development expense and $80,689 and $353,996 were classified as selling, general, and administrative expense during 2007 and 2006, respectively. Stock compensation expense under FAS 123R was $179,010 and $422,728 during the six months ended June 30, 2007 and 2006, respectively. Of these totals $45,136 and $22,855 were classified as research and development expense and $133,874 and $399,873 were classified as selling, general, and administrative expensed during 2007 and 2006, respectively.

Pro forma Information

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility. The fair values for options issued during the six months ended June 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option-pricing model to be $972,354 and $308,721, respectively, with the following weighted-average assumptions:

Assumptions	2007	2006

Risk-free rate	4.92%	5.21%
Annual rate of dividends	0	0
Volatility	145%	92%

Average life	5.0 years	2.7 years

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

A summary of option activity under the Company’s 1991 Stock Option and the Plan as of June 30, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Term
Outstanding January 1, 2007	1,775,025	$1.40
Granted	1,825,000	$0.61
Exercised	-	$-
Terminated	(4,125)	$5.70
Outstanding at June 30, 2007	3,595,900	$1.00	7.7
Exercisable at June 30, 2007	1,285,900	$1.70	4.9

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $0.48. No options were exercised during the six months ended June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $106,007.

As of June 30, 2007, there was $690,763 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the six months ended June 30, 2006 was $93,106.

At June 30, 2007, 447,800 options remain available for grant under the Plan.

New Accounting Pronouncements

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

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2007 and 2006: its PC-based software products, ONGOER, OnGuard, and CuriaxTM and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of June 30, 2007, there were $0 of deferred revenues as all maintenance contracts on the Company’s older Omega products have terminated.

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

The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of June 30, 2007 no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $19.2 million as of June 30, 2007, primarily relating to net operating loss carry forwards of approximately $49.8 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits therefore, a valuation allowance of $19.2 million was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

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

On June 26, 2006, the non-employee directors of Simtrol approved an amendment to the Company’s 2002 Equity Incentive Plan to increase the authorized common stock available for the Plan to 2,500,000 shares from the previously authorized amount of 1,250,000.

In June 2006, two directors of the Company exercised 625,000 stock options for total proceeds to the Company of $250,000.

During the six months ended June 30, 2007, the Company issued 5,831 shares of common stock valued at $9,700 to members of the Board of Directors for attendance at meetings. These amounts were recorded as selling, general, and administrative expenses. During the six months ended June 30, 2006, the Company issued 37,792 shares of stock valued at $20,900 to Board Members for attendance at meetings. These amounts were recorded as selling, general, and administrative expense.

On January 31, 2007, the Company granted options to purchase 1,400,000 shares of stock to employees. The options have a three-year vesting period and were granted at an exercise price greater than the fair value of the Company’s common stock on that date. On March 15, 2007, the Company granted options to purchase 200,000 shares of stock to an employee. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date. On April 10, 2007, May 30, 2007, and June 25, 2007, three employees were earch granted options to purchase 75,000 shares of stock. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

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

Triton’s compensation will consist of cash and restricted shares of the Company's common stock over the term of the Agreement. A monthly cash retainer of $10,000 will be paid by the Company. Additionally, 640,000 shares of common stock will be deposited to a restricted account. The 640,000 shares of the Company's common stock will be earned ratably over the 24-month term of the Agreement by Triton. The Company issued restricted shares of common stock pursuant to the Agreement as follows:

Date	Number of shares
January 31, 2007	11,200
February 28, 2007	26,700
March 31, 2007	26,700
April 30, 2007	26,700
May 31, 2007	26,700
June 30, 2007	26,700

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

On January 30, 2007, the Company received a notice of effectiveness from the State of Delaware regarding the Certificate of Amendment of Certificate of Incorporation of the Company (the "Amendment"), which modified the rights of the holders of the Company's Series A Convertible Preferred Stock. The Amendment provides for, among other things: (i) each holder of the Company's Series A Convertible Preferred Stock to receive one additional share of Series A Convertible Preferred Stock for each share owned; (ii) the addition of an 8% face value noncumulative coupon, payable semi-annually in cash or common stock of the Company; (iii) pre-emptive rights for holders of the Company's Series A Convertible Preferred Stock; (iv) the addition of a redemption feature whereby the Series A Convertible Preferred Stock is callable at $3.75 per share at the option of the Company; (v) the addition of a mandatory conversion feature whereby the Series A Convertible Preferred Stock is automatically converted to common stock of the Company in the event that the bid price of the Company's common stock closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume of the Company's common stock is equal to or greater than $150,000; and (vi) the amendment of the provision requiring unanimous approval for an increase in the number of shares designated as Series A Convertible Preferred Stock to require a majority approval for an increase in the number of shares designated as Series A Convertible Preferred Stock. The Amendment also eliminated the working capital test that previously occurred at quarter end per the previous Series A Convertible Preferred Stock terms and increased the authorized number of Series A Convertible Preferred shares from the previous 450,000 to 770,000. On June 30, 2007, in accordance with the terms of the Certificate, the Company paid a dividend to the Series A shareholders of 58,035 shares of its common stock. The price of the stock on that date was $1.54.

In accordance with the receipt of a notice of effectiveness from the State of Delaware regarding the Amendment, which modified the rights of the holders of the Company's Series A Convertible Preferred Stock, the Company issued 384,666 shares of Series A Convertible Preferred stock on January 31, 2007 to the existing Series A Convertible Preferred stockholders. Each stockholder also received warrants to purchase two shares of common stock for each share of Series A Convertible Preferred Stock issued on January 31, 2007 at an exercise price of $0.375 per share. This issue of Series A Preferred stock and warrants to purchase common stock settled the liability for dividend payable on default of convertible preferred stock of $1,171,863. On January 31, 2007, in accordance with the anti-dilution provisions of certain warrants to purchase 388,000 shares of common stock that were issued during 2004, thirteen warrant holders had the exercise prices of the warrants adjusted from $2.00 per share to $0.375 per share and warrants to purchase an additional 1,681,333 shares of common stock were issued. On January 31, 2007, in accordance with the anti-dilution provisions of certain warrants to purchase 2,145,444 shares of common stock that were issued during 2005, warrant holders having the right to purchase 345,444 shares of stock had their exercise prices of the warrants adjusted from $0.75 per share to $0.375 per share, warrant holders having the right to purchase 900,000 shares of stock had their exercise prices of the warrants adjusted from $1.25 per share to $0.375 per share, and warrant holders having the right to purchase 900,000 shares of stock had their exercise prices of the warrants adjusted from $1.00 per share to $0.375 per share. The expiration dates of the 2004 and 2005 warrants were not changed.

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

•
In the event that the registration statement to be filed by the Company is not declared effective by the Securities and Exchange Commission, hereafter referred to as the SEC, within the earlier of one hundred and twenty (120) days from the date of the sale of the Securities or five (5) days of clearance by the SEC to request effectiveness, then the Company will pay the investor (pro rated on a daily basis), as partial compensation for such failure and not as a penalty, one and one-half percent (1.5%) of the purchase price of the registrable securities purchased from the Company and held by the investor for each month (or portion thereof) until such registration statement has been filed or declared effective. Such compensatory payments shall be made to the investor in cash, within five (5) calendar days of demand.

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

Additionally, on March 16, 2007, three note holders, including one member of the Board of Directors, exchanged $696,500 principal and $13,700 interest due from the Company (totaling $710,200) under their notes payable for units in the private placement. In conjunction with the exchange, the Company issued the holders additional warrants to purchase an aggregate of 710,200 shares of the Company’s common stock at an exercise price of $0.375 per share. The warrants have five-year terms. The Company recorded a finance expense of $772,655 to recognize the fair value of the warrants granted to the noteholders. See Note 9.

The Company filed a resale registration statement on Form SB-2 on May 14, 2007 to register the common stock underlying the Series B Convertible Preferred Stock, the common stock underlying the warrants issued in conjunction with the exchange of the notes payable, and the common stock underlying the warrants in the private placement. As of August 11, 2007, the registration statement has not been declared effective by the SEC.

On June 30, 2007, in accordance with the terms of the terms of the Series B Preferred stock, the Company paid a dividend to the Series B shareholders of 137,378 shares of its common stock. The price of the stock on that date was $1.54.

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

On April 2, 2007, one warrant holder exercised warrants allowing the purchase of 32,000 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 25,782 shares of its common stock on that date.

On April 9, 2007, two shareholders converted 8,334 shares of the Company’s Series A Convertible Preferred Stock to 33,336 shares of the Company’s common stock.

On April 17, 2007, three warrant holders exercised warrants allowing the purchase of 198,668 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 158,613 share of its common stock on that date.

On April 17, 2007, one shareholder converted 8,334 shares of the Company’s Series A Convertible Preferred Stock to 33,336 shares of the Company’s common stock.

On April 24, 2007, one warrant holder exercised warrants allowing the purchase of 32,000 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 25,617 shares of its common stock on that date.

On April 26, 2007, one warrant holder exercised warrants allowing the purchase of 75,668 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 59,904 shares of its common stock on that date.

On May 2, 2007, two warrant holders exercised warrants allowing the purchase of 186,736 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 147,832 share of its common stock on that date.

On May 15, 2007, one warrant holder exercised warrants allowing the purchase of 32,000 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 22,551 shares of its common stock on that date.

On May 21, 2007, one warrant holder exercised warrants allowing the purchase of 16,092 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 11,376 shares of its common stock on that date.

Note 6 - Major Customers

Revenue from four customers comprised 100% of consolidated revenues for the six months ended June 30, 2007. At June 30, 2007, related accounts receivable of $27,109 from these customers comprised 20% of consolidated receivables.

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

Note 8 – Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount will be amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software (through October 2015-see Note 2). Amortization during the three months and six months ended June 30, 2007 totaled $3,714 and $7,428, respectively.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS. The $40,000 will be amortized on a straight-line basis through December 31, 2007. Amortization during the three months and six months ended June 30, 2007 totaled $10,000 and $20,000, respectively.

Note 9 - Related Person Transactions

In order to fund its operations, the Company issued additional notes payable to one member of the Board of Directors during the six months ended June 30, 2007 totaling $117,500. The debt accrued interest at 12%, the notes were due on demand, and were uncollateralized. As of March 16, 2007, the member of the Board of Directors had a total of $510,000 notes payable outstanding and he exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement. See Note 5. The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007. See Note 5.

In order to fund its operations, the Company issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213.

Note 10 - Subsequent Events

On July 20, 2007, the Company entered into a lease agreement with Narmada Partners, LLC to occupy new office space effective September 1, 2007. The Company will rent approximately 10,000 square feet in an office building in Norcross, Georgia for 60 months. Annual base rental amounts are as follows:

9/1/2007 – 8/31/2008	$137,500
9/1/2008 – 8/31/2009	$141,625
9/1/2009 – 8/31/2010	$145,848
9/1/2010 – 8/31/2011	$150,200
9/1/2011 – 8/31/2012	$154,800

The Company delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default. The Company collateralized the letter of credit with a $100,000 one-year certificate of deposit. An event of default occurs on the lease if the Company fails to pay any rental amounts within five days when due and such failure to pay continues for seven additional days following written notice from Narmada Partners, LLC of failure to pay. Upon an event of default, Narmada Partners, LLC may terminate the lease and demand payment of all remaining rent due and coming due under the remaining term of the lease.

On July 27, 2007, one warrant holder exercised warrants for 32,000 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 22,977 shares of its common stock on that date.

On July 30, 2007, one warrant holder exercised warrants for 64,000 shares of the Company’s common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 46,090 shares of its common stock on that date.

On July 31, 2007, the Company issued 26,700 restricted shares of common stock pursuant to its advisory services agreement with Triton Business Development Services. See note 5.

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

FINANCIAL CONDITION

During the six months ended June 30, 2007, total assets increased approximately 571% to $2,203,872 from $285,908 at December 31, 2006. The increase in assets was primarily due to the proceeds from issuance of our Series B convertible preferred stock on March 16, 2007 in a private placement (see Note 5 to the unaudited condensed consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities decreased $1,623,618, or 83%, due primarily to the elimination of a dividend payable on the covenant default of the Company’s Series A convertible preferred stock of $1,171,863 as of December 31, 2006, as well as the exchange of notes payable in the offering ($387,351 principal and interest outstanding at December 31, 2006). See note 5 to the unaudited condensed consolidated financial statements.

See note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues

Revenues were $41,900 and $35,056 for the three months ended June 30, 2007 and 2006, respectively. The increased service revenues of $14,834 during the current year were partially offset by decreased software license revenues of $7,980, as existing customers purchased less software during the current year.

Cost of Revenues and Gross Profit

Cost of revenues decreased $1,297, or 69%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due primarily to repair expenses that we incurred in certain of our maintenance contracts on our older Omega product during the prior year.

Gross margins were approximately 99% and 95% for each of the three months ended June 30, 2007 and 2006, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $755,651 and $605,603 for the three months ended June 30, 2007 and 2006, respectively. The increase in the expenses for three-month period ended June 30, 2007 resulted primarily from increased headcount as we hired additional personnel after June 30, 2006, increased sales and marketing expenses as we hired a professional marketing firm during the quarter ended June 30, 2007, and professional fees related to the hiring of Triton Business Development Services and the payments made to them in cash and common stock (see Note 5 to the unaudited condensed consolidated financial statements). Total expense recorded during the three months ended June 30, 2007 for common stock payments made to Triton per the terms of the consulting agreements were $123,087. During the three months ended June 30, 2006, we recorded stock-based compensation of $308,721 to reflect the fair value of the stock options granted to non-employee directors at that time. Stock based-compensation during the three-month period ended June 30, 2007 totaled $80,689.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs were $180,828 and $119,069 for the three months ended June 30, 2007 and 2006, respectively. The increase in expense during the current year was due primarily to the hiring of additional software development personnel as well as the use of third-party development personnel. During the three months ended June 30, 2007 and 2006, we did not capitalize any software development costs related to new products under development.

During the three months ended June 30, 2007 and 2006, respectively, stock-based compensation of $27,972 and $10,632 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other income/(expense) of $13,574 and $(473) for the three months ended June 30, 2007 and 2006, respectively consisted primarily of interest earned on our cash balances during the three months ended June 30, 2007 from proceeds of our offering during March 2007. See note 5 to our unaudited condensed financial statements.

Net Loss

Net loss for the three months ended June 30, 2007 was $881,575 compared to a net loss of $691,956 for the three months ended June 30, 2006. The increase in net loss was due primarily to increased operating expenses that resulted from our increased personnel costs during the current period, as well as expenses incurred in our engagement of Triton Business Development Services.

Six Months Ended June 30, 2007 and 2006

Revenues

Revenues were $76,124 and $75,064 for the six months ended June 30, 2007 and 2006, respectively. The increased service revenue earned during the six months ended June 30, 2007 were primarily offset by lower software license purchases from our existing customers during the current period.

Cost of Revenues and Gross Profit

Cost of revenues decreased $925, or 50%, for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to higher repair expenses that we incurred in certain of our maintenance contracts on our older Omega product during the prior year.

Gross margins were approximately 99% and 98% for the six months ended June 30, 2007 and 2006, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,434,212 and $932,198 for the six months ended June 30, 2007 and 2006, respectively. The increase in the six-month period ended June 30, 2007 compared to the similar period in 2006 resulted primarily from (i) higher payroll costs during the current period as the Company increased headcount during 2007 to expand its product development and sales efforts, and (ii) stock payments totaling $327,244 made to Triton Business Development Services as part of a strategic consulting agreement, partially offset by a decrease in stock based compensation of $265,999 as the Company recorded stock-based compensation of $399,873 during 2006, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time. Current year stock-based compensation included in selling, general, and administrative expenses totaled $133,874.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Research and development expenses were $304,499 in the six months ended June 30, 2007 and $242,411 in the six months ended June 30, 2006. The increase in expense was due mainly to the hiring of additional software development personnel as well as the use of third-party development personnel during the current period.

During the six months ended June 30, 2007 and 2006, respectively, stock-based compensation of $45,136 and $22,855 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other expense of $764,327 for the six months ended June 30, 2007 consisted primarily of the value of the warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, and accrued interest on the notes payable originated by the Company during 2006 and 2007 to fund operations.

Other income of $249,699 for the six months ended June 30, 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology (see note 7 to the unaudited condensed consolidated financial statements).

Net Loss

Net loss for the six months ended June 30, 2007 was $2,427,856 compared to a net loss of $851,743 for the six months ended June 30, 2006. The greater loss during the current period was due primarily to the $327,244 recorded for share-based payments to Triton Business Development Services for consulting services, $772,655 recorded for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock, offset partially by the $250,000 received from the licensing of our patent portfolio related to our older videoconferencing technology during the three months ended March 31, 2006. See Note 7 to the unaudited condensed consolidated financial statements.

Liquidity and Sources of Capital

General

Due to recurring losses from operations, an accumulated deficit, negative working capital and the Company’s inability to date to obtain sufficient financing to support current and anticipated levels of operations, the Company’s independent registered public accountant’s audit opinion states that these matters have raised substantial doubt about the Company’s ability to continue as a going concern for the year ended December 31, 2006. As of June 30, 2007, the Company had cash of $1,942,280. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOERTM, OnGuard, and CuriaxTM product lines. On March 16, 2007 the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants have three-year terms. See Note 5 to the unaudited condensed consolidated financial statements. The Company intends to use and has begun using the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors, including one member of the Board of Directors during the six months ended June 30, 2007. During June 2007, $13,500 of these notes plus $786 of accrued interest were repaid in full (see Note 9 to the unaudited condensed consolidated financial statements). $696,500 of the notes originated in 2006 and in the six months ended June 30, 2007 were exchanged in the convertible preferred stock offering described above.

We used $1,131,980 in cash from operating activities in the six months ended June 30, 2007 due primarily to our net loss during the period of $2,427,856. We used $664,944 in cash from operating activities in the six months ended June 30, 2006 primarily due to our loss of $645,555. The increase in cash used during the current period was due mainly to the hiring of additional personnel after June 30, 2006 as well as consulting services purchased from Triton Business Development Services. Cash received from financing activities included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as net proceeds of approximately $2,809,000 from the Series B convertible preferred private placement that the Company closed on March 16, 2007. See Note 9 to the Company’s unaudited condensed consolidated financial statements. Cash used in financing activities in the six months ended June 30, 2006 of $12,000 was due to the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. The Company received $250,000 from investing activities during the six months ended June 30, 2006 for the sale of the Company’s patent technology related to the Company’s former videoconferencing business. See Note 7 to the unaudited condensed consolidated financial statements. We issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213 (see note 9 to the unaudited condensed consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our Board of Directors (see note 5 to the unaudited condensed consolidated financial statements).

The Company may require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If the Company is unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through June 30, 2007.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our SEC filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.

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

In connection with its audit of our consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005, Marcum & Kliegman LLP advised our management and Audit Committee of the Board of Directors that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was inadequate segregation of duties within our accounting function. The Company initially failed to properly record the beneficial conversion feature associated with the Series B Convertible Preferred Stock offering, and the financing expense for the conversion of notes payable for Series B Convertible Preferred Stock and correction of the financial recording for the transactions caused the filing of our report on Form 10-QSB to be delinquent for the three months ended March 31, 2007.

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

There was no change in internal control during the three months ending June 30, 2007.

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

Exhibit No.	Description

3.1*	Certificate of Incorporation as amended through March 8, 2007 (2006 10-KSB)

3.2*	Amended Bylaws of the Company as presently in use (S-18 No. 1, Exhibit 3.2)

10.1*	Triton Business Development Services Engagement Agreement dated January 31, 2007 (2006 10-KSB)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: August 13, 2007	/s/ Richard W. Egan
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