Form 10QSB
period 2007-09-30
SIMTROL  INC
filed 2007-11-14
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC
Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 13, 2007, the issuer had 6,743,531 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-QSB
Quarter Ended September 30, 2007

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheet as of September 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis Or Plan of Operation	15

	Item 3. Controls and Procedures	19

PART II.	OTHER INFORMATION

	Item 4. Submission of Matters to a Vote of Security Holders	20

	Item 6. Exhibits	20

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30,
Current assets:	2007
Cash and cash equivalents	$1,020,684
Certificate of deposit	100,000
Accounts receivable, net	61,433
Prepaid expenses and other assets	28,099
Total current assets	1,210,216

Long-term assets:
Property and equipment, net	92,754
Right to license intellectual property	118,857
Other assets	19,887
Total assets	$1,441,714

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$206,661
Accrued expenses	109,333
Shares to be issued	26,000
Total current liabilities	341,994

Shares to be issued, less current portion	52,000

Total Liabilities	393,994

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;770,000 shares of Series A Convertible Preferred Stock designated; 728,664 outstanding; liquidation value of $2,185,992;4,700 shares of Series B Convertible Preferred Stock designated and issued; liquidation value of $3,525,000	183
Common stock, authorized 100,000,000 shares of
$.001 par value; 6,716,831 issued and outstanding	6,717
Additional paid-in capital	71,641,853
Accumulated deficit	(70,601,033)
Total stockholders' equity	1,047,720
Total liabilities and stockholders’ equity	$1,441,714

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$33,597	$17,821	$69,721	$70,011
Service	40,000	2,159	80,000	25,033
Total revenues	73,597	19,980	149,721	95,044
Cost of revenues:
Software licenses	930	-	1,872	-
Service	-	-	-	1,867
Total cost of revenues	930	-	1,872	1,867
Gross profit	72,667	19,980	147,849	93,177

Operating expenses:
Selling, general, and administrative	843,744	237,294	2,277,956	1,169,492
Research and development	229,949	91,928	534,448	334,369
Total operating expenses	1,073,693	329,222	2,812,404	1,503,861

Loss from Operations	(1,001,026)	(309,242)	(2,664,555)	(1,410,684)

Other income/(expenses)
Sale of intellectual property	-	-	-	250,000
Finance expense on conversion of notes payable	-	-	(772,655)	-
Increased fair value of warrants’ modification	(578,611)	-	(578,611)	-
Other income/(expense)	24,936	(2,275)	33,264	(2,576)
Total other income/(expenses)	(553,675)	(2,275)	(1,318,002)	247,424

Net Loss	(1,554,701)	(311,517)	(3,982,557)	(1,163,260)

Deemed preferred dividend	-	-	(939,118)	-
Dividend on covenant default of convertible preferred stock	-	(233,047)	-	(800,613)
Net loss attributable to common stockholders	$(1,554,701)	$(544,564)	$(4,921,675)	$(1,963,873)

Net loss per common share, basic and diluted:
Basic and diluted	$(0.24)	$(0.12)	$(0.82)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	6,592,403	4,680,203	6,006,936	4,201,211

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(1,914,409)	$(962,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,949)	-
Leasehold improvements	(10,266)	-
Deposit returned from cancelled offering	-	(12,000)
Proceeds from sale of intellectual property	-	250,000
Net cash (used in)/provided by investing activities	(90,215)	238,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in certificate of deposit	(100,000)	-
Net proceeds from stock option exercises	-	250,000
Proceeds from notes payable issuance	331,000	219,000
Repayment of note payable	(14,286)	(37,000)
Net proceeds from stock issuances	2,808,594
Net cash provided by financing activities	3,025,308	432,000

Increase/(decrease) in cash and cash equivalents	1,020,684	(292,194)
Cash and cash equivalents, beginning of the period	-	297,751
Cash and cash equivalents, end of the period	$1,020,684	$5,557
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series A Preferred stock as dividend payment on covenant default	$768,766	$-
Issuance of warrants as dividend payment on covenant default	$403,097	$-
Issuance of stock warrants	$-	$498,731
Issuance of stock options to board members and employees	$-	$355,516
Beneficial conversion feature of preferred stock	$-	$624,918
Issuance of stock options to Board members	$-	$308,721
Issuance of common stock to board members	$15,700	$31,700
Common stock issued for services	$426,301	$-
Exchange of notes payable for Series B Preferred stock	$710,200	$-
Issuance of warrants in conversion of notes payable to preferred stock	$772,655	$-
Common stock dividend paid	$300,936	$-
Dividend payable on covenant default of convertible preferred stock	$-	$800,613
Increased fair value of warrants’ modification	$578,611	$-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software-based audiovisual control and digital arraignment systems that operate on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of September 30, 2007, and the condensed consolidated results of operations, and cash flows for all periods presented.

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

Note 2 - Going Concern Uncertainty

As of September 30, 2007, the Company had cash and cash equivalents $1,020,684. Since inception, the Company has not achieved a sufficient level of revenue to support its business and has incurred recurring losses from operations, and has an accumulated deficit of approximately $70.6 million as of September 30, 2007. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOER®, OnGuard, and CuriaxTM product lines. On March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants originally had three-year terms and were modified in September 2007 to extend the term to five years and include a cashless exercise provision. See Note 5. The Company intends to use the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors, including one member of the Board of Directors during the nine months ended September 30, 2007. Principal of $13,500 on these notes and all applicable accrued interest were repaid to the member of the Board of Directors in June 2007. Notes for $696,500 (representing $379,000 of notes originated during 2006 and the $317,500 of notes originated in the nine months ended September 30, 2007) and $13,700 of accrued interest on the notes were exchanged in the convertible preferred stock offering above.

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

	September 30, 2007	September 30, 2006
Options	3,618,900	1,736,475
Warrants	16,435,774	4,937,737
Convertible preferred stock	12,314,656	1,538,664
Total	32,369,330	8,212,876

Accordingly, basic and diluted loss per share are identical.

Stock-Based Compensation

On August 31, 2007, the stockholders of the Company approved an amendment to the Company's 2002 Equity Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan to 6,000,000 shares from the previously authorized amount of 4,000,000 shares. Option awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of the grant in accordance with the Plan. The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees.

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $109,924 and $53,094 during the three months ended September 30, 2007 and 2006, respectively. Of these totals, $35,292 and $9,720 were classified as research and development expense and $74,632 and $43,374 were classified as selling, general, and administrative expense during 2007 and 2006, respectively. Stock compensation expense under FAS 123R was $288,934 and $475,822 during the nine months ended September 30, 2007 and 2006, respectively. Of these totals $80,428 and $32,575 were classified as research and development expense and $208,506 and $443,247 were classified as selling, general, and administrative expensed during 2007 and 2006, respectively.

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility. The fair values for options issued during the nine months ended September 30, 2007 and 2006 were estimated at the date of grant using a Black-Scholes option-pricing model to be $1,219,713 and $355,516, respectively, with the following weighted-average assumptions:

Assumptions	2007	2006
Risk-free rate	4.92%	5.21%
Annual rate of dividends	0	0
Volatility	145-175%	90-92%

Average life	5 years	2.9 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

		Weighted- Average	Weighted-Average Remaining
Options	Shares	Exercise Price	Term
Outstanding January 1, 2007	1,775,025	$1.40
Granted	2,065,000	$0.66
Exercised	-	$-
Terminated	(221,125)	$0.49
Outstanding at September 30, 2007	3,618,900	$1.04	7.5
Exercisable at September 30, 2007	1,361,650	$1.64	4.6

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $0.59. No options were exercised during the nine months ended September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $106,007.

As of September 30, 2007, there was $1,130,814 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $$475,822.

At September 30, 2007, 2,424,800 options remain available for grant under the Plan.

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

Revenue Recognition

Revenues consist of the sale of software control devices, videoconferencing systems and related maintenance contracts on these systems. The Company sold two different products during 2007 and 2006: its PC-based software products, ONGOER®, OnGuard, and CuriaxTM, and its older proprietary hardware and software product, Omega. Revenues from the sale of hardware and software are recognized upon the transfer of title when shipped. Revenues on maintenance contracts are recognized ratably over the term of the related sales contract. As of September 30, 2007, there were $0 of deferred revenues as all maintenance contracts on the Company’s older Omega products have terminated.

Note 4 - Income Taxes

The Company filed its federal and state tax returns for the years ended December 31, 2004, 2005, and 2006, respectively, during the three months ended September 30, 2007.

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

The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of September 30, 2007 no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $18.0 million as of September 30, 2007, primarily relating to net operating loss carry forwards of approximately $46.8 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.0 million was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

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

During the nine months ended September 30, 2007, the Company issued 10,555 shares of common stock valued at $15,700 to members of the Board of Directors for attendance at meetings. These amounts were recorded as selling, general, and administrative expenses. During the nine months ended September 30, 2006, the Company issued 22,154 shares of stock valued at $19,800 to Board Members for attendance at meetings. These amounts were recorded as selling, general, and administrative expense.

On January 31, 2007, the Company granted options to purchase 1,400,000 shares of stock to employees. The options have a three-year vesting period and were granted at an exercise price greater than the fair value of the Company’s common stock on that date. On March 15, 2007, the Company granted options to purchase 200,000 shares of stock to an employee. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date. On April 10, 2007, May 30, 2007, and June 25, 2007, three employees were each granted options to purchase 75,000 shares of stock. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

On January 31, 2007, the Company issued 480,000 shares of its common stock to Triton Business Development Services (“Triton”), an Atlanta-based provider of critical business planning, resource, and development services, in conjunction with an agreement dated October 18, 2006.

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

Date	Number of shares
January 31, 2007	11,200
February 28, 2007	26,700
March 31, 2007	26,700
April 30, 2007	26,700
May 31, 2007	26,700
June 30, 2007	26,700
July 31, 2007	26,700
August 31, 2007	26,700
September 30, 2007	26,700

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

Additionally, on March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants had three-year terms. In connection with the issuance of the securities above, a deemed dividend of $939,118 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series B Preferred Stock. On September 12, 2007, Company amended the terms of its stock purchase warrants. The Warrants were revised to include a cashless exercise provision and to extend the term of the Warrants from three years to five years. In conjunction with the amendment, the Company recorded an expense of $578,611 to record the increased fair value of the warrants due to the modification.

The Company filed a resale registration statement on Form SB-2 on May 14, 2007 to register the common stock underlying the Series B Convertible Preferred Stock, the common stock underlying the warrants issued in conjunction with the exchange of the notes payable, and the common stock underlying the warrants in the private placement. As of November 13, 2007, the registration statement has not been declared effective by the SEC.

On June 30, 2007, in accordance with the terms of the terms of the Series B Preferred stock, the Company paid a dividend to the Series B shareholders of 137,378 shares of its common stock. The price of the stock on that date was $1.54.

On March 16, 2007, one stockholder converted 8,000 shares of the Company’s Series A Convertible Preferred Stock to 32,000 shares of the Company’s common stock.

On March 21, 2007, one warrant holder exercised warrants allowing the purchase of 130,668 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 87,685 shares of its common stock on that date.

On March 30, 2007, two warrant holders exercised warrants allowing the purchase of 128,000 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 104,960 shares of its common stock on that date.

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

On April 17, 2007, three warrant holders exercised warrants allowing the purchase of 198,668 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 158,613 shares of its common stock on that date.

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

On May 2, 2007, two warrant holders exercised warrants allowing the purchase of 186,736 shares of common stock via a cashless exercise provision. Per the terms of the warrant agreements, the Company issued the holders 147,832 shares of its common stock on that date.

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

On July 27, 2007, one warrant holder exercised warrants allowing the purchase of 32,000 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 22,977 shares of its common stock on that date.

On July 30, 2007, one warrant holder exercised warrants allowing the purchase of 64,000 shares of our common stock via a cashless exercise provision. Per the terms of the warrant agreement, the Company issued the holder 46,090 shares of its common stock on that date.

On September 5, 2007, one shareholder converted 16,000 shares of the Company’s Series A Convertible Preferred Stock to 64,000 shares of the Company’s common stock.

Note 6- Major Customers

Revenue from four customers comprised 100% of consolidated revenues for the nine months ended September 30, 2007. At September 30, 2007, related accounts receivable of $61,433 from three customers comprised 100% of consolidated receivables and have been collected subsequent to September 30, 2007.

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

Under the terms of the agreement, the Company received an initial payment of $250,000 in March 2006 and will receive ongoing royalty payments of twenty percent of the net proceeds received by Acacia in connection with (i) the licensing by Acacia of the patented technology to third parties and (ii) any successful patent infringement action commenced by Acacia with respect to the Patents, provided that Acacia shall be entitled to recoup the initial payment fully prior to making any royalty payments to the Company. This amount was recorded as other income during the nine months ended September 30, 2006.

Note 8 - Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount will be amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software (through October 2015-see Note 2). Amortization during the three months and nine months ended September 30, 2007 totaled $3,714 and $11,142, respectively.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS in 2006. The $40,000 was amortized in the nine months ended September 30, 2007 as all applicable revenue with the customer was earned by September 30, 2007. Amortization during the three months and nine months ended September 30, 2007 totaled $20,000 and $40,000, respectively.

Note 9 - Related Person Transactions

In order to fund its operations, the Company issued additional notes payable to one member of the Board of Directors during the nine months ended September 30, 2007 totaling $117,500. The debt accrued interest at 12%, the notes were due on demand, and were uncollateralized. As of March 16, 2007, the member of the Board of Directors had a total of $510,000 notes payable outstanding and he exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement. See Note 5. The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007. See Note 5.

In order to fund its operations, the Company issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213.

Note 10 - Office Lease

On July 20, 2007, the Company entered into a 60-month lease agreement with Narmada Partners, LLC to occupy new office space consisting of approximately 10,000 square feet in an office building in Norcross, Georgia. The Company occupied the space on October 11, 2007. The total amount of rent payable under the lease will be recognized on a straight-line basis over the term of the lease. Annual base rental amounts are as follows:

10/11/2007 - 10/10/2008	$137,500
10/11/2008 - 10/10/2009	$141,625
10/11/2009 - 10/10/2010	$145,848
10/11/2010 - 10/10/2011	$150,200
10/11/2011 - 10/10/2012	$154,800

In addition to the base rental, the Company will be obligated for a percentage of the increase in operating expenses after 2007. The Company delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default. The Company collateralized the letter of credit with a $100,000 one-year certificate of deposit. An event of default occurs on the lease if the Company fails to pay any rental amounts within five days when due and such failure to pay continues for seven additional days following written notice from Narmada Partners, LLC of failure to pay. Upon an event of default, Narmada Partners, LLC may terminate the lease and demand payment of all remaining rent due and coming due under the remaining term of the lease.

Note 11- Subsequent Event

On October 31, 2007, the Company issued 26,700 restricted shares of common stock pursuant to its advisory services agreement with Triton Business Development Services. See note 5.

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

FINANCIAL CONDITION

During the nine months ended September 30, 2007, total assets increased approximately 404% to $1,441,714 from $285,908 at December 31, 2006. The increase in assets was primarily due to the proceeds from issuance of our Series B convertible preferred stock on March 16, 2007 in a private placement (see Note 5 to the unaudited condensed consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities decreased $1,618,796, or 83%, due primarily to the elimination of a dividend payable on the covenant default of the Company’s Series A convertible preferred stock of $1,171,863 as of December 31, 2006, as well as the exchange of notes payable in the offering ($387,351 principal and interest outstanding at December 31, 2006). See note 5 to the unaudited condensed consolidated financial statements.

See note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Revenues

Revenues were $73,597and $19,980 for the three months ended September 30, 2007 and 2006, respectively. Increased service revenues of $37,841 during the current year and increased software license revenues of $15,776 resulted primarily from existing customers purchasing more software during the current year.

Cost of Revenues and Gross Profit

Cost of revenues increased $930 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Gross margins were approximately 99% and 100% for the three months ended September 30, 2007 and 2006, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $843,744 and $237,294 for the three months ended September 30, 2007 and 2006, respectively. The increase in the expenses for three-month period ended September 30, 2007 resulted primarily from increased headcount as we hired additional personnel after September 30, 2006, increased sales and marketing expenses as we hired a professional marketing firm during the current year, and professional fees related to the hiring of Triton Business Development Services and the payments made to them in cash and common stock (see Note 5 to the unaudited condensed consolidated financial statements).

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized over the useful life of the product. Research and development costs expensed were $229,949 and $91,928 for the three months ended September 30, 2007 and 2006, respectively. The increase in expense during the current period was due primarily to an increase in headcount of our research and development personnel and outsourced software development services.

During the three months ended September 30, 2007 and 2006, respectively, stock-based compensation of $35,292 and $9,720 was included in research and development expense to record the amortization of the estimated fair value of the portion of options granted during the current period as well as previously granted stock options that vested during the current period.

Other income/(expense)

Other income/(expense) of ($553,675) for the three months ended September 30, 2007 consisted primarily of $578,611 expense recorded due to the increased fair value of the warrants modified in September 2007. See note 5 to our unaudited condensed consolidated financial statements. This was partially offset by interest earned on our cash balances during the period of $24,936. Other expense during the three months ended September 30, 2006 consisted of finance charges and accrued interest on our notes payable originated during 2006.

Net Loss

Net loss for the three months ended September 30, 2007 was $1,554,701 compared to a net loss of $311,517 for the three months ended September 30, 2006. The increase in net loss was due primarily to the warrant modification expense recorded during the current year, increased operating expenses that resulted from our increased personnel costs during the current period, as well as expenses incurred in our engagement of Triton Business Development Services.

Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues were $149,721 and $95,044 for the nine months ended September 30, 2007 and 2006, respectively. The increased service revenue earned during the nine months ended September 30, 2007 was due primarily to a development contract during the current year, while software license revenues were essentially unchanged from the prior year.

Cost of Revenues and Gross Profit

Cost of revenues increased $5, or 3%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Gross margins were approximately 99% and 98% for the nine months ended September 30, 2007 and 2006, respectively.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $2,277,956 and $1,169,492 for the nine months ended September 30, 2007 and 2006, respectively. The increase in the nine-month period ended September 30, 2007 compared to the similar period in 2006 resulted primarily from (i) higher payroll costs during the current period as the Company increased headcount during 2007 to expand its product development and sales efforts, and (ii) stock payments totaling $426,301 made to Triton Business Development Services as part of a strategic consulting agreement, partially offset by a decrease in stock based compensation of $267,316 as the Company recorded stock-based compensation of $475,822 during 2006, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time. Current year stock-based compensation included in selling, general, and administrative expenses totaled $208,506.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Research and development expenses increased to $534,448 in the nine months ended September 30, 2007 from $334,369 in the nine months ended September 30, 2006. The increase in expense was due mainly to the hiring of additional software development personnel as well as the use of third-party development personnel and outsourced software development services during the current period.

During the nine months ended September 30, 2007 and 2006, respectively, stock-based compensation of $80,428 and $45,136 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other income/(expense)

Other expense of ($1,318,002) for the nine months ended September 30, 2007, consisted primarily of the $772,655 expense to record to value of warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, $578,611 of expense recorded due to the increased fair value of the warrants modified in September 2007, partially offset by interest earned on cash balances during the nine months ended September 30, 2007.

Other income of $247,424 for the nine months ended September 30, 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology (see note 7 to the unaudited condensed consolidated financial statements).

Net Loss

Net loss for the nine months ended September 30, 2007 was $3,982,557 compared to a net loss of $1,163,260 for the nine months ended September 30, 2006. The greater loss during the current period was due primarily to the $426,301 recorded for share-based payments to Triton Business Development Services for consulting services, $772,655 recorded for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock, the $578,611 warrant modification expense, offset partially by the $250,000 received from the licensing of our patent portfolio related to our older videoconferencing technology during the nine months ended September 30, 2006. See Note 7 to the unaudited condensed consolidated financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

General

Due to recurring losses from operations, an accumulated deficit, negative working capital and the Company’s inability to date to obtain sufficient financing to support current and anticipated levels of operations, the Company’s independent registered public accountant’s audit opinion states that these matters have raised substantial doubt about the Company’s ability to continue as a going concern for the year ended December 31, 2006. As of September 30, 2007, the Company had cash and cash equivalents of $1,020,684. The Company has relied on periodic investments in the form of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its ONGOERTM, OnGuard, and CuriaxTM product lines. On March 16, 2007 the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants had three-year terms. On September 12, 2007, Company amended the terms of its stock purchase warrants. The Warrants were revised to include a cashless exercise provision and to extend the term of the Warrants from three years to five years. See Note 5 to the unaudited condensed consolidated financial statements. The Company intends to use and has begun using the proceeds of the private placement to hire additional sales and software development personnel to expand its sales efforts for its audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for its Curiax platform. The Company also issued notes payable of $331,000 to three investors, including one member of the Board of Directors during the six months ended June 30, 2007. During June 2007, $13,500 of these notes plus $786 of accrued interest were repaid in full (see Note 9 to the unaudited condensed consolidated financial statements). $696,500 of the notes originated in 2006 and in the six months ended June 30, 2007 were exchanged in the convertible preferred stock offering described above.

We used $1,914,409 in cash from operating activities in the nine months ended September 30, 2007 due primarily to our net loss during the period of $3,982,557. We used $962,194 in cash from operating activities in the nine months ended September 30, 2006 primarily due to our loss of $1,163,260. The increase in cash used during the current period was due mainly to the hiring of additional personnel after September 30, 2006 as well as consulting services purchased from Triton Business Development Services. We used $90,215 in investing activities during the nine months ended September 30, 2007 primarily to purchase new computer equipment and leasehold improvements on our new office space. Leasehold improvements will be amortized over the life of our new office lease. Cash received from financing activities included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as net proceeds of approximately $2,809,000 from the Series B convertible preferred private placement that the Company closed on March 16, 2007. See Note 9 to the Company’s unaudited condensed consolidated financial statements. Cash used in financing activities in the nine months ended September 30, 2006 included $12,000 for the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. The Company received $250,000 from financing activities during the nine months ended September 30, 2006 for the sale of the Company’s patent technology related to the Company’s former videoconferencing business. See Note 7 to the unaudited condensed consolidated financial statements. We issued a $37,000 note payable to one member of the board of directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213 (see note 9 to the unaudited condensed consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our Board of Directors (see note 5 to the unaudited condensed consolidated financial statements).

The Company may require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If the Company is unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying unaudited condensed financial statements contemplate our continuation as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through September 30, 2007.

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

The Company expects to spend less than $50,000 for capital expenditures in the remainder of fiscal 2007.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB.  The Company undertakes no obligation to update any forward-looking statements.

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

There was no change in internal control during the three months ending September 30, 2007.

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2007, we issued 4,724 shares of common stock to Board Members as compensation in lieu of cash fees for attendance at board meetings. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2007, the stockholders of Company held an annual meeting of stockholders. The following items were voted upon at the meeting:

1) Elect six directors to serve for a term of one year and until their successors are elected and qualified:

The nominees and their vote totals:

	For	Withheld
Dallas S. Clement	12,445,013	43,493
Larry M. Carr	12,444,736	43,770
Edward S. Redstone	12,443,625	44,881
Thomas J. Stallings	12,445,071	43,435
Adam D. Senter	12,445,013	43,493
Richard W. Egan	12,443,810	44,696

2) To approve an increase in the authorized number of common shares from 40,000,000 to 100,000,000:

For	12,459,576
Against	28,897
Abstain	31

3) To approve an amendment to the Company’s 2002 equity incentive plan to increase the number of shares of common stock that may be issued under the plan, to a maximum of 6,000,000 shares:
For	10,530,744
Against	18,214
Abstain	471

4) To ratify the appointment of Marcum & Kliegman LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007.

For	12,479,502
Against	2,512
Abstain	6,492

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 1”), (ii) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (referred to as “2006 10-KSB”), (iii) the Company’s Current Report on Form 8-K filed September 18, 2007, (referred to as “8-K”), or (iv) the Company’s 2007 proxy statement on Schedule 14A (referred to as “2007 Proxy Statement”) .

Exhibit No.	Description

3.1*	Certificate of Incorporation as amended through March 8, 2007 (2006 10-KSB)

3.2*	Certificate of Amendment to Certificate of Incorporation (2007 Proxy Statement)

3.3*	Amended Bylaws of the Company as presently in use (S-18 No. 1, Exhibit 3.2)

10.1*	Form of Subscription Agreement (8-K)

10.2*	Amendment to 2002 Equity Incentive Plan (2007 Proxy Statement)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: November 14, 2007	/s/ Richard W. Egan
Chief Executive Officer (Principal executive officer)

Date: November 14, 2007	/s/ Stephen N. Samp
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.