Form 10KSB
period 2007-12-31
SIMTROL  INC
filed 2008-03-31
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[Mark One]
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-10927

Simtrol, Inc.
(Name of small business issuer in its charter)

Delaware	58-2028246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Guthridge Court, Suite 250, Norcross, Georgia 30092
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (770) 242-7566

Securities registered pursuant to section 12(b) of the Exchange Act:
None

Securities registered pursuant to section 12(g) of the Exchange Act:
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

The registrant’s revenues for the fiscal year ended December 31, 2007 were $191,053.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $3,909,410, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on March 27, 2008. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

As of March 27, 2008, registrant had 8,210,771 shares of $.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2008, into Part III of this Form 10-KSB to the extent stated herein.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB (this “Annual Report”), including “Management’s Discussion and Analysis or Plan of Operation,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, those set forth in the “Factors Affecting Future Performance” section below and elsewhere in this Annual Report and in our other reports on Forms 8-K, 10-QSB and 10-KSB that we file with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to make any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report. References to “Simtrol,” the “Company,” “we,” “us” or “our” made herein from time to time shall mean “Simtrol, Inc.”

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

Over the past six years, we have focused our resources to develop proven software technologies to meet the growing demand for PC-based control systems. The resulting OnGoer® (“OnGoer”) solution has the benefit of being less expensive, more customizable, and more compatible with existing technology infrastructure than the hardware-based solutions of our historical competitors, AMX Corporation (“AMX”)and Crestron Electronics, Inc. (“Crestron”) Our solutions also provide easy scalability, as customers only need to add additional personal computers (“PCs”) or servers to provide additional processing power, rather than purchase large-scale proprietary hardware controllers and touch panels. In addition, much of our sales focus has been on AV meeting rooms of large corporations and government agencies, healthcare, and law enforcement where there are usually existing PCs, because adding our software to these PCs is a compelling cost savings versus adding closed-architecture hardware. We believe our Windows-based products are very well suited to meet this demand.

Our principal executive offices are located at 520 Guthridge Court, Suite 250, Norcross, Georgia 30092 and our telephone number is (770) 242-7566.

Recent Developments

Funding of Operations

On January 23, 2008, we completed the sale of $1,500,000 of securities in a private placement. The net proceeds of this offering will be used for working capital and general corporate purposes. Important terms of the convertible notes are as follows:

•	The convertible notes are unsecured, bear interest at the rate of 12% per annum, are payable six months from the issue date (“Maturity Date”) and can be pre-paid at any time without penalty.

•
If Simtrol closes a “Qualifying Next Equity Financing” (as defined below) before the Maturity Date, the then-outstanding balance of principal and accrued interest on the convertible notes will automatically convert into shares of the “Next Equity Financing Securities” (as defined below) we issue. A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of a Convertible Note in which we sell and issue any of our securities for total consideration of not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all our outstanding convertible notes) at a price per share for equivalent shares of Common Stock that is not greater than $0.75 per share. “Next Equity Financing Securities” means the type and class of equity securities that we sell in a Qualifying Next Equity Financing or a Non-Qualifying Next Equity Financing. If we sell a unit comprised of a combination of equity securities, then the Next Equity Financing Securities shall be deemed to constitute that unit.

•
If we close a “Non-Qualifying Next Equity Financing” (as defined below) before the Maturity Date, the then-outstanding balance of principal and accrued interest on the convertible notes can be converted, at the option and election of the investor, into shares of the “Next Equity Financing Securities” we issue. A “Non-Qualifying Next Equity Financing” means that we complete a bona fide equity financing but we fail to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of Common Stock is greater than $0.75 per share.

•
Upon conversion of a Convertible Note, we will issue that number of shares of Next Equity Financing Securities equal to the quotient obtained by dividing the then outstanding balance of principal and accrued interest on the convertible notes by the price per share of the Next Equity Financing Securities.

•
Upon any default, we would be required to pay a 1% default fee on the outstanding balance. The default fee will be added to the outstanding balance and become due under the terms of the Convertible Note.

In connection with the issuance of the convertible notes, we also issued warrants to the note holders representing the right to acquire 500,000 shares of our Common Stock at an exercise price of $0.75 per share. The warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the warrant issue date or (ii) the closing of a change of control event.

As of December 31, 2007, we had cash, cash equivalents, and certificates of deposit totaling $358,220. Since inception, we have not achieved a sufficient level of revenue to support our business and have incurred recurring losses from operations, and have an accumulated deficit of approximately $71.8 million as of December 31, 2007. We have relied on periodic issuances of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain our operations and we currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER® and CuriaxTM (“Curiax”) product lines. On March 16, 2007, we completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The warrants originally had three-year terms and were modified in September 2007 to extend the term to five years and include a cashless exercise provision. See Note 6 to our consolidated financial statements. We used the proceeds of the private placement to hire additional sales and software development personnel to expand our sales efforts for our audiovisual control and monitoring and digital arraignment software, as well as to develop new integrated software products for our Curiax platform. We also issued notes payable of $331,000 to three investors, including one member of the Board of Directors during 2007. Principal of $13,500 on these notes and all applicable accrued interest were repaid to the member of the Board of Directors in June 2007. Notes for $696,500 (representing $379,000 of notes originated during 2006 and the $317,500 of notes originated 2007) and $13,700 of accrued interest on the notes were exchanged in the convertible preferred stock offering above.

As we have not been profitable during any year in our history nor have we created positive cash flows from operations, these matters raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Products

Simtrol develops and sells device control middleware that ties devices to applications using open standard interfaces. This enables companies to control, monitor, diagnose, schedule and manage devices in a powerful, uniform way. The Company’s products are used in a number of vertical markets including healthcare, law enforcement, digital signage, education, corporate, hospitality and residential. Simtrol sells to a number of Fortune 1000 corporations, government entities, educational systems and other end users through professional system integrators, value added resellers (VARs) and other distributors who are supported by the Company’s sales and technical support staff. Historically, device control and monitoring solutions have been driven by closed-architecture hardware-based solutions. Based on open software architecture and standard hardware platforms, the Company’s products provide the market better pricing, more choices and are simpler to deploy without sacrificing functionality. With six years of software development, a growing track record of clients, and an increasing number of industry alliances, Simtrol is positioned to lead the paradigm shift away from proprietary hardware solutions towards open architecture software.

Current market solutions use expensive proprietary hardware. In other industries, companies have attempted to use proprietary hardware to protect margins (Wang, Digital Equipment Corporation, Sun Microsystems) but have historically been beaten in the marketplace by companies that embrace open architecture (IBM, Dell). Simtrol’s device management and control software is based on an open platform that allows control of devices with an industry standard platform - the PC - that is easily understood by IT professionals. The breadth and depth of Simtrol’s code gives the Company’s products the scalability and flexibility to control thousands of dissimilar devices - each with varying control protocols - in virtually an unlimited number of locations.

Below are examples of three vertical markets where digital media applications are flourishing - and where Simtrol’s software adds tremendous value:

Government - Simtrol’s government solutions enable courtrooms, jails and precincts to operate more efficiently by managing disparate devices through a single user interface. Specialty applications include Curiax Arraigner that records and tracks all offender information (video, audio, documents and e-signatures) in a single, easy-to-access digital case file for efficient and safe processing of an offender from booking through arraignment. Simtrol estimates the potential market size for its Arraigner product to be approximately $500 million in the United States.

Healthcare - Simtrol’s healthcare solutions help advanced operating rooms run more efficiently by managing hospital equipment such as scopes, arms, drapes, tables and lights through a single user interface. With approximately 100,000 operating rooms worldwide, Simtrol estimates the potential market size of this target to be approximately $300 million.

Security - Security and surveillance applications apply advanced analytics to vast amounts of data (including video & audio) in order to classify objects, detect activities and raise alerts. Devices such as cameras, sensors, radar, GPS and smart fences are deployed on-site while projection/display systems, digital video recorders (DVRs) and audio equipment are used in centralized control centers. As more of these devices are deployed throughout increasingly complex environments, it becomes critical for surveillance solutions providers to ensure that all devices are always available to collect and distribute data at all times. Robust device management and control software is needed to effectively design and deploy such applications.

Product Summary: OnGoer

OnGoer is Simtrol’s device management and control software. The software allows any PC or server running Windows to network and communicate with thousands of proprietary AV and IT devices built by hundreds of manufacturers. Specifically, OnGoer can control, manage, monitor, diagnose and schedule any device.

Simtrol has developed OnGoer for more than six years, not including Simtrol’s extensive history in videoconferencing installation, integration, and software development. From 1993 to 2000, Simtrol used its first generation control software to design and install over 2,000 videoconferencing systems around the world, which gave the Company the experience and the relationships to understand user needs and requirements.

IT professionals have long managed corporate assets such as PCs, servers and routers. During the past few years, most AV products became IP addressable - a requirement from IT professionals that wish to manage the AV devices with the same power and flexibility they use to manage IT assets. IT departments demand that these devices tie into their existing IT network and wish to use global IT tools such as IBM’s NetView, HP’s OpenView, or Computer Associates’ Unicenter to monitor and manage them. OnGoer complements OpenView, NetView and Unicenter by passing valuable health/status information to them. IT professionals need a product to control the devices locally and remotely and a product to monitor/manage/diagnose the devices remotely. Our products support these needs while using industry standard PC technology.

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

OnGoer control software communicates with the devices in the meeting room as well as monitoring assets from the server. Devices are controlled locally as part of the room application or remotely as a help desk application. Health and status information of all devices is tracked real time and proactive alarms (email or text pages to wireless devices such as pagers or cell phones) are sent to service personnel.

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

OnGoer connects via standard TCP/IP networking and monitors devices at remote locations and displays information about device health and status via a standard browser interface. Technicians may log in from any place at any time using standard web browsers to view the entire device control network at a glance.

Product Summary: Curiax

Current video arraignment solutions are highly fragmented with a focus mainly on the audiovisual AV component of the application, separate from the considerable workflow, record tracking, and document retrieval requirements of the courts. This lack of focus on a critical component of a complex system presents a unique opportunity to leverage a robust solution in a national rollout strategy. Other software systems address the court workflow but lack two essential or critical items: the video arraignment and court recording functionality. Simtrol believes that CuriaxTM is the first product to provide a unified documentation and AV solution. Following extensive end user research, the OakVideo solution (from which Curiax is derived) was designed, developed, and implemented by law enforcement and judicial experts from Oakland County, Michigan. The result is a robust, fully implemented system that has garnered attention from counties around the United States as well as from legal systems around the world.

Curiax ArraignerTM is a web-based client-server, document management system tailored for law enforcement and judicial system users, with a unique videoconferencing and device control and monitoring element. Overcrowded courts create dangerous, costly logistical problems for transporting prisoners and inefficient systems prevent police from being on the street protecting citizens. Curiax Arraigner allows jurisdictions to a•void the need to transport prisoners to courthouse for arraignment by integrating multipoint videoconferencing, court recording, and data workflow and document management into a unified platform. We anticipate releasing additional integrated software products during 2008 including Curiax Court RecordingTM and Curiax Video VisitationTM.

Protection of Intellectual Property Rights

We have implemented both legal (copyright) and practical protective measures to protect our intellectual property rights in our OnGoer, Curiax Arraigner, Curiax Video Visitation, and Curiax Court Recording software. We claim copyright protection in all software and manuals that we create. We also derive considerable practical protection by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified. By licensing the software rather than transferring title we, in most cases, have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software. No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations. We have a registered trademark for OnGoer®.

Product Development Strategies

The AV world and the IT world are converging, with more and more devices becoming network enabled. Like PCs and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible on a corporate network, where they can be controlled, managed and monitored from centralized and/or remote locations. OnGoer installs on PCs and servers, and support a product architecture that allows them to control, monitor and manage any device connected to them via the network.

Markets

Based on the long-term objective of becoming the industry standard software for controlling and monitoring AV devices, management has developed a sales and marketing strategy to aggressively pursue two vertical markets with the company’s products: healthcare (particularly advanced operating rooms) and law enforcement (particularly digital arraignments and warrants).

Simtrol’s core value to operating room companies is the replacement of proprietary architecture with open PC architecture to control and monitor all operating room (OR) devices. This provides more technical flexibility, better scalability and a simpler design while lowering costs.

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

AMX, headquartered in Richardson, Texas, offers control applications such as control and automation systems for corporate boardrooms, meeting facilities, professional sporting arenas, museums, hospital operating rooms, transportation systems, schools and residences. Headquartered in Rockleigh, New Jersey, Crestron designs and manufactures control and automation systems for corporate, industrial, educational, and residential markets.

Both Crestron and AMX offer hardware-based control systems, the cores of which are proprietary controllers fitted with proprietary cards and connectors manufactured by or for them, and running proprietary software systems. These proprietary controllers communicate with controlled devices by means of code written in proprietary software languages (each company has developed its own). Integrators who re-sell systems from each of these companies must send their technical personnel to training courses offered by the companies themselves and by several independent organizations.

Because OnGoer is a software-based control system designed to run on commodity PC hardware, we believe we have several advantages over AMX and Crestron. The PC industry is a vast marketplace with enormous economies of scale. Computer hardware including touch screens, wireless Smart Displays, and serial ports are extremely powerful and inexpensive. Innovative and wireless network-enabled devices are regularly introduced into the mass PC market. There are advantages for end customers in familiarity and cost compared to proprietary, hardware-based control systems.

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

Factors Affecting Future Performance

The following summarizes certain of the risks inherent in our business:

We have limited available cash, are currently burning cash quickly, and may not have sufficient cash to continue our business operations.

As of December 31, 2007, we had cash or cash equivalents of approximately $256,000. We are currently burning cash at an estimated rate of approximately $250,000 per month. Moreover, management expects this rate to increase in future months as we engage in further expenditures to develop our business infrastructure and pursue our business plan. We sold $1,500,000 of securities consisting of convertible notes payable and warrants in January 2008, and we believe we will have working capital sufficient to meet operating expenses and capital requirements through approximately the second quarter of 2008. We will need to obtain additional capital to conduct operations beyond the third quarter of 2008. Even if we obtain additional equity capital, we may not be able to execute our current business plan and fund business operations for the period necessary to achieve positive cash flow. In such case, we might exhaust our capital and be forced to reduce expenses and cash burn to a material extent, which would impair our ability to achieve our business plan. If we run out of available capital, we might be required to pursue highly dilutive equity or debt issuances to finance our business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by our shareholders. No assurance can be given that any source of additional cash would be available to us. If no source of additional cash is available to us, then we would be forced to significantly reduce the scope of our operations or possibly seek court protection from creditors or cease business operations altogether.

We may not be able to achieve or sustain profitability.

After 20 years of operations, we have not reported any profits for a full year of operations and, as of December 31, 2007, we had an accumulated deficit of $71.8 million. We may not be able to achieve or sustain profitability in the future, as sales of our OnGoer product have not proven to be sufficient to fund our operations. As a result, we may incur additional losses and negative cash flow from operations for the foreseeable future.

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

We may be unable to evaluate our business and to forecast our prospects accurately, which may prevent us from meeting the product demands of our potential customers in a timely manner.

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

There is no industry standard for the control of AV systems. Generally, the market is dominated by proprietary, closed-architecture control systems by manufacturers such as AMX and Crestron. Our open-architecture, PC-based control system, which we believe provides greater flexibility at a lower cost for end-users than the traditional proprietary systems, is a relatively new technology for the market. Given the relatively short operating history of such PC-based systems, it is impossible to determine at this time whether or not PC-based systems will gain wide acceptance in the marketplace. To increase our sales, we must establish a greater presence in the AV system control market by convincing AV integrators and IT Managers and ultimately end-users, to utilize a PC-based control system rather than the traditional proprietary systems. There can be no assurance that use of PC-based control systems, such as our OnGoer, will be accepted by the industry. If the use of PC-based AV control systems is not accepted in the marketplace or if another industry standard is adopted, our projected sales will not materialize, thereby causing potentially poor financial performance.

We have very few current customers and our sales cycle is very long.

To date, we have signed revenue-producing contracts to provide services to only a small number of customers. During 2007, 100% of our revenues were from five customers. Further, we do not have long-term contracts with these or any other customers, so customers could stop purchasing products at any time. The loss of any major customer, or any reduction in purchases by these customers, could significantly harm our business. In selling our services, management generally experiences an extremely lengthy sales approval process. Accordingly, we anticipate that our revenues will increase gradually and we will achieve profitability only if we successfully secure long-term revenue-producing contracts with many new customers. The current economic conditions may further extend our sales cycle and make new customer sales very uncertain and expensive. Delays in completing a sale are costly and cause us to incur losses for a longer period than forecasted. These delays also place us at a continual risk of running out of capital, and cause us to continue to expend time and energy seeking additional capital. Our customers generally are significantly larger than we are and have significant bargaining power to demand low prices and on terms and conditions that may further make it difficult to achieve profitability.

We rely on third parties for the sale of our products.

Sales of our OnGoer and Curiax products are primarily made through third-party OEMs and AV integrators. Generally, we do not have initial access to the end-users of AV systems in the marketplace and must, therefore, rely on third parties for the distribution and sale of our products. We have entered into dealer agreements with third-party OEM and AV integrators for the sale of our products. However, such agreements are non-exclusive and such third parties may, therefore, also sell products that directly compete with ours. In addition, such agreements may be terminated at any time. If our relationships with such third-party OEMs and AV integrators were terminated, we would have to seek a new distribution channel for our products, which would potentially have a material adverse effect on our operations.

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

Competition in the command and control and video communications markets is intense. In the command and control market, our primary competitors are AMX and Crestron. We compete with AMX and Crestron on features such as ease of use, scalability and price. Although we feel that our PC-based system is superior to the proprietary systems developed by AMX and Crestron in each of these areas, we do not have the name recognition in the industry that is currently enjoyed by AMX and Crestron, which may result in fewer sales of our products. In addition, both AMX and Crestron have greater financial and personnel resources than we do. Given their market share, resources and reputation, if either or both of these companies choose to develop a PC-based control system, it could have a serious adverse effect on our results of operations. In addition, as use of AV systems becomes more widespread in both businesses and homes, we expect other competitors, some with significantly greater technical and financial resources such as Microsoft, to enter the marketplace. If any such competitors choose to develop their own PC-based control systems, rather than licensing software from us, it could have a serious adverse effect on our sales. If we cannot continue to offer new command and control and videoconferencing products with improved performance and reduced cost, our competitive position will erode. Moreover, competitive price reductions may adversely affect our results of operations.

Our success will depend in part upon our ability to safeguard our software and other intellectual property.

We rely on a combination of patents, copyrights, trade secret laws and licensing agreements to protect our software and other intellectual property. There can be no assurance that these measures taken by us will provide significant proprietary protection of our intellectual property or that competitors will not be able to legitimately ascertain proprietary information embedded in our products which are not covered by such measures. In such case, we may be precluded from preventing our competitors from making use of such information.

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

We currently license technology for use in our OnGoer and Curiax Arraigner products and may, from time to time, be required to license additional technology from third parties to develop new applications or application enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party licenses required to develop new applications and application enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could have an adverse effect on our business.

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

Trading of our Common Stock is conducted on the Over The Counter Bulletin Board (the “OTC Bulletin Board”). Trading activity in our Common Stock has fluctuated and at times been limited. We cannot guarantee that a consistently active trading market will develop in the future. A holder of our Common Stock may find it difficult to dispose of or to obtain quotations as to the market value of our Common Stock.

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

Research and Development

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2007 our expenditures for research and development of new products or new components for our OnGoer and Curiax products totaled $828,564, an increase of 99% from the total expenditures of $416,982 in 2006.

Employees

As of December 31, 2007, we employed nineteen persons full time, including two executive officers. Of the full-time employees who were not executive officers, ten were engaged in research and development and operations, two in service, four in sales, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 10,000 square feet of leased office space in Norcross, Georgia, under a 60-month lease which expires in October 2012. Monthly rent is approximately $11,500 including common area maintenance charges, taxes, and insurance.

We believe that our current facilities are adequate for our current requirements.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

From January 1, 2002 to May 21, 2003, our Common Stock traded on the OTC Bulletin Board under the symbol “SMOL.” Our Common Stock traded on the Pink Sheets under the symbol “SMOL” from May 22, 2003 to May 6, 2004. From May 7, 2004 to June 17, 2004, our Common Stock traded on the Pink Sheets under the symbol “SMRL.” On June 18, 2004, our Common Stock began trading on the OTC Bulletin Board under the symbol “SMRL,” where it currently trades.

The following table sets forth the quarterly high and low bid quotations per share of Common Stock on the OTC Bulletin Board and the Pink Sheets as reported for the periods indicated. These prices also represent inter-dealer quotations without retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter	$1.25	$0.51
Second Quarter	0.75	0.36
Third Quarter	0.90	0.25
Fourth Quarter	0.51	0.25

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter	$2.80	$0.27
Second Quarter	2.25	1.01
Third Quarter	1.55	0.90
Fourth Quarter	1.30	0.60

As of March 28, 2008, there were approximately 700 holders of record and approximately 2,900 beneficial holders of our Common Stock.

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

On December 31, 2007, we issued 7,876 shares of Common Stock to members of our Board of Directors in lieu of cash fees for attendance at Board meetings during the three months ended December 31, 2007. The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act. In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

The following table provides information as of December 31, 2007 regarding the Company’s compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	4,401,375	$0.94	1,598,625
Equity compensation plans not approved by security holders	16,434,774	$0.60	-
Total	20,836,149	$0.67	1,598,625

See note 3 to the consolidated financial statements for a description of the Company's 2002 Equity Incentive Plan.
__________________________

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

Overview

We used $2,639,991 in cash from operating activities in 2007, primarily due to our loss of $4,905,483. Our net loss increased during 2007 primarily due to a significant increase in personnel costs during the year to accelerate our product development and sales and marketing efforts.

During 2007, we used $125,677 in investing activities primarily to purchase new computer equipment and leasehold improvements on our new office space. Leasehold improvements will be amortized over the shorter of the estimated useful life or the life of our new office lease and computer equipment depreciated over estimated useful lives, on a straight-line basis. During 2006, we used $5,200 in investing activities for purchases of equipment. We also issued $26,000 and $52,000 in 2007 and 2006, respectively, of our common stock in conjunction with the acquisition of the remaining 50% interest in a joint venture that we did not previously own (see Note 11 to the consolidated financial statements). Cash received from financing activities during 2007 included $331,000 of notes payable originated by three investors, including one member of our board of directors, as well as net proceeds of approximately $2,809,000 from the Series B convertible preferred private placement we closed on March 16, 2007. See Notes 5 and 6 to our consolidated financial statements.

Cash used in financing activities in 2006 included $12,000 for the return of a deposit received from a potential investor in a cancelled offering at December 31, 2005. We received $250,000 from investing activities during 2006 for the sale of our patent technology related to our former videoconferencing business. See Note 7 to the consolidated financial statements. We issued a $37,000 note payable to one member of the board of directors on June 9, 2006. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213 (see Note 5 to the consolidated financial statements). We also received $250,000 from the exercise of stock options by two members of our Board of Directors (see Note 6 to the consolidated financial statements). During 2006, we issued $379,000 in notes payable to one member of our board of directors.

During 2007, our total assets increased approximately 133% to $665,117 at December 31, 2007 from $285,908 at December 31, 2006. The increase in assets was primarily due to the proceeds from issuance of our Series B convertible preferred stock on March 16, 2007 in a private placement (see Note 6 to our consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities decreased $1,638,182, or 84%, due primarily to the elimination of a dividend payable on the covenant default of the Company’s Series A convertible preferred stock of $1,171,863 as of December 31, 2006, as well as the exchange of notes payable in the offering ($387,351 principal and interest outstanding at December 31, 2006). See note 5 to the consolidated financial statements.

See Note 2 to the consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

LIQUIDITY AND SOURCES OF CAPITAL

General

Due to recurring losses from operations, an accumulated deficit, negative working capital and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, our independent registered public accountants’ audit opinion states that these matters have raised substantial doubt about the Company’s ability to continue as a going concern for the year ended December 31, 2007. As of December 31, 2007, we had cash, cash equivalents and certificate of deposit totaling $358,220. We have relied on periodic issuances of common stock, convertible debt, and notes payable since the fourth quarter of 2001 to sustain our operations. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our OnGoer and CuriaxTM product lines. There can be no assurance that we will be successful in our attempts to develop and deploy our OnGoer and Curiax Arraigner product lines, to generate positive cash flows or raise sufficient capital essential to our survival. To the extent that we are unable to generate or raise the necessary operating capital, it will become necessary to curtail operations. Additionally, even if we do raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows.

On January 22 and 23, 2008, we completed the sale of $1,500,000 of securities in a private placement. The net proceeds of this offering will be used for working capital and general corporate purposes. We may require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. The accompanying consolidated financial statements contemplate our continuation as a going concern. However, the Company has sustained substantial losses from operations in recent years, and such losses have continued through December 31, 2007.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis and attract additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Triton’s compensation will consist of cash and restricted shares of our common stock over the term of the Agreement. A monthly cash retainer of $10,000 will be paid by us. Additionally, 640,000 restricted shares of our common stock will be earned ratably over the 24-month term of the Agreement by Triton.

We expect to spend less than $125,000 on capital expenditures in 2008.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists or product delivery has occurred or services rendered, the sales price to the customer is fixed and determinable, and collectability is reasonably assured. Certain judgments affect the application of our revenue policy. Revenue consists of the sale of device control software and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from OnGoer software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts. Revenue on maintenance contracts is recognized over the term of the related contract.

•
Capitalized software research and development costs. Our policy on capitalized software costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. The Company did not capitalize any software development costs during either 2007 or 2006 and all assets were fully amortized by December 31, 2006. Total capitalized software costs are $2,208,070 and all amounts were previously amortized.

•
Impairment of Assets/Investments. We record impairment losses on assets and investments when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. No impairment was recorded in 2007 or 2006.

•
Stock-Based Compensation. Stock option awards are granted with an exercise price equal to or greater than the market price of our stock on the date of the grant in accordance with the our 2002 Equity Incentive Plan. The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees. The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Results of Operations

Revenues

Revenues were $191,053 and $224,692 in 2007 and 2006, respectively. The 15% decrease in revenues from 2006 to 2007 was primarily due to a decrease in software revenues of $66,190, as software revenues during 2006 included a $78,000 multi-site sale to an integrator for implementation at one end user who previously purchased our software in 2004, offset partially by increased programming services revenue of approximately $32,551. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products. See Note 8 to our consolidated financial statements.

Gross Profit

Gross profit as a percentage of revenues was approximately 99% and 97% in 2007 and 2006, respectively.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $2,956,697 and $1,502,983 for 2007 and 2006, respectively. The increase in 2007 compared to 2006 resulted primarily from (i) higher payroll costs during the current period as we increased headcount during 2007 to expand our product development and sales efforts, and (ii) stock payments totaling $490,381 made to Triton Business Development Services as part of a strategic consulting agreement, partially offset by a decrease in stock based compensation of $184,253 as the Company recorded stock-based compensation of $279,720 during 2007 and $463,973 during 2006, which included $308,721 recorded in June 2006 to reflect the fair value of the stock options granted to non-employee directors at that time.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $828,564 and $416,982 for 2007 and 2006, respectively. The increase in expense was due mainly to the hiring of additional software development personnel as well as the use of third-party development personnel and outsourced software development services during the current period.

During 2007 and 2006, respectively, stock-based compensation of $98,883 and $41,154 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other income/(expense)

Other expense of ($1,308,441) for 2007 consisted primarily of the $772,655 expense to record to value of warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, $578,611 of expense recorded due to the increased fair value of the warrants modified in September 2007, partially offset by interest earned on cash balances during the year.

Other income of $238,826 for 2006 consisted primarily of the $250,000 we received from licensing our patent portfolio related to our older videoconferencing technology.

Net Loss

Net loss for 2007 was $4,905,483 compared to a net loss of $1,462,187 for 2006. The greater loss during the current period was due primarily to the significant increase in operating expenses that resulted from hiring additional sales and research and development personnel during 2007, $490,381 recorded for share-based payments to Triton Business Development Services for consulting services, $772,655 recorded for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock, and the $578,611 warrant modification expense. Also, during 2006, we received $250,000 from the licensing of our patent portfolio related to our older videoconferencing technology.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this Item 7 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management reports in this annual report.

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in accordance with accounting principles generally accepting in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization. In 2007, the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. However, due to its limited financial resources, there is only limited segregation of duties within the accounting function, leaving most significant aspects of financial reporting in the hands of the Chief Financial Officer.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

In connection with its audit of our consolidated financial statements as of December 31, 2007 and for the year ended December 31, 2007, Marcum & Kliegman LLP advised our management and Audit Committee of the Board of Directors that it had identified a deficiency in internal controls, which was designated a "material weakness", as defined below. The material weakness indicated that there was difficulty in evaluating, applying, and documenting complex accounting principles, and in preparing a complete report without major errors, within our accounting function. The Company initially failed to properly record the beneficial conversion feature associated with the Series B Convertible Preferred Stock offering, and the financing expense for the conversion of notes payable for Series B Convertible Preferred Stock.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(15(f) under the Securities Exchange Act of 1934, as amended). Our management including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2007, the effectiveness of our internal control over financial reporting using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation , the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2007, were not effective in providing reasonable assurances regarding reliability of financial reporting, for the reasons set forth above in “- Evaluation of Disclosure Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On March 24, 2008, five shareholders converted 139 shares of the Company’s Series B Convertible Preferred Stock to 278,000 shares of the Company’s common stock.

On March 26, 2008, two shareholders converted 145 shares of the Company’s Series B Convertible Preferred Stock to 290,000 shares of the Company’s common stock.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANACE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this Item is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 29, 2008, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item will be presented in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 29, 2008, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be presented in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 29, 2008, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be presented in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 29, 2008, and is incorporated herein by reference.

ITEM 13. EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company’s Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as “2005 SB-2”), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 2”), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 3”), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as “S-1”); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as “1993 10-K”); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as “1994 10-K”); (vii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as “1998 10-K/A”) filed on April 30, 1999 , (viii) the Company's Form S-8 Registration Statement (File No. 333-148890), (referred to as “Option Plan S-8”) filed on January 28, 2008, (ix) the Company's Registration Statement on Form S-3 amended January 31, 1999 (“1999 S-3”), (x) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (referred to as “2001 10-Q”) filed November 14, 2001, (xi) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 10-KSB”) filed April 17, 2007, or (xii) the Company’s 2002 proxy statement on Schedule 14A (referred to as “2002 Proxy Statement”) filed on April 24, 2002.

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company, as amended through March 8, 2007 (2006 10-KSB)

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

4.1	Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	2002 Equity Incentive Plan (2002 Proxy Statement)

*10.5	2002 Equity Incentive Plan Form S-8 (Option Plan S-8)

*10.6	License Agreement between ACIS, Inc. and the Company dated September 9, 1999 (1999 S-3)

*10.7	First Amendment and Modification of ACIS, Inc. warrant agreement dated September 7, 2001 (2001 10-Q, Exhibit 10.2)

*10.8	ACIS Technology License Agreement between ACIS, Inc. and the Company dated September 27, 2001 (2001 10-Q, Exhibit 10.1)

*10.9	Triton Business Development Services Engagement Agreement dated January 31, 2007 (2006 10-KSB)

21.1	Subsidiaries of the Company

23.1	Consent of Marcum & Kliegman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1(1)	Section 1350 Certifications

* Previously filed
(1) In accordance with Item 601(b)(32) of Regulation S-B, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 29, 2008, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMTROL, INC.

By:	/s/ Richard W. Egan
Date: March 28, 2008	Richard W. Egan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	March 28, 2008
Dallas S. Clement

/s/ Richard W. Egan	Chief Executive Officer	March 28, 2008
Richard W. Egan	(Principal Executive Officer)

/s/ Stephen N. Samp	Chief Financial Officer	March 28, 2008
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Adam D. Senter	Director	March 28, 2008
Adam D. Senter

/s/ Lee D. Wilder	Director	March 28, 2008
Lee D. Wilder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Simtrol, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Simtrol, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity/(deficiency) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simtrol, Inc. and Subsidiaries, as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at December 31, 2007, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
March 28, 2008

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$256,358
Certificate of deposit	101,862
Accounts receivable, net	27,232
Prepaid expenses and other current assets	35,779

Total Current Assets	421,231

LONG-TERM ASSETS
Property and equipment, net	117,285
Right to license intellectual property	115,143
Other long-term assets	11,458

TOTAL ASSETS	$665,117

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$169,243
Accrued expenses	126,903
Deferred revenue	462
Common stock to be issued	26,000

Total Current Liabilities	322,608

Common stock to be issued, less current portion	26,000
Deferred rent payable, less current portion	11,967

TOTAL LIABILITIES	360,575

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.00025 par value; 800,000 shares authorized;770,000 shares of Series A Convertible Preferred Stock designated; 728,664 outstanding; liquidation value of $2,185,992; 4,700 shares of Series B Convertible Preferred Stock designated and issued; liquidation value of $3,525,000	183
Common stock, authorized 40,000,000 shares of $.001 par value; 7,314,371 shares issued and outstanding	7,314
Additional paid-in capital	72,119,986
Accumulated deficit	(71,822,941)

Total Stockholders’ Equity	304,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,117

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Software licenses	$97,584	$159,659
Service	93,469	65,033
Total revenues	191,053	224,692
Cost of revenues
Software licenses	2,834	3,873
Service	-	1,867
Total cost of revenues	2,834	5,740
Gross profit	188,219	218,952

Operating expenses
Selling, general and administrative	2,956,697	1,502,983
Research and development	828,564	416,982

Total operating expenses	3,785,261	1,919,965

Loss from operations	(3,597,042)	(1,701,013)

Other income/(expenses):
Other income/(expense)	42,825	(11,174)
Gain on sale of intellectual property	-	250,000
Increased fair value of warrants’ modification	(578,611)	-
Finance expense on conversion of notes payable	(772,655)	-
Total other income/(expense)	(1,308,441)	238,826

Net loss	$(4,905,483)	$(1,462,187)
Dividend on covenant default of convertible preferred stock	-	800,613
Preferred stock dividend	599,917	-
Deemed preferred dividend	939,118	-
Net loss attributable to common stockholders	$(6,444,518)	$(2,262,800)
Net loss per common share attributable to common stockholders-basic and diluted	$(1.04)	$(0.52)

Weighted average number of common shares outstanding	6,204,921	4,349,737

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
For the Years Ended December 31, 2007 and 2006

	Common stock		Preferred Stock		Additional Paid-in capital	Accumulated deficit	Total
	Number of Shares	Par value	Number of Shares	Par value

Balance, January 1, 2006	3,755,684	3,756	450,000	113	63,641,158	(63,916,236)	(271,209)

Net Loss for the period						(1,462,187)	(1,462,187)
Conversion of Series A Preferred Stock	261,336	261	(65,334)	(17)	(244)		-
Dividend payable on covenant default of convertible preferred stock					(800,613)		(800,613)
Issuance of common stock to directors	87,984	88			36,012		36,100
Stock-based compensation amortization					469,027		469,027
Exercises of stock options	625,000	625			249,375		250,000
Issuance of common stock for purchase	200,000	200			51,800		52,000
Balance, December 31, 2006	4,930,004	$4,930	384,666	$96	$63,646,515	$(65,378,423)	$(1,726,882)

Net Loss for the period						(4,905,483)	(4,905,483)
Issuance of Series B Preferred Stock			4,700	1	3,518,793		3,518,794
Conversion of Series A Preferred Stock	162,672	163	(40,668)	(10)	(153)		-
Issuance of Series A Preferred stock in modification			384,666	96	523,050		523,146
Issuance of common stock to directors	18,431	18			21,432		21,450
Stock-based compensation amortization					357,153		357,153
Warrant issued in Series A modification					245,620		245,620
Issuance of common stock for purchase of license agreement	100,000	100			25.900		26,000
Write off remainder of previously accrued dividend payable					403,097		403,097
Cashless warrant exercises	713,387	713			(713)		-
Warrants issued for notes payable exchange					772,655		772,655
Common stock dividend on Series A and B Convertible Preferred shares	604,977	605			599,312	(599,917)	-
Increase in fair value of warrants due to modification					578,611		578,611
Issuance of common stock for services	784,900	785			489,596		490.381
Deemed preferred dividend					939,118	(939,118)	-
Balance, December 31, 2007	7,314,371	7,314	733,364	183	72,119,986	(71,822,941)	304,542

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,905,483)		$(1,462,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intellectual property	-		(250,000)
Depreciation and amortization	80,080		9,733
Stock-based compensation	378,603		505,127
Issuance of stock for services	490,381		-
Issuance of warrants in conversion of notes payable to preferred stock	772,655		-
Increase in fair value of warrants’ modification	578,611		-
Note interest exchanged into offering	5,736
Changes in operating assets and liabilities:
Accounts receivable	57,137		(81,476)
Prepaid expenses and other current assets	(4,471)		1,922
Other long-term assets	(11,458)		-
Interest payable	-		8,351
Accounts payable	(98,836)		117,010
Accrued expenses	4,625		9,693
Deferred revenue	462		(19,144)
Deferred rent payable, less current portion	11,967		-
Net cash used in operating activities	(2,639,991)		(1,160,971)
Cash flows from/(used in) investing activities:
Purchases of property and equipment and leasehold improvements	(125,677)		(5,200)
Proceeds from sale of intellectual property	-		250,000
Net cash provided by/(used in) investing activities	(125,677)		244,800

Cash flows from /(used in) financing activities:
Increase in certificate of deposit	(100,000)		-
Net proceeds from exercise of stock options	-		250,000
Proceeds from notes payable issuance	331,000		416,000
Repayment of note payable	(14,286)		(37,000)
Deposit returned from cancelled offering	-		(12,000)
Cash overdraft	(1,420)		1,420
Net proceeds from stock issuances	2,808,594		-
Net cash provided by financing activities	3,023,888		618,420

Increase/(decrease) in cash and cash equivalents	258,220		(297,751)

Cash and cash equivalents, beginning of the year	0		297,751

Cash and cash equivalents, end of the year	$258,220		$0
Supplementary disclosure:
Interest paid	$3,085		$213
Income taxes paid	$-		$-

Supplemental schedule of non cash investing and financing activities:
Non cash investing and financing activities:
Supplemental schedule of non-cash investing and financing activities:
Dividend payable on covenant default of convertible preferred stock	$-		$800,613
Issuance of common stock in acquisition of JDS interest	$26,000	$	$ 52,000
Exchange of notes payable for Series B Preferred stock	$710,200		$-
Common stock dividend paid	$599,917		$-
Issuance of Series A Preferred stock as dividend payment on covenant default	$768,766		$-
Issuance of warrants as dividend payment on covenant default	$403,097		$-
Deferred offering costs	$16,600		$-
Deemed preferred dividend	$939,118		$-

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 – Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the "Company"), develops, markets, and supports software based audiovisual control systems and videoconferencing products that operate on PC platforms. The Company operates at a single facility in Norcross, Georgia and its sales are primarily in the United States.

NOTE 2 – Going Concern

As of December 31, 2007, the Company had cash, cash equivalents, and certificate of deposit totaling $358,220. Since inception, the Company has not achieved a sufficient level of revenue to support its business and has incurred recurring losses from operations, and has an accumulated deficit of approximately $71.8 million as of December 31, 2007. The Company has relied on periodic issuances of common stock, preferred stock, and convertible debt since the fourth quarter of 2001 to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its OnGoer® and CuriaxTM product lines.

On January 22 and 23, 2008, the Company completed the sale of $1,500,000 of securities in a private placement. The net proceeds of this offering will be used for working capital and general corporate purposes. See Note 13. Management continues to actively seek additional funding to continue to develop its products to generate income from operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	December 31, 2007	December 31, 2006
Options	4,401,375	1,775,025
Warrants	16,434,774	4,897,737
Convertible Preferred Stock	12,314,656	1,538,664
Total	33,150,805	8,211,426

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

The Company implemented FAS 123R in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $378,603 and $505,127 during 2007 and 2006, respectively. Of these totals, $98,883 and $41,154 were classified as research and development expense and $279,720 and $463,973 were classified as selling, general, and administrative expense in 2007 and 2006, respectively.

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility. The fair values for options issued during 2007 and 2006 were estimated at the date of grant using a Black-Scholes option-pricing model to be $1,648,047 and $373,349, respectively, with the following weighted-average assumptions:

	2007	2006

Assumptions
Risk-free rate	3.32%-4.97%	4.88-4.92%
Annual rate of dividends	0	0
Volatility	89-133%	90-148%

Average life	5 years	2.9 years

The Company estimated forfeitures at 0% for 2007 and 2006, respectively.

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

A summary of option activity under the Plan as of December 31, 2007 and changes during the year then ended are presented below:

		Weighted- Average	Weighted-Average Remaining	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding January 1, 2007	1,775,025	$1.40
Granted	2,904,600	$0.72
Exercised	-	$-
Terminated	(278,250)	$1.56
Outstanding at December 31, 2007	4,401,375	$0.94	7.7	$1,404,056
Exercisable at December 31, 2007	1,367,025	$1.42	4.6	$1,143,529

The weighted-average grant-date fair values of options granted during the years ended December 31, 2007 and 2006 were $0.57 and $0.24, respectively. There were no options exercised during 2007. The total intrinsic value of options exercised during 2006 was $106,007.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

As of December 31, 2007, there was $1,493,817 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.6 years. The total fair values of shares vested during the years ended December 31, 2007 and 2006 was $357,153 and $172,578, respectively.

At December 31, 2007, 1,598,625 options remain available for grant under the Company’s 2002 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2007	Life (Years)	Price	December 31, 2007	Price
$0.26-$0.48	2,066,000	6.89	$0.39	738,750	$0.40
$0.55-$0.90	1,254,600	8.56	$0.76	325,000	$0.69
$1.04-$2.00	955,000	8.90	$1.39	177,500	$1.96
$2.25-$2.50	65,300	3.89	$2.30	65,300	$2.30
$3.50-$4.80	32,150	2.48	$4.31	32,150	$4.31
$9.10-$55.00	28,325	2.53	$27.73	28,325	$27.73
	4,401,375	7.69	$0.94	1,367,025	$1.42

Revenue Recognition

Revenues consist of the sale of device control and monitoring software and digital arraignment software, videoconferencing systems and related maintenance contracts on these systems. The Company marketed and sold three different products during 2007 and 2006: its control and monitoring software, OnGoer®, digital arraignment software called Curiax ArraignerTM, and service of its older proprietary hardware and software product, Omega. Revenue consists of the sale of device control software and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from OnGoer software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts. Revenue on maintenance contracts is recognized over the term of the related contract.

As of December 31, 2007, there was $462 of deferred revenues. The Company did not have any sales of its Curiax digital arraignment software during either 2007 or 2006.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company does have cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2007.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of the probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the shorter of their estimated useful lives or lease terms, ranging from 3-10 years on a straight-line basis. Leasehold improvements made in 2007 will be amortized over the shorter of the useful life or over 60 months, the term of the initial lease on the company’s facility.

Software Development Costs

All software development costs are charged to expense as incurred until technological feasibility has been established for the product.  Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. The Company did not capitalize any software development costs during either 2007 or 2006 and all assets were fully amortized by December 31, 2006.

Income Taxes
The Company filed its federal and state tax returns for the years ended December 31, 2004, 2005, and 2006, respectively, during 2007.

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

The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of December 31, 2007 no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $18.0 million as of December 31, 2007, primarily relating to net operating loss carry forwards of approximately $46.9 million, which expire through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.0 million was established for the full value of the deferred tax asset. For the year ended December 31, 2007, the valuation allowance decreased by approximately $285,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Expected Statutory Rate	(34.00)%	(34.00)%
State income tax rate, net of federal benefit	(3.96)%	(3.96)%
	(37.96)%	(37.96)%
Permanent Difference	(10.45)%	-
Valuation Allowance	(27.51)%	(37.96)%
Net Actual Rate	0.00%	0.00%

Fair Value of Financial Instruments

Management believes that the carrying amounts of certain financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair values as of each balance sheet date given the relatively short maturity of each of these instruments. The fair value of the Company's debt approximates fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management's judgments associated with: determination of an allowance for doubtful accounts receivable, deferred income tax valuation allowance and the capitalization, depreciation and amortization of certain long-term assets (primarily software development costs), stock-based compensation, and impairment of assets. Actual results could differ from those estimates.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

In December 2006, FASB issued FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of EITF 00-19-2 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

NOTE 4 – Property and Equipment

Property and equipment consist of the following as of December 31, 2007:

Machinery and equipment	$130,078
Furniture and fixtures	6,619
Leasehold improvements	15,840
152,537
Less accumulated depreciation and amortization	(35,252)
$117,285

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Depreciation and amortization expense relating to property and equipment was $25,223 and $9,733 for the years ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

NOTE 5 – Related Party Transaction

In order to fund its operations, the Company issued a $37,000 note payable to one member of the Board of Directors on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, the Company repaid the note plus the accrued interest of $213.

As of March 16, 2007, the member of the Board of Directors had a total of $510,000 notes payable outstanding and he exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement. See Note 6. The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007. See Note 6.

NOTE 6 – Stockholders’ Equity/(Deficiency)

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

During 2007, the Company granted options to employees with three-year vesting periods at exercise prices equal to or greater than the fair value of the Company’s stock on these dates:

January 31, 2007-	1,400,000
March 14, 2007 -	200,000
April 10, 2007 –	75,000
May 30, 2007 –	75,000
June 25, 2007 -	75,000
August 6, 2007 -	25,000
August 11, 2007 -	150,000
August 14, 2007 -	5,000
August 22, 2007 -	35,000
September 1, 2007 -	25,000
October 4, 2007 -	35,000
October 10, 2007 -	25,000
October 22, 2007 –	50,000
December 11, 2007 –	729,600

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Triton’s compensation will consist of cash and restricted shares of the Company's common stock over the term of the Agreement. A monthly cash retainer of $10,000 will be paid by the Company. Additionally, 640,000 shares of the Company's common stock will be earned ratably over the 24-month term of the Agreement by Triton. The Company issued restricted shares of common stock pursuant to the Agreement as follows:

Date	Number of shares
January 31, 2007	11,200
February 28, 2007	26,700
March 31, 2007	26,700
April 30, 2007	26,700
May 31, 2007	26,700
June 30, 2007	26,700
July 31, 2007	26,700
August 31, 2007	26,700
September 30, 2007	26,700
October 31, 2007	26,700
November 30, 2007	26,700
December 31, 2007	26,700

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

On January 30, 2007, the Company received a notice of effectiveness from the State of Delaware regarding the Certificate of Amendment of Certificate of Incorporation of the Company (the "Amendment"), which modified the rights of the holders of the Company's Series A Convertible Preferred Stock. The Amendment provides for, among other things: (i) each holder of the Company's Series A Convertible Preferred Stock to receive one additional share of Series A Convertible Preferred Stock for each share owned; (ii) the addition of an 8% (based on stated value) noncumulative coupon, payable semi-annually in cash or common stock of the Company; (iii) pre-emptive rights for holders of the Company's Series A Convertible Preferred Stock; (iv) the addition of a redemption feature whereby the Series A Convertible Preferred Stock is callable at $3.75 per share at the option of the Company; (v) the addition of a mandatory conversion feature whereby the Series A Convertible Preferred Stock is automatically converted to common stock of the Company in the event that the bid price of the Company's common stock closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume of the Company's common stock is equal to or greater than $150,000; and (vi) the amendment of the provision requiring unanimous approval for an increase in the number of shares designated as Series A Convertible Preferred Stock to require a majority approval for an increase in the number of shares designated as Series A Convertible Preferred Stock. The Amendment also eliminated the working capital test that previously occurred at quarter end per the previous Series A Convertible Preferred Stock terms and increased the authorized number of Series A Convertible Preferred shares from the previous 450,000 to 770,000. On June 30, 2007, in accordance with the terms of the Certificate, the Company paid a dividend to the Series A shareholders of 58,035 shares of its common stock. The price of the stock on that date was $1.54. On December 31, 2007, in accordance with the terms of the Certificate, the Company paid a dividend to the Series A shareholders of 119,797 shares of its common stock. The price of the stock on that date was $0.73.

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

•
The Company was required to file a registration statement within sixty (60) days of the closing of this Offering and use its best efforts for it to be effective within sixty (60) days from its filing. In the event that these filing requirements were not met, the Company will pay the Investor (pro rated on a daily basis), as partial compensation for such failure, and not as a penalty, in the form of common stock, equal to one and one half percent (1.5%) of the purchase price of the registrable securities purchased from the Company and held by the Investor for each month (or portion thereof) until such Registration Statement has been filed. The Company filed a resale registration statement on Form SB-2 on May 14, 2007 to register the common stock underlying the Series B Convertible Preferred Stock, the common stock underlying the warrants issued in conjunction with the exchange of the notes payable, and the common stock underlying the warrants in the private placement. As of March 28, 2008, the registration statement has not been declared effective by the SEC

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

On March 16, 2007, three note holders, including one member of the Board of Directors, exchanged $696,500 principal and $13,700 interest due from the Company (totaling $710,200) under their notes payable for units in the private placement. In conjunction with the exchange, the Company issued the holders additional warrants to purchase an aggregate of 710,200 shares of the Company’s common stock at an exercise price of $0.375 per share. The warrants have five-year terms. The Company recorded a finance expense of $772,655 to recognize the fair value of the warrants granted to the noteholders. See Note 9.

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

On December 31, 2007, in accordance with the terms of the terms of the Series B Preferred stock, the Company paid a dividend to the Series B shareholders of 289,767 shares of its common stock. The price of the stock on that date was $0.73.

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

The Company issued 18,431 shares of restricted common stock valued at $21,450 to Board Members for attendance during 2007. The Company also issued 87,984 shares of restricted common stock valued at $36,100 to Board Members for attendance during 2006. All amounts were recorded at the fair value of the stock on the date of the issuances.

On November 28, 2006, the Company signed an agreement to acquire the remaining fifty percent (50%) membership interest in JDS from Integrated Digital Systems, LLX (“IDS”). Following the acquisition the Company owned 100% of JDS.

On November 28, 2006, the Company issued 200,000 shares of restricted common stock to IDS as partial consideration for purchasing the membership interest. See Note 11.

On November 22, 2007, the Company issued 100,000 shares of restricted common stock to IDS as partial consideration for purchasing the membership interest. See Note 11.

NOTE 7 – Stock Warrants

The Company has stock purchase warrants for 16,434,774 shares of common stock outstanding at December 31, 2007. A roll forward of the warrant totals for 2007 and 2006 is as follows:

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	2007	2006
Warrants outstanding at beginning of year	4,897,737	4,937,880
Granted	12,560,865	-
Exercised	(927,828)	-
Terminated	(96,000)	(40,143)
Warrants outstanding at December 31	16,434,774	4,897,737

The range of exercise prices of the warrants was $0.375 to $2.00 and the weighted average exercise price was approximately $0.60 at December 31, 2007. The range of exercise prices of the warrants was $0.75 to $2.40 and the weighted average exercise price was approximately $1.49 at December 31, 2006.

NOTE 8- Major Customers

Revenue from two customers comprised 72% of our revenues for 2007. Revenue from one customer of $78,000 comprised approximately 35% of our consolidated revenues for 2006. At December 31, 2007, accounts receivable from two different customers comprised 49% and 32%, respectively, of consolidated receivables.

Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The end users for the company’s products are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have been within management's expectations.

NOTE 9 - Operating Leases

The Company leases office space and equipment under noncancellable operating leases expiring at various dates through 2012. The Company moved to a new office location in October 2007 and has 60-month leases on its current office space and certain leased equipment. On July 20, 2007, the Company entered into a 60-month lease agreement with Narmada Partners, LLC to occupy new office space consisting of approximately 10,000 square feet in an office building in Norcross, Georgia. The Company occupied the space on October 11, 2007. The total amount of rent payable under the lease will be recognized on a straight-line basis over the term of the lease. Due to scheduled annual rental increases of approximately three percent during the term of the lease, the Company recognized additional rent expense and deferred rent payable totaling $16,488 at December 31, 2007. In addition to the base rental, the Company will be obligated for a percentage of the increase in operating expenses after 2007. The Company delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default. The Company collateralized the letter of credit with a $100,000 one-year certificate of deposit. An event of default occurs on the lease if the Company fails to pay any rental amounts within five days when due and such failure to pay continues for seven additional days following written notice from Narmada Partners, LLC of failure to pay. Upon an event of default, Narmada Partners, LLC may terminate the lease and demand payment of all remaining rent due and coming due under the remaining term of the lease.

The Company also maintains several operating leases related to copiers, telephone, equipment, and office furniture under various non-cancellable agreements expiring through November 2012.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

As of December 31, 2007, the future minimum lease payments are as follows:

2008	$169,339
2009	173,485
2010	174,652
2011	174,741
2012	138,958
Total	$831,175

Rent expense for all operating leases for the years ended December 31, 2007 and 2006 was $93,045 and $53,012, respectively.

NOTE 10- Litigation

The Company is not currently involved in any legal proceedings nor was it involved in any legal proceedings during 2007.

NOTE 11 – Acquisition of Justice Digital Solutions LLC

On February 15, 2006 Simtrol formed a joint venture with Integrated Digital Systems, LLC (“IDS”), an integrator based in Livonia, Michigan to develop and sell a judicial arraignment software solution based on the success of a deployment in Oakland County, Michigan. The new joint venture, Justice Digital Solutions L.L.C., a Michigan limited liability company ("JDS"), is headquartered in Michigan, with its development staff and testing center located in Norcross, Georgia.

IDS contributed to JDS all of IDS’ interest in a software license agreement between IDS and the County of Oakland, Michigan Constitutional Corporation, including the exclusive worldwide rights to copy, modify, market, distribute, and sublicense the software developed pursuant to the software license agreement (the “OakVideo Software”). The license agreement requires the licensee to pay a royalty equal to five percent of all software revenues for products based on the OakVideo Software for the period of the license agreement (initially 10 years from date of licensing agreement on October 28, 2005). Simtrol contributed to JDS a non-exclusive, worldwide, royalty-free license to integrate, copy, modify, market, distribute and sublicense Simtrol’s ONGOER and OnGuard software for use with and into the OakVideo Software, and Simtrol transferred to JDS any and all exclusive worldwide rights to copy, modify, market, distribute, and sublicense certain digital court recording software under development by Simtrol. JDS initially launched a judicial arraignment solution based on the integration of Simtrol’s products with the OakVideo Software in 2006.

On November 28, 2006, the Company signed an agreement to acquire an additional fifty percent (50%) membership interest in JDS from IDS. Following the acquisition the Company owned 100% of JDS.

As consideration for the transfer of the membership interest in JDS from IDS to the Company, the Company will issue Five Hundred Thousand (500,000) restricted shares of its common stock to IDS according to the following installment schedule:

•	Two Hundred Thousand (200,000) restricted common shares of the Company's capital stock to IDS on November 28, 2006;

•	One Hundred Thousand (100,000) restricted common shares of the Company's capital stock to IDS on November 22, 2007;

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

•	One Hundred Thousand (100,000) restricted common shares of the Company's capital stock to IDS on November 22, 2008; and

•	One Hundred Thousand (100,000) restricted common shares of the Company's capital stock to IDS on November 22, 2009.

In addition, JDS will pay IDS five percent (5%) of the gross revenues of JDS, from whatever source derived, during calendar year 2008 and two and one-half percent (2.5%) of the gross revenues of JDS during calendar year 2009.

NOTE 12 – Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount will be amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software (through October 2015). Amortization during 2007 totaled $14,857.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS in 2006. The $40,000 was amortized in 2007 as all applicable revenue with the customer was earned during 2007.

NOTE 13 – Subsequent Events

On January 2, 2008 one shareholder converted 24,000 shares of the Company’s Series A Convertible Preferred Stock to 96,000 shares of the Company’s common stock.

On January 3, 2008 the Company issued 10,000 shares of common stock in exchange for investor relations services performed for the Company by an investor relations consulting company. On February 5, 2008 the Company issued 105,000 shares of common stock in exchange for investor relations and consulting services performed for the Company by an investor relations consultant.

On January 22 and 23, 2008, Simtrol, Inc. (the "Company") completed the sale of $1,500,000 of securities in a private placement.

The net proceeds of this offering will be used for working capital and general corporate purposes. Important terms of the Convertible Notes include:

•	The Convertible Notes are unsecured, bear interest at the rate of 12% per annum, are payable six months from the issue date (“Maturity Date”) and can be pre-paid at any time without penalty.

•
If Simtrol closes a “Qualifying Next Equity Financing” before the Maturity Date, the then outstanding balance of principal and accrued interest on the Convertible Notes will automatically convert into shares of the “Next Equity Financing Securities” we issue. If we close a “Non-Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes can be converted, at the option and election of the investor, into shares of the “Next Equity Financing Securities” we issue.

•
A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of a Convertible Note in which we sell and issue any of our securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all our outstanding Convertible Notes) at a

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

•
price per share for equivalent shares of common stock that is not greater than $0.75 per share. A “Non-Qualifying Next Equity Financing” means that we complete a bona fide equity financing but we fail to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of common stock is greater than $0.75 per share. “Next Equity Financing Securities” means the type and class of equity securities that we sell in a Qualifying Next Equity Financing or a Non-Qualifying Next Equity Financing. If we sell a unit comprising a combination of equity securities, then the Next Equity Financing Securities shall be deemed to constitute that unit.

•
Upon conversion of a Convertible Note, we will issue that number of shares of Next Equity Financing Securities equal the quotient obtained by dividing the then outstanding balance of principal and accrued interest on the Convertible Notes by the price per share of the Next Equity Financing Securities.

•
Upon any default, Simtrol would be required to pay a 1% default fee on the outstanding balance. The default fee will be added to the outstanding balance and become due under the terms of the Convertible Note.

In conjunction with the January 22 and January 23, 2008, private placement, the Company also issued investors warrants to acquire 500,000 shares of our common stock at an exercise price of $0.75 per Share. The Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Warrant issue date or (ii) the closing of a change of control event.

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

On January 18, 2008, the Company granted options to purchase 50,000 shares of stock to a consultant. The options immediately vest, have a six-year life, and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

On January 28, 2008, the Company granted options to purchase 25,000 shares of stock to an employee. The options have a three-year vesting period and were granted at an exercise price equal to the fair value of the Company’s common stock on that date.

On February 19, 2008 one shareholder converted 16,000 shares of the Company’s Series A Convertible Preferred Stock to 64,000 shares of the Company’s common stock.

On February 26 and 27, 2008 the Company granted options to purchase 170,000 shares of stock to non-employee Board Members. The options vest immediately and were granted at an exercise price equal to the fair value of the Company’s common stock on those dates.

The Company issued restricted shares of common stock pursuant to the Triton Agreement as follows:

January 31, 2008 –	26,700
February 29, 2008 –	26,700

On March 24, 2008, five shareholders converted 139 shares of the Company’s Series B Convertible Preferred Stock to 278,000 shares of the Company’s common stock.

On March 26, 2008, two shareholders converted 145 shares of the Company’s Series B Convertible Preferred Stock to 290,000 shares of the Company’s common stock.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 14. Restatement of Prior Unaudited Quarterly Data

On June 30, 2007, in accordance with the terms of the Series A Convertible Preferred stock and the Series B Convertible Preferred stock, the Company paid a dividend to the Series A shareholders of 58,035 shares of its common stock and to the Series B shareholders 137,378 shares of its common stock which was not included in the June 30, 2007 or September 30, 2007 statements of operations with respect to net loss attributable to common shareholders. The price on that date was $1.54 which produced a total preferred dividend of $300,936. The effect of this preferred dividend is as follows for the three and six months ended June 30, 2007 and nine months ended September 30, 2007.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2007
Net loss- previously reported	$(881,575)	$(2,427,856)	$(3,982,557)
Deemed preferred dividend – previously reported	-	939,118	939,118
Net loss attributable to common stockholders – previously reported	$(881,575)	$(3,366,974)	$(4,921,675)
Preferred dividend	(300,936)	(300,936)	(300,936)
Net loss attributable to common stockholders, as restated	$(1,182,511)	$(3,667,910)	$(5,222,611)

Net loss per common share, basic and diluted -previously reported	$(0.14)	$(0.59)	$(0.82)
Net loss per common share, basic and diluted, as restated	$(0.19)	$(0.64)	$(0.87)
Weighted average shares outstanding, basic and diluted – previously reported	6,121,893	5,709,351	6,006,936