Form 10KSB/A
period 2007-12-31
SIMTROL  INC
filed 2008-04-29
CIK 846775

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
Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s revenues for the fiscal year ended December 31, 2007 were $191,053.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $3,325,223, based on the closing price of the registrant's common stock as quoted on the Over The Counter Bulletin Board on April 28, 2008. For the purposes of this response, officers, directors and holders of 5% or more of the registrant's common stock are considered to be affiliates of the registrant at that date.

As of April 28, 2008, registrant had 8,284,722 shares of $.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends Simtrol, Inc.’s (“Simtrol”) Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, originally filed on March 31, 2007 (the “Original Filing”). Simtrol is filing this Amendment to include the information required by Part III contained in the Original Filing as Simtrol will not file its definitive proxy statement within 120 days of the end of Simtrol’s fiscal year ended December 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Simtrol is including with this Amendment certain currently dated certifications. Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board Composition

The Company’s by-laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors. The Board of Directors has set the number of directors at four, each serving until the next annual meeting held by the Company. The Board presently consists of Dallas S. Clement, Richard W. Egan, Adam D. Senter, and Lee D. Wilder. All members of the Board of Directors, with the exception of Mr. Egan, are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer’s listing standards. Biographical information regarding these directors:

Dallas S. Clement, age 42, has served as a director since April 2001 and became chairman in June 2007. Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. (“Cox”) since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000. Mr. Clement joined Cox in 1990 as a Policy Analyst and was promoted to Manager of Investment Planning in January 1993, Director of Finance in 1994, and Treasurer in 1996. From April 1995 to December of 1996, Mr. Clement served as Assistant Treasurer for Cox Enterprises, Inc. and Cox.

Richard W. Egan, age 42, has served as a director and Chief Executive Officer of the Company since May 18, 2000. Mr. Egan joined the Company in June 1995 and served as National Account Manager until July 1996 when he took over the position of Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed President of the Company.

Adam D. Senter, age 50, has served as a director of Simtrol since January 2005. Mr. Senter had a varied and successful nineteen-year career with IBM from 1981-2000. He served as the Executive Vice President and Group President at Provant, Inc., a publicly traded performance improvement consulting and training company, from 2000-2003. Mr. Senter has served as chairman of Keowee Partners, LLC a private real estate investment and development company in South Carolina, since 2004.

Lee D. Wilder, age 56, has served as a director since February 2008. Ms. Wilder has been a private financial consultant since 2000. From 1983 to 2000, she was an equity research analyst and officer for The Robinson-Humphrey Company, Wachovia Securities, and J. C. Bradford & Co.

Meetings of the Board of Directors

During 2007, the Board of Directors met seven times. Each current director, with the exception of Ms. Wilder, who joined the Board in February 2008, attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and any committees on which such director served.

Committees of the Board of Directors

The Company’s Board of Directors has a standing Audit Committee. The Board of Directors does not have a standing Nominating or Compensation committee, such functions being reserved to the full Board of Directors.

Audit Committee. The Audit Committee is currently composed of Lee D. Wilder, Adam D. Senter, and Dallas S. Clement. The Audit Committee met four times during 2007. The Audit Committee’s principal functions are to recommend to the Company the appointment of independent auditors for the Company, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors’ findings and recommendations. The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company’s auditing accountants, or other accounting firms, other than as may be allowed by applicable law. All members of the Audit Committee are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer’s listing standards. The Board of Directors has determined that Dallas S. Clement is an “audit committee financial expert,” as defined in SEC rules.

The Company does not have a Nominating Committee. The Director selection and review are conducted by the entire Board of Directors. The Company believes that this is adequate based on the size and make-up of the current Board of Directors. The members of the Board of Directors have served as directors of the Company for between one and eleven years. The Company believes that this group of longstanding directors is capable of evaluating the performance of the current Board and the qualifications of proposed director nominees, and of determining the need for additional directors. The Board of Directors does not have a written charter or formal process governing the nominating process. The Board of Directors will consider director nominees recommended by shareholders. Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the Board, and able to represent the interests of all shareholders and not merely those of any special interest group. Shareholders wishing to suggest candidate(s) for consideration at the next Annual Meeting should submit their proposals to the Secretary of the Company at 520 Guthridge Court, Suite 250, Norcross, GA 30092 and include the candidate’s full legal name and complete list of professional qualifications.

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

Richard W. Egan, age 42, has served as a director and Chief Executive Officer of the Company since May 2000. Mr. Egan joined the Company in June 1995 and served as National Account Manager until July 1996 when he became Regional Sales Director. From February 1998 to June 1999, he served as Executive Vice President of Sales. In June 1999, Mr. Egan was appointed President of the Company.

Stephen N. Samp, age 43, joined the Company in April 2002 as Chief Financial Officer and Secretary. From February 2001 until March 2002 he served as an independent financial consultant. From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

Item 10. Executive Compensation.

Compensation of Officers

Our executive officers do not have written or unwritten employment agreements and serve at the will of the board of directors. Neither executive officer had a written or unwritten bonus plan during 2007. Messrs. Egan and Samp were granted non-qualified stock options to purchase 400,000 and 37,500 shares, respectively, on January 31, 2007, and 200,000 and 20,000, respectively, on December 11, 2007, in accordance with our 2002 Equity Incentive Plan, with exercise prices equal to the fair value of our common stock on that date and three-year vesting period, with vesting occurring on the anniversary date of the grant at the rate of 33%, 33%, and 34% annually.

The following table provides certain summary information for 2007 concerning compensation paid or accrued by us to or on behalf of our executive officers:

	SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Richard Egan - President and Chief Executive Officer	2007	$148,454	-	$61,557(1)	$210,011
	2006	$137,800		$41,719(1)	$179,519
Stephen Samp - Chief Financial Officer	2007	$125,580	$1,265	$28,862(1)	$155,707
	2006	$121,900	-	$35,494(1)	$157,394

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

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard Egan	1,250			$28.72	6/16/2008
	1,250			$10.00	12/21/2008
	7,500			$4.70	1/4/2010
	7,500			$40.00	12/31/2010
	5,000			$4.80	5/5/2012
	1,000			$2.00	7/24/2012
	7,500			$2.40	6/5/2013
	50,000			$2.00	6/20/2014
	25,000		25,000(1)	$0.90	7/20/2015
	25,000		25,000(2)	$0.55	11/7/2015
	3,750		11,250(3)	$0.48	8/23/2016
			400,000 (4)	$0.375	1/30/2017
			200,000 (5)	$0.80	12/10/2017
Stephen Samp	3,000			$4.80	5/5/2012
	1,000			$2.00	7/24/2012
	3,600			$2.40	6/5/2013
	45,000			$2.00	6/20/2014
	22,500		22,500(6)	$0.90	7/20/2015
	22,500		22,500(7)	$0.55	11/7/2015
	3,750		11,250(8)	$0.48	8/23/2016
			37,500 (9)	$0.375	1/30/2017
			20,000 (10)	$0.80	12/10/2017

(1)	Vesting dates of July 21, 2008, and July 21, 2009 (12,500 each date).
(2)	Vesting dates of November 8, 2007, November 8, 2008, and November 8, 2009 (12,500 each date).
(3)	Vesting dates of August 24, 2008, August 24, 2009, and August 24, 2010 (3,750 each date).
(4)	Vesting dates of January 31, 2008 (132,000), January 31, 2009 (132,000), and January 31, 2010 (136,000).
(5)	Vesting date of December 11, 2008 (66,000), December 11, 2009 (66,000), and December 11, 2010 (68,000).
(6)	Vesting dates of July 21, 2008, and July 21, 2009 (11,250 each date).
(7)	Vesting dates of November 8, 2008, and November 8, 2009 (11,250 each date).
(8)	Vesting dates of August 24, 2008, August 24, 2009, and August 24, 2010 (3,750 each date).
(9)	Vesting dates of January 31, 2008 (12,375), January 31, 2009 (12,375), and January 31, 2010 (12,750).
(10)	Vesting date of December 11, 2008 (6,600), December 11, 2009 (6,600), and December 11, 2010 (6,800).

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

DIRECTOR COMPENSATION DURING 2007

Name	Stock Awards ($)	Option Awards ($)	Total ($)
Dallas Clement	$3,400	-	$3,400
Adam Senter	$4,550	-	$4,550
Lee D. Wilder	-	-	-

Lee D. Wilder joined Simtrol board of directors in February 2008; therefore, she had no compensation during 2007.

Stock Option Plans

1991 Stock Option Plan. The 1991 Stock Option Plan as amended by our stockholders, provides for the grant of options to purchase up to an aggregate of 366,206 shares of our common stock. Under the terms of the 1991 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees and to those of our subsidiaries. The right to grant additional options under this plan expired in August 2001. Therefore, no additional grants of options will be made under this plan. At December 31, 2007, options to purchase 36,075 shares of common stock were outstanding under the 1991 Plan.

2002 Equity Incentive Plan. In June 2002 our shareholders approved the adoption of the 2002 Equity Incentive Plan for the Company’s and its wholly owned subsidiaries’ officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of our common stock. On April 22, 2004, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 750,000. On November 8, 2005, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 1,250,000. On June 26, 2006, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 2,500,000. On January 28, 2007, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 4,000,000. On August 31, 2007, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 6,000,000. Under the terms of the 2002 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees, and to those of the Company’s subsidiaries. At December 31, 2007, options to purchase 4,365,300 shares of common stock were outstanding under the 2002 Plan.

Item 11. Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 25, 2008 with respect to ownership of our outstanding common stock by (i) each of our directors and executive officers, (ii) all of our directors and executive officers, as a group and (iii) all persons known to us to own beneficially more than 5% of the outstanding shares of our common stock:

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Outstanding Shares

Dallas S. Clement	242,487	(2)	2.9%
Adam D. Senter	122,012	(3)	1.5%
Lee D. Wilder	60,000	(4)	*
Richard W. Egan	307,981	(5)	3.6%
Stephen N. Samp	113,725	(6)	1.3%
Larry M. Carr	1,352,334	(7)	15.2%
Edward S. Redstone	5,896,763	(8)	44.0%
A. John Knapp, Jr	716,138	(9)	8.0%
Frederick G. Wedell	505,055	(10)	5.9%
W. Cobb Hazelrig	605,055	(11)	7.0%
Glen E. Murer	452,796	(12)	5.2%
Vikas Group, Inc	1,756,978	(13)	17.6%
Hetesh Ranchod	624,211	(14)	7.0%
Rakesh Ranchod	636,331	(15)	7.2%
Triton Value Partners, LLC	865,000	(16)	10.4%
Donald B. Gasgarth	1,478,245	(17)	15.3%
Paul Freischlag, Jr	648,604	(18)	7.3%
Vestal Venture Capital	5,309,038	(19)	39.4%
Marc and Margaret Gorlin	845,958	(20)	9.3%
Oliver M. Cooper III	548,177	(21)	6.2%
Steve Gorlin	552,267	(22)	6.4%
Jarrett Gorlin	520,000	(23)	6.2%
All directors and executive officers as a group (5 persons)	846,205		5.8%
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

(2)
Consists of 60,435 shares owned directly, 30,000 shares issuable subject to conversion of certain notes payable, 30,552 shares issuable upon exercise of warrants, and 121,500 shares subject to stock options that are exercisable within 60 days.

(3)	Consists of 32,012 shares held directly and 90,000 options that are exercisable within 60 days.
(4)	Consists of 60,000 options that are exercisable within 60 days.
(5)
Consists of 6,231 shares held directly, 13,000 shares issuable upon the exercise of warrants, 10,000 shares issuable subject to conversion of certain convertible preferred stock, 12,000 shares issuable subject to conversion of certain notes payable, and 266,750 options that are exercisable within 60 days.

(6)	Consists of 113,725 shares of common stock subject to stock options that are exercisable within 60 days.
(7)
Consists of 734,681 shares held directly, 372,500 shares of common stock subject to stock options that are exercisable within 60 days, and 228,486 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 16,667 shares held in the name of OHA Financial, of which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares. Mr. Carr’s business address is 4751 Bonita Bay Blvd., Bonita Springs, FL.

(8)
Consists of 784,188 shares held directly, 363,000 shares subject to stock options that are exercisable within 60 days, 2,749,762 shares issuable upon the exercise of warrants, 2,000,000 shares issuable subject to conversion of certain convertible preferred stock and 63 shares owned by Mr. Redstone’s spouse. Mr. Redstone’s business address is 222 Merrimack Street, Suite 210, Lowell, MA 01852.

(9)
Consists of 11,645 shares owned directly, 295,002 shares of common stock subject to presently exercisable common stock purchase warrants, and 333,336 shares subject to conversion of certain convertible preferred stock. Also includes 31,615 shares owned by and 44,540 shares issuable upon the exercise of warrants that are exercisable within 60 days by Andover Group. Mr. Knapp is Chief Executive Officer and majority shareholder of Andover Group, Inc. Mr. Knapp’s business address is 910 Travis Street, Suite 2205, Houston, TX 77002.

(10)
Consists of 50,000 shares of common stock held directly and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 151,685 common shares and 253,370 shares of common stock subject to presently exercisable common stock purchase warrants held in the name of W&H Investment, of which Mr. Wedell is a principal.

(11)
Consists of 50,000 shares of common stock held directly and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants. Also includes 151,685 and 50,000 common shares and 253,370 and 50,000 shares of common stock subject to presently exercisable common stock purchase warrants held in the name of W&H Investment and Hazelrig Family Partnership, LLP, respectively, of which Mr. Hazelrig is a principal.

(12)
Consists of 16,155 shares of common stock held directly, 76,684 shares of common stock subject to presently exercisable common stock purchase warrants, and 266,672 shares subject to conversion of certain convertible preferred stock. Also includes 26,613 shares owned by Operation Dogbone, LLC and 66,672 shares issuable subject to conversion of certain convertible preferred stock. Owned by Operation Dogbone, LLC. Mr. Murer is the majority shareholder of Operation Dogbone, LLC. Operation Dogbone LLC’s business address is 201 Armour Dr. NE, Atlanta, GA 30324.

(13)
Consists of 53,034 shares held directly, 765,976 shares of common stock subject to presently exercisable common stock purchase warrants and 937,968 shares subject to conversion of certain convertible preferred stock. Vikas Group’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(14)
Consists of 24,211 shares held directly, 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock. Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(15)
Consists of 36,331 shares held directly 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock. Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(16)	Consists of 865,000 shares of common stock held directly. Triton’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.
(17)
Consists of 126,261 shares held directly, 751,984 shares of common stock subject to presently exercisable common stock purchase warrants and 600,000 shares subject to conversion of certain convertible preferred stock. Mr. Gasgarth’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(18)
Consists of 12, 177 shares held directly, 40,000 shares issuable subject to conversion of certain notes payable, 328,427 shares of common stock subject to presently exercisable common stock purchase warrants and 268,000 shares subject to conversion of certain convertible preferred stock. Mr. Freischlag’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(19)
Consists of 109,038 shares held directly, 320,000 shares issuable subject to conversion of certain notes payable, 2,480,000 shares of common stock subject to presently exercisable common stock purchase warrants and 2,400,000 shares subject to conversion of certain convertible preferred stock. Vestal Venture Capital’s business address is 6471 Enclave Way, Boca Raton, FL 33496.

(20)
Consists of 21,958 shares owned directly, 412,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 412,000 shares subject to conversion of certain convertible preferred stock. The Gorlin’s business address is 950 East Paces Ferry Road, Suite 2860, Atlanta, GA 30326.

(21)
Consists of 12,177 shares owned directly, 268,000 shares of common stock subject to presently exercisable common stock purchase warrants and 268,000 shares subject to conversion of certain convertible preferred stock. Mr. Cooper’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(22)
Consists of 267,632 shares held directly and 270,000 shares of common stock subject to presently exercisable common stock purchase warrants. Mr. Gorlin’s business address is 1234 Airport Rd. Suite 105, Destin, FL 32541.

(23)
Consists of 267,632 shares held directly and 260,000 shares of common stock subject to presently exercisable common stock purchase warrants. Mr. Gorlin’s business address is 34 Peachtree Street, Suite 1000, Atlanta, GA 30303.

Item 12.  Certain Relationships and Related Transactions

We issued a $37,000 note payable to Edward Redstone, a former director of the Company, on June 9, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. On June 30, 2006, we repaid the note plus the accrued interest of $213.

We issued $379,000 of additional notes payable to Mr. Redstone during the year ended December 31, 2006. The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes.

We issued notes payable of $131,000 to Mr. Redstone during the three months ended March 31, 2007. The debt accrued interest at 12% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes. He exchanged $496,500 of the notes and accrued interest of $11,289 for 677 shares of Series B Preferred Stock and warrants to purchase 1,354,000 shares of common stock in a private placement on March 16, 2007. In conjunction with the exchange, we issued Mr. Redstone additional warrants to purchase an aggregate of 507,789 shares of the Company’s common stock at an exercise price of $0.375 per share. The warrants have five-year terms. The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The Company has engaged Marcum & Kliegman LLP as the Company’s independent accountants to review and audit the Company’s financial statements for the fiscal year ending December 31, 2008.

Audit Fees. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2007 and the review of the financial statements included in the Company’s Forms 10-QSB for 2007 was $92,000. The aggregate fees billed by Marcum & Kliegman LLP for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2006 and the review of the financial statements included in the Company’s Forms 10-QSB for 2006 was $80,500.

Audit-Related Fees. There were no fees charged during 2007 and 2006 for audit-related services.

Tax Fees. No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum & Kliegman LLP during 2007or 2006.

All Other Fees. During 2007, Marcum & Kliegman LLP billed the Company $20,000 for services performed in conjunction with the SEC Form SB-2 filed by the company in May 2007. No other fees were paid to Marcum & Kliegman LLP during 2006.

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

SIMTROL, INC.

	By:	/s/ Richard W. Egan
Date: April 29, 2008	Richard W. Egan, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	April 29, 2008
Dallas S. Clement

/s/ Richard W. Egan	Chief Executive Officer	April 29, 2008
Richard W. Egan

/s/ Stephen N. Samp	Chief Financial Officer	April 29, 2008
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Adam D. Senter	Director	April 29, 2008
Adam D. Senter

/s/ Lee D. Wilder	Director	April 29, 2008
Lee D. Wilder