Form 10-Q
period 2008-03-31
SIMTROL  INC
filed 2008-05-20
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-10927

SIMTROL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2028246
(State of	(I.R.S. Employer
incorporation)	Identification No.)

520 Guthridge Ct., Suite 250
Norcross, Georgia 30071	(770) 242-7566
(Address of principal executive offices)	(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

As of May 19, 2008, registrant had 8,411,422 shares of $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Three Months Ended March 31, 2008

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of
	March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

	Item 4T.Controls and Procedures	13

PART II	OTHER INFORMATION

	Item 6. Exhibits	14

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31,
Current assets:	(unaudited)	2007
Cash and cash equivalents	$903,974	$256,358
Accounts receivable, net	16,095	27,232
Prepaid expenses and other assets	95,256	19,178
Total current assets	1,015,325	302,768

Certificate of deposit-restricted	102,984	101,862
Debt issuance costs, net	17,500	16,601
Property and equipment, net	121,398	117,285
Right to license intellectual property, net	111,430	115,143
Other assets	11,458	11,458
Total assets	$1,380,095	$665,117

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable	$208,690	$169,243
Accrued expenses	105,919	127,365
Convertible notes payable, net of debt discount of $333,278	1,166,722	-
Common stock to be issued	26,000	26,000
Total current liabilities	1,507,331	322,608

Common stock to be issued, less current portion	26,000	26,000
Deferred rent payable, less current portion	13,326	11,967

Total liabilities	1,546,657	360,575

Stockholders' (Deficiency)/Equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 688,664 and 728,664 outstanding; liquidation values of $2,065,992 and $2,185,992	171	182
Series B Convertible: 4,700 shares designated; 4,416 and 4,700 outstanding; liquidation values of $3,312,000 and $3,525,000	1	1
Common stock, 40,000,000 shares authorized; $.001 par value; 8,238,722 and 7,314,371 issued and outstanding	8,239	7,314
Additional paid-in capital	73,081,470	72,119,986
Accumulated deficit	(73,256,443)	(71,822,941)
Total stockholders' (deficiency)/equity	(166,562)	304,542
Total liabilities and stockholders’ (deficiency)/equity	$1,380,095	$665,117

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Software licenses	$12,688	$14,224
Service	67,209	20,000
Total revenues	79,897	34,224
Cost of revenues:
Software licenses	-	372
Service	26,137	11,058
Total cost of revenues	26,137	11,430
Gross profit	53,760	22,794
Operating expenses:
Selling, general, and administrative	907,473	667,503
Research and development	348,462	123,671
Total operating expenses	1,255,935	791,174
Loss from operations	(1,202,175)	(768,380)

Other income/(expense):
Finance expense on conversion of notes payable	-	(772,655)
Finance expense	(237,518)	-
Interest income	6,191	-
Interest expense	-	(5,246)
Total other income/(expense), net	(231,327)	(777,901)

Net loss	(1,433,502)	(1,546,281)
Deemed dividend on convertible preferred stock	-	(939,118)
Net loss attributable to common stockholders	$(1,433,502)	$(2,485,399)

Net loss per common share:
Basic and Diluted	$(0.19)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	7,584,404	5,292,225

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,433,502)	$(1,546,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	54,735	204,157
Depreciation and amortization	35,675	16,103
Amortization of debt discounts	198,798	-
Stock-based compensation	287,336	70,349
Issuance of warrants upon conversion of notes payable to preferred stock	-	772,655
Changes in operating assets and liabilities	26,048	(67,696)
Net cash used in operating activities	(830,910)	(550,713)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment and net cash used in investing activities	(16,495)	(5,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	1,495,021	331,000
Net proceeds from stock issuances	-	2,808,594
Net cash provided by financing activities	1,495,021	3,139,594

Increase in cash and cash equivalents	647,616	2,583,511
Cash and cash equivalents, beginning of the period	256,358	-
Cash and cash equivalents, end of the period	$903,974	$2,583,511

Supplemental schedule of non-cash investing and financing activities:

Beneficial conversion feature of notes payable and warrant fair value	$532,076	$-
Issuance of Series A Preferred as dividend payment on covenant default	$-	$768,766
Issuance of warrants as dividend payment on covenant default	$-	$403,097
Exchange of notes payable for Series B Preferred stock	$-	$710,200

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the “Company”), develops, markets, and supports device management software that operates on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of March 31, 2008, and the condensed consolidated results of operations, and cash flows for all periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2007 and for each of the two years ended December 31, 2007, and 2006, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications have no effect on previously reported net loss.

Note 2 - Going Concern Uncertainty

As of March 31, 2008, the Company had cash and cash equivalents of $903,974 and a working capital deficiency of $492,006. Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $1,433,502 and used net cash of $830,910 in operating activities during the three months ended March 31, 2008. The Company has relied on periodic issuances of common stock, preferred stock, and convertible debt to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its OnGoer® and CuriaxTM product lines.

On January 23, 2008, the Company completed the sale of $1,500,000 of securities in a private placement (see Note 6). Management continues to actively seek additional funding to continue to develop its products to generate income from operations. Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations for the period necessary to achieve positive cash flow. In such case, the Company might exhaust its capital and be forced to reduce expenses and cash burn to a material extent, which would impair its ability to achieve its business plan. If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders. No assurance can be given that any source of additional cash would be available to the Comapny. If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations or possibly seek court protection from creditors or cease business operations altogether.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Selected Significant Accounting Policies

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, “Earnings per Share”, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following dilutive securities are not reflected in diluted earnings per share because their effects would be anti-dilutive.

	March 31, 2008	March 31, 2007
Options	4,605,125	3,371,400
Warrants	16,931,509	17,130,936
Convertible Preferred Stock	11,586,656	12,445,328
Convertible Notes Payable	2,000,000	-
Total	35,123,290	32,947,664

Accordingly, basic and diluted net loss per share are identical.

Note 4 - Stock Based Compensation

Under SFAS No. 123R, "Share Based Payment.", share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under FAS 123R was $287,336 and $70,349 during the three months ended March 31, 2008, and 2007 respectively. Of these totals, $41,891 and $17,164 was classified as research and development expense and $245,445 and $53,186 was classified as selling, general, and administrative expense for the three months ended March 31, 2008 and 2007, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility. The fair value for options to purchase 245,000 and 1,600,000 shares issued during the three months ended March 31, 2008 and 2007, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $151,912 and $618,262, with the following weighted-average assumptions.

	For the three months ended March 31,
Assumptions	2008	2007

Risk-free rate	2.80-2.92%	4.92%
Annual rate of dividends	0%	0%
Volatility	128-130%	142%
Average life	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of March 31, 2008 and changes during the three months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2008	4,401,375	$0.94
Granted	245,000	$0.72
Exercised	-	$-
Forfeited	(41,250)	$0.49
Outstanding at March 31, 2008	4,605,125	$0.94	7.3
Exercisable at March 31, 2008	2,090,275	$1.12	5.2

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2008 and 2007 were $0.62 and $0.39, respectively. No options were exercised during the three months ended March 31, 2008.

As of March 31, 2008, there was $1,337,626 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2002 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.0 years.

At March 31, 2008, 1,325,150 options remain available for grant under the 2002 Equity Incentive Plan. No options are available to be issued under the 1991 Stock Option Plan.

On January 28, 2008 the Company granted options to purchase 25,000 shares of common stock to an employee with three-year vesting periods at exercise prices equal to the fair value of the Company’s stock.

On January 18, 2008, the Company granted options to purchase 50,000 shares of common stock to a consultant. The options vested immediately and were granted with an exercise price equal to or greater than the fair value of the Company’s stock.

During the three months ended March 31, 2008, respectively, the Company granted options to purchase 170,000 shares of common stock to non-employee directors with immediate vesting periods at exercise prices equal to the then fair value of the Company’s stock.

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board (“FASB”) having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS No. 157-2, “Effective Date of FASB Statement 157” which defers the provisions of SFAS No. 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS No. 157 for nonfinancial assets and liabilities in the first quarter of 2009 and is still evaluating the impact on the condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets or liabilities not previously recorded at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

Note 5 - Income Taxes

The Company’s 2007 federal and state tax returns are currently on extension through September 15, 2008.

The Company recognized a deferred tax asset of approximately $18.1 million as of March 31, 2008, primarily relating to net operating loss carry forwards of approximately $47.0 million, which expire through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.1 million was established for the full value of the deferred tax asset. For the three months ended March 31, 2008, the valuation allowance increased by approximately $68,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 6 - Convertible Notes Payable

On January 23, 2008, the Company completed the sale of $1,500,000 of convertible notes payable (“Convertible Notes”) in a private placement.

Important terms of the Convertible Notes include:

•	The Convertible Notes are unsecured, bear interest at the rate of 12% per annum, are payable six months from the issue date (“Maturity Date”) and can be pre-paid at any time without penalty.

•
If the Company closes a “Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes will automatically convert into shares of the “Next Equity Financing Securities” the Company issues. If the Company closes a “Non-Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes can be converted, at the option and election of the investor, into shares of the “Next Equity Financing Securities” the Company issues.

•
A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of a Convertible Note in which the Company sells and issues any of the Company's securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all the outstanding Convertible Notes) at a price per share for equivalent shares of common stock that is not greater than $0.75 per share. A “Non-Qualifying Next Equity Financing” means that the Company completes a bona fide equity financing but fails to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of common stock is greater than $0.75 per share. “Next Equity Financing Securities” means the type and class of equity securities that the Company sells in a Qualifying Next Equity Financing or a Non-Qualifying Next Equity Financing. If the Company sells a unit comprising a combination of equity securities, then the Next Equity Financing Securities shall be deemed to constitute that unit.

•
Upon conversion of a Convertible Note, the Company will issue that number of shares of Next Equity Financing Securities equal the quotient obtained by dividing the then-outstanding balance of principal and accrued interest on the Convertible Notes by the price per share of the Next Equity Financing Securities.

•
Upon any default, the Company would be required to pay a 1% default fee on the outstanding balance. The default fee will be added to the outstanding balance and become due under the terms of the Convertible Note.

The Company also issued investors warrants to acquire 500,000 shares of our common stock at an exercise price of $0.75 per Share. The Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Warrant issue date or (ii) the closing of a change of control event.

The Company raised a net total of $1,479,000 from the sale (offering costs of approximately $16,000 incurred in 2007 and $5,000 in the three months ended March 31, 2008 were capitalized as financing costs) and the proceeds of the offering were used to fund current operational expenses. In conjunction with the issuance of the Convertible Notes, the Company recorded debt discounts of $532,076 for the estimated value of the warrants and a beneficial conversion feature Amortization of debt discounts included in finance expense during the three months ended March 31, 2008 amounted to $198,798.

Note 7 - Stockholders’ Equity

During the three months ended March 31, 2008, the Company issued 1,251 shares of common stock valued at $750 to members of the Board of Directors for attendance at meetings. This amounts was recorded as selling, general, and administrative expense.

The Company issued the 80,100 restricted common shares to Triton Value Partners valued at $54,735 as part of its 24-month engagement with the Company that commenced on January 31, 2007.

During the three months ended March 31, 2008, two Series A Convertible Preferred Stock holders converted 40,000 shares of their Preferred Stock and were issued 160,000 shares of common stock.

During the three months ended March 31, 2008, seven Series B Convertible Preferred Stock holders converted their Preferred Stock and were issued 568,000 shares of common stock.

On January 3, 2008 the Company issued 10,000 shares of common stock in exchange for investor relations services performed for the Company by an investor relations consulting company. On February 5, 2008 the Company issued 105,000 shares of common stock in exchange for investor relations and consulting services performed for the Company by an investor relations consultant.

Note 8- Major Customers

Revenue from one customer comprised 84% of consolidated revenues for the three months ended March 31, 2008. At March 31, 2008, related accounts receivable of $13,951 from this customer comprised 87% of consolidated receivables.

Revenue from three customers comprised 100% of consolidated revenues for the three months ended March 31, 2007

Note 9 - Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount is being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015. Amortization during the three months ended March 31, 2008 and 2007, respectively, each totaled $3,714.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS. The $40,000 was fully amortized as of December 31, 2007. Amortization during the three months ended March 31, 2008 was $10,000.

Note 10 - Subsequent Events

During April and May, 2008, four stockholders converted a total of 73 shares of Series B Convertible Preferred Stock into 146,000 shares of common stock.

On April 30, 2008, the Company issued 26,700 restricted shares of common stock pursuant to its advisory services agreement with Triton Business Development Services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2007 should be read in conjunction with this discussion and our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues consist of the sale of device management, control, and monitoring software and digital arraignment software, videoconferencing systems and related maintenance contracts on these systems. We marketed two products during 2008 and 2007: our control and monitoring software, OnGoer® and our digital arraignment software called Curiax ArraignerTM. Revenue consists of the sale of device control software and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from OnGoer software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts. Revenue on maintenance contracts is recognized over the term of the related contract. We had no sales of Curiax Arraigner during 2007 or 2008.

•
Capitalized software development costs. Our policy on capitalized software development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

FINANCIAL CONDITION

During the three months ended March 31, 2008, total assets increased approximately 107% to $1,380,095 from $665,117 at December 31, 2007. The increase in assets was primarily due to the proceeds of approximately $1,495,000 from issuance of our convertible notes in January 2008 in a private placement, partially offset by cash used to fund operations during the period.

Current liabilities increased $1,184,723 or 367%, due primarily to the issuance of convertible notes payable during January 2008 in a private placement.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenues

Revenues were $79,897 and $34,224 for the three months ended March 31, 2008 and 2007, respectively. The 133% increase for the three months ended March 31, 2008 was primarily due to increased service revenues related to programming service revenue during the current period from one customer. The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus.

Cost of Revenues and Gross Profit

Cost of revenues increased $14,707, or 129%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due primarily to costs associated with increased service revenues relating to software application development for a customer during the current period.

Gross margins were approximately 67% for the three months ended March 31, 2008 and 2007.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $907,473 and $667,503 for the three months ended March 31, 2008 and 2007, respectively. The 36% increase in the expenses for three-month period ended March 31, 2008 resulted primarily from increased headcount as we hired additional sales and marketing personnel after March 31, 2007, and an increase in stock-based compensation of $192,259 during the current period due to amortization of stock option grants made to employees and non-employee directors during the current period.

Research and Development Expenses

Research and development costs were $348,462 and $123,971 for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, we did not capitalize any software development costs related to new products under development.

The 181% increase in expense during the current period resulted primarily from increased headcount as we hired additional software development personnel to increase our product development efforts for OnGoer and Curiax after March 31, 2007. During the three months ended March 31, 2008 and 2007, respectively, stock-based compensation of $41,891 and $17,194 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period. This increase was due primarily to grants of options made to new employees subsequent to March 31, 2007.

Other (Income)/Expense

Other expense of $231,327 for the three months ended March 31, 2008 consisted primarily of the $198,798 finance expense to record amortization of the fair value of the warrants granted to noteholders as part of the convertible notes issued by the Company in January 2008, as well as amortization of the beneficial conversion feature of the notes, as well as accrued interest on the convertible notes payable.

Other expense of $777,901 for the three months ended March 31, 2007 consisted primarily of the $772,655 expense recorded for the warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, and accrued interest on the notes payable originated by the Company during 2006 and 2007 to fund operations.

Net Loss

Net loss for the three months ended March 31, 2008 was $1,433,502 compared to a net loss of $1,546,281 for the three months ended March 31, 2007. The reduced loss during the current period was due primarily to the $772,655 expense recorded during the prior period to record the fair value of the warrants issued to induce conversion of previously issued notes payable, offset partially by the $479,840 increase in operating expenses that resulted from increased headcount during the current period, as well as higher stock-based compensation during the current period.

CONTRACTUAL OBLIGATIONS

A summary of contractual obligations as of March 31, 2008 is as follows:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$ 789,071	$170,370	$348,431	$270,270	-
Convertible Notes Payable	1,500,000	1,500,000	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	52,000	26,000	26,000	-	-
Total	$2,341,071	$1,696,370	$374,431	$270,270	-

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the three months ended March 31, 2008 of $1,433,502, cash used in operating activities of $830,910 during the three months ended March 31, 2008, and an accumulated deficit of $73.3 million at March 31, 2008, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. We have relied on periodic issuances of common stock, convertible debt, and notes payable to sustain our operations.

As of March 31, 2008, we had cash and cash equivalents of $903,974. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our ONGOER® and CuriaxTM product lines. On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement. We will require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. We used the proceeds of the convertible notes private placement for working capital purposes.

We used $830,910 in cash from operating activities during the three months ended March 31, 2008 due primarily to our net loss during the period of $1,433,502. We used $550,713 in cash from operating activities during the three months ended March 31, 2007 due primarily to the Company’s net loss during the period of $1,546,281. The increase in cash used during the current period was due mainly to the hiring of additional personnel after March 31, 2007. Cash received from financing activities during the three months ended March 31, 2008 included the $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period. Cash received from financing activities during the three months ended March 31, 2007 included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as the Series B convertible preferred private placement that the Company closed on March 16, 2007.

During the three months ended March 31, 2008 and 2007, respectively, we used $16,495 and $5,370 in investing activities primarily to purchase new computer equipment.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis and attract additional financing. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company expects to spend less than $100,000 for capital expenditures for the remainder of fiscal 2008.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new ONGOER and OnGuard product lines and other uncertainties detailed from time to time in our Securities and Exchange Commission (“the SEC”) filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had not material exposure to market risk from derivatives or other financial instruments as of March 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization. In 2007, the Company adopted and implemented the control requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency (or combination of internal control deficiencies) that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more-than-remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  The standard specifies that a misstatement is inconsequential if a reasonable person would conclude, after considering the possibility of further undetected misstatements, that the misstatement, either individually or when combined with other misstatements, would clearly be immaterial to the financial statements.  If a reasonable person could not reach such a conclusion regarding a particular misstatement, that misstatement would be more than inconsequential.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

The Company's material weaknesses include a lack of segregation of duties and difficulty in evaluating, applying, and documenting complex accounting principles. With respect to the first material weakness, which relates to segregation of duties, although we believe our risks with respect to this matter are minimal, we still acknowledge that it would be beneficial for the Company to have sufficient personnel to segregate certain procedures. We believe, however, that the costs we would incur to increase our staff solely for this purpose exceeds the potential reduction in risk. Our Chief Executive Officer and Chief Financial Officer are monitoring this situation to determine if these circumstances change. If this situation changes, management’s intent is to increase staffing within our general accounting and financial functions if it is determined that the action results in a net benefit to the Company.

With respect to the second material weakness, in circumstances where we may become (or contemplate becoming) a party to transactions in which our expertise is limited, we would engage the services of outside financial consultants, if necessary.

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

Exhibit No.	Description

3.1*	Certificate of Incorporation as amended through March 8, 2007 (2006 10-KSB)

3.2*	Amended Bylaws of the Company as presently in use (S-18 No. 1, Exhibit 3.2)

10.9*	Triton Business Development Services Engagement Agreement dated January 31, 2007 (2006 10-KSB)

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTROL, INC.

Date: May 19, 2008	/s/ Oliver M. Cooper III
Chief Executive Officer (Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)