Form 10-Q
period 2008-06-30
SIMTROL INC
filed 2008-08-14
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number 1-10927

SIMTROL, INC.
(Exact name of smaller reporting company as specified in its charter)

Delaware	58-2028246
(State of	(I.R.S. Employer
incorporation)	Identification No.)

520 Guthridge Ct., Suite 250
Norcross, Georgia 30092	(770) 242-7566
(Address of principal executive offices)	(Issuer’s telephone number)

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

As of August 13, 2008, registrant had 9,333,057 shares of $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended June 30, 2008

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of
	June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4T.Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 6. Exhibits	18

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
Current assets:	June 30, 2008) (unaudited)	December 31,2007
Cash and cash equivalents	$1,313,752	$256,358
Accounts receivable, net	5,769	27,232
Prepaid expenses and other assets	144,536	19,178
Total current assets	1,464,057	302,768

Certificate of deposit-restricted	104,130	101,862
Debt issuance costs, net	-	16,601
Property and equipment, net	114,858	117,285
Right to license intellectual property, net	107,714	115,143
Other assets	11,458	11,458
Total assets	$1,802,217	$665,117

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	210,358	169,243
Accrued expenses	278,481	127,365
Deferred revenue	20,146	-
Common stock to be issued	26,000	26,000
Total current liabilities	534,985	322,608

Common stock to be issued, less current portion	26,000	26,000
Deferred rent payable, less current portion	14,685	11,967

Total liabilities	575,670	360,575

Stockholders' Equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 688,664 and 728,664 outstanding; liquidation values of $2,065,992 and $2,185,992	171	182
Series B Convertible: 4,700 shares designated; 4,343 and 4,700 outstanding; liquidation values of $3,257,250 and $3,525,000	1	1
Series C Convertible: 7,900 shares designated; 3,622 and 0 outstanding; liquidation values of $2,716,500 and $0	9	-
Common stock, 100,000,000 shares authorized;		-
$.001 par value; 9,206,357 and 7,314,371 issued and outstanding	9,206	7,314
Additional paid-in capital	77,440,849	72,119,986
Accumulated deficit	(76,223,689)	(71,822,941))
Total stockholders' equity	1,226,547	304,542
Total liabilities and stockholders’ equity	$1,802,217	$665,117

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues:
Software licenses	$7,767	$21,900	$20,455	$36,124
Service	3,116	20,000	70,325	40,000
Total revenues	10,883	41,900	90,780	76,124
Cost of revenues:
Software licenses	105	570	105	942
Service	1,169	11,058	27,306	22,115
Total cost of revenues	1,274	11,628	27,411	23,057
Gross profit	9,609	30,272	63,369	53,067

Operating expenses:
Selling, general, and administrative	714,994	744,593	1,622,467	1,412,097
Research and development	295,000	180,828	643,462	304,499
Total operating expenses	1,009,994	925,421	2,265,929	1,716,596

Loss from Operations	(1,000,385)	(895,149)	(2,202,560)	(1,663,529)

Other income/(expenses):
Amortization of debt discount and beneficial conversion feature of convertible notes payable	(333,278)	-	(532,076)	-
Amortization of debt issuance costs	(17,500)	-	(21,579)	-
Finance (expense) on conversion of notes payable	-	-	-	(772,655)
Interest income	3,548	13,574	9,740	13,574
Interest (expense)	(45,425)	-	(80,067)	(5,246)
Total other income/(expense), net	(392,655)	13,574	(623,982)	(764,327)

Net Loss	(1,393,040)	(881,575)	(2,826,542)	(2,427,856)
Dividends on convertible preferred stock paid in common stock	(274,368)	(300,936)	(274,368)	(300,936)
Deemed dividend on convertible preferred stock	(1,299,838)	-	(1,299,838)	(939,118)
Net loss attributable to common stockholders	(2,967,246	(1,182,511)	(4,400,748)	(3,667,910)
Net loss per common share, basic and diluted:
Basic and diluted	$(0.35)	$(0.19)	$(0.55)	$(0.64)
Weighted average shares outstanding:
Basic and diluted	8,366,429	6,121,893	7,975,416	5,709,351

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,826,542)	$(2,427,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	84,639	327,244
Depreciation and amortization	91,937	34,568
Amortization of beneficial conversion feature of notes payable and warrant fair value	532,076	-
Stock-based compensation	443,568	184,746
Issuance of warrants upon conversion of notes payable to convertible preferred stock	-	772,655
Changes in operating assets and liabilities	206,481	(23,337)
Net cash used in operating activities	(1,467,841)	(1,131,980)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of equipment	(22,939)	(50,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from note payable issuance	1,495,021	331,000
Repayment of note payable	-	(14,286)
Net proceeds from stock issuances	1,053,153	2,808,594
Net cash provided by financing activities	2,548,174	3,125,308

Increase in cash and cash equivalents	1,057,394	1,942,820
Cash and cash equivalents, beginning of the period	256,358	-
Cash and cash equivalents, end of the period	$1,313,752	$1,942,820
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A Convertible Preferred as dividend payment on covenant default	-	768,766
Issuance of warrants as dividend payment on covenant default	-	403,097
Exchange of notes payable for Series B Convertible Preferred stock	-	710,200
Dividend on Convertible Preferred Stock paid in common stock	274,368	300,936
Exchange of convertible notes payable for Series C Convertible Preferred stock	1,572,750	-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the “Company”), develops, markets, and supports device management software that operates on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of June 30, 2008, and the condensed consolidated results of operations, and cash flows for all periods presented. Operating results for the three months and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2007 and for each of the two years ended December 31, 2007, and 2006, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

Certain amounts in the 2007 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements. These reclassifications have no effect on previously reported net loss.

Note 2 - Going Concern Uncertainty

As of June 30, 2008, the Company had cash and cash equivalents of $1,313,752. Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $2,826,542 and used net cash of $1,467,841 in operating activities during the six months ended June 30, 2008. The Company has relied on periodic issuances of common stock, preferred stock, and convertible debt to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its Device ManagerTM and CuriaxTM product lines.

On January 23, 2008, the Company completed the sale of $1,500,000 of securities in a private placement of convertible notes (see Note 6). On June 30, 2008, these notes were exchanged in a private placement of Series C convertible preferred stock (see Note 7) and the Company received an additional $1,053,153 (net of offering costs) from additional investors on that date. Management of the Company continues to actively seek additional funding to continue to develop its products to generate income from operations. Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations for the period necessary to achieve positive cash flow. In such case, the Company might exhaust its capital and be forced to reduce expenses and cash burn to a material extent, which would impair its ability to achieve its business plan. If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders. No assurance can be given that any source of additional cash would be available to the Company. If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations or possibly seek court protection from creditors or cease business operations altogether.

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

	June 30, 2008	June 30, 2007
Options	6,230,763	3,595,900
Warrants	24,175,509	16,531,774
Convertible preferred stock	18,684,656	12,378,656
Total	49,090,928	32,506,330

Accordingly, basic and diluted loss per share are identical.

Note 4 - Stock Based Compensation

On June 17, 2008, the independent directors of the Company approved an amendment to the Company’s 2002 Equity Incentive Plan (the “Plan”) to increase the number of shares of authorized common stock available for issuance under the Plan to 8,000,000 shares from the previously authorized number of 6,000,000 shares.

Under SFAS No. 123R, "Share Based Payment.", share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expenses under SFAS 123R was $156,232 and $108,661 during the three months ended June 30, 2008, and 2007 respectively. Of these totals, $45,835 and $27,972 was classified as research and development expense and $110,397 and $80,689 was classified as selling, general, and administrative expense for the three months ended June 30, 2008 and 2007, respectively. Stock compensation expenses under SFAS 123R was $443,568 and $179,010 during the six months ended June 30, 2008 and 2007, respectively. Of these totals $87,726 and $45,136 were classified as research and development expense and $355,842 and $133,874 were classified as selling, general, and administrative expensed during the six months ended June 30, 2008 and 2007, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility. The fair value for options to purchase 2,521,500 and 1,825,000 shares issued during the six months ended June 30, 2008 and 2007, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $829,306 and $972,354, with the following weighted-average assumptions.

	For the three months ended June 30,		For the six months ended June 30,
Assumptions	2008	2007	2008	2007

Risk-free rate	2.57-3.67%	4.92%	2.57-3.67%	4.92%
Annual rate of dividends	0%	0%	0%	0%
Volatility	115%	145%	115-131%	142-145%
Average life	5 years	5 years	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of June 30, 2008 and changes during the six months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2008	4,401,375	$0.94
Granted	2,521,500	$0.70
Exercised	-	$-
Forfeited	(692,112)	$1.43
Outstanding at June 30, 2008	6,230,763	$0.79	8.1
Exercisable at June 30, 2008	2,068,838	$0.94	5.4

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2008 and 2007 were $0.33 and $0.48, respectively. No options were exercised during the six months ended June 30, 2008.

As of June 30, 2008, there was $1,938,298 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2002 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.3 years.

At June 30, 2008, 1,787,212 options remain available for grant under the 2002 Equity Incentive Plan. No options are available to be issued under the 1991 Stock Option Plan.

On January 18, 2008, the Company granted options to purchase 50,000 shares of common stock to a consultant. The options vested immediately and were granted with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On January 28, 2008 the Company granted options to purchase 25,000 shares of common stock to an employee with three-year vesting periods with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

During the three months ended March 31, 2008, the Company granted options to purchase 170,000 shares of common stock to non-employee directors with immediate vesting periods at exercise prices equal to the fair values of the Company’s stock on the dates of the grants.

On April 11, 2008, the Company granted options to purchase 276,500 shares of common stock to employees with one year vesting periods at exercise prices equal to the fair value of the Company’s stock on the date of the grant.

On June 19, 2008, the Company granted options to purchase a total of 2,000,000 shares of common stock to its Chief Executive Officer with three year vesting periods as follows:

Number of Options	Exercise Price
750,000	$0.37
750,000	$0.75
500,000	$1.25

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting in the bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Note 5 - Income Taxes

The Company’s 2007 federal and state tax returns are currently on extension through September 15, 2008.

The Company recognized a deferred tax asset of approximately $18.5 million as of June 30, 2008, primarily relating to net operating loss carry forwards of approximately $47.9 million, which expire through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.5 million was established for the full value of the deferred tax asset. For the six months ended June 30, 2008, the valuation allowance increased by approximately $406,000. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 6 - Convertible Notes Payable

On January 23, 2008, the Company completed the sale of $1,500,000 of convertible notes payable (“Convertible Notes”) in a private placement.

Important terms of the Convertible Notes included:

•	The Convertible Notes were unsecured, bore an interest at the rate of 12% per annum, were payable six months from the issue date (“Maturity Date”) and could be pre-paid at any time without penalty.

•
If the Company closed a “Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes would automatically convert into shares of the “Next Equity Financing Securities” the Company issues. If the Company closed a “Non-Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes could be converted, at the option and election of the investor, into shares of the “Next Equity Financing Securities” the Company issues.

•
A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of a Convertible Note in which the Company sells and issues any of the Company’s securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all the outstanding Convertible Notes) at a price per share for equivalent shares of common stock that is not greater than $0.75 per share. A “Non-Qualifying Next Equity Financing” means that the Company completes a bona fide equity financing but fails to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of common stock is greater than $0.75 per share. “Next Equity Financing Securities” means the type and class of equity securities that the Company sells in a Qualifying Next Equity Financing or a Non-Qualifying Next Equity Financing. If the Company sells a unit comprising a combination of equity securities, then the Next Equity Financing Securities shall be deemed to constitute that unit.

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

The Company also issued investors warrants to acquire 500,000 shares of common stock at an exercise price of $0.75 per Share. The Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Warrant issue date or (ii) the closing of a change of control event.

The Company raised a net total of $1,479,000 from the sale (offering costs of approximately $16,000 incurred in 2007 and $5,000 during the six months ended June 30, 2008 were capitalized as financing costs) and the proceeds of the offering were used to fund current operational expenses. In conjunction with the issuance of the Convertible Notes, the Company recorded debt discounts of $532,076 for the estimated value of the warrants and a beneficial conversion feature. Amortization of the debt discounts included in finance expense during the three and six months ended June 30, 2008 amounted to $333,278 and $532,076, respectively. All debt discounts have been fully amortized as of June 30, 2008, due to the exchange of all the Convertible Notes into Series C Convertible Preferred Stock as a result of a “Qualifying Next Equity Financing” on June 30, 2008 per the above terms (see Note 7). $72,750 of accrued interest on the notes converted on that date and $6,144 of accrued interest remained outstanding on that date and was repaid to noteholders in July 2008.

Note 7 - Stockholders’ Equity

During the six months ended June 30, 2008, the Company issued 1,251 shares of common stock valued at $750 to members of the Board of Directors for attendance at meetings. This amount was recorded as selling, general, and administrative expense.

During the six months ended June 30, 2008, the Company issued the 160,200 restricted common shares to Triton Value Partners valued at $84,639 as part of its 24-month engagement with the Company that commenced on January 31, 2007.

During the six months ended June 30, 2008, two Series A Convertible Preferred Stock holders converted 40,000 shares of their Preferred Stock and were issued 160,000 shares of common stock.

During the three months ended March 31, 2008, eleven Series B Convertible Preferred Stock holders converted 357 shares of Preferred Stock and were issued 714,000 shares of common stock.

On January 3, 2008 the Company issued 10,000 shares of common stock valued at $9,500 in exchange for investor relations services performed for the Company by an investor relations consulting company. On February 5, 2008 the Company issued 105,000 shares of common stock valued at $78,750 in exchange for investor relations and consulting services performed for the Company by an investor relations consultant.

On June 26, 2008, the Certificate of Designation establishing the terms of a Series C Convertible Preferred Stock was filed. Certain terms of the Series C Preferred Stock are as follows:

•	The Series C Convertible Preferred Stock stated value is $750.00 and each share converts into common stock at the conversion price of $0.375 at any time and without limitation.

•
Without approval of a majority of the Series C Convertible Preferred Stock Holders, the Company shall not incur debt (other than debt collateralized by accounts receivable of the Company) in excess of an aggregate of $1.5 million outside of trade debt in the normal course of business. The terms of such debt shall not encumber any copyrights, marketing materials, software code or any other proprietary technology, software or product processes, patents or patent licenses.

•
The Series C Convertible Preferred Stock will pay a 12% (based on stated value) noncumulative coupon beginning December 31, 2008, payable semi-annually (June 30, December 31) in cash or common stock (common stock value deemed $0.375 for purpose of dividend payment if closing price of common stock on payment date is less than $0.375).

•
If the Company’s common stock bid price closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume of the common stock is equal to or greater than $150,000, then Series C Convertible Preferred Stock will automatically convert to common at $0.375 per common share.

•
Series C Convertible Preferred Stock Holders receive pre-emptive right to participate in subsequent equity rounds at the same pro rata percentage of ownership they currently own in Company on an as-converted basis today.

•	Series C Convertible Preferred Stock is callable at $1,875 per share at option of Company.

•	A total of 7,900 shares of Series C Convertible Preferred Stock were designated.

On June 30, 2008, the Company completed the sale of a total of $2,716,750 of securities in a private placement of 3,622 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock). The warrants have five-year terms. In connection with the issuance of the securities above, a deemed dividend of $1,299,838 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.19 per share effective conversion price of the Series C Convertible Preferred Stock issued on June 30, 2008.

Twenty-one note holders, including one member of the Board of Directors, exchanged $1,500,000 principal and $72,750 of accrued interest due from the Company under their Convertible Notes for units in the private placement (see Note 6).

On June 30, 2008, in accordance with the terms of the terms of the Series B Convertible Preferred stock, the Company paid a dividend to the Series B stockholders of 521,160 shares of its common stock. The value of the stock on that date was $0.375 per the terms of the Series B Convertible Preferred stock.

On June 30, 2008, in accordance with the terms of the terms of the Series A Convertible Preferred stock, the Company paid a dividend to the Series A stockholders of 220,375 shares of its common stock. The value of the stock on that date was $0.375 per the terms of the Series A Convertible Preferred stock.

Note 8- Major Customers

Revenue from one customer comprised 28 % and 77% of condensed consolidated revenues for the three and six months ended June 30, 2008, respectively. At June 30, 2008, related accounts receivable of $3,000 from this customer comprised 52% of consolidated receivables.

Revenue from four customers comprised 100% of consolidated revenues for the six months ended June 30, 2008.

Note 9 - Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount is being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015. Amortization during the three months and six months ended June 30, 2008 and 2007, respectively, each totaled $3,714 and $7,428.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS. The $40,000 was fully amortized as of December 31, 2007. Amortization during the three and six months ended June 30, 2007 was $10,000 and $20,000, respectively.

Note 10 - Subsequent Events

On July 17, 2008, one stockholder converted a total of 50 shares of Series B Convertible Preferred Stock into 100,000 shares of common stock.

On July 30, 2008, the Company’s previous standby, irrevocable letter of credit for $100,000 as a security deposit for the Company’s office space was reduced by $20,000 in accordance with the Company’s lease. On that date, the Company collateralized the letter of credit with an $80,000 17-month certificate of deposit and $24,506 of previously restricted funds were made available to the Company as cash.

On July 31, 2008, the Company issued 26,700 restricted shares of common stock valued at $10,146 pursuant to its advisory services agreement with Triton Value Partners.

On August 11, 2008 the Company granted options to purchase 100,000 shares of common stock to an employee with three-year vesting periods with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2007 should be read in conjunction with this discussion and our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues consist of the sale of device management, control, and monitoring software and digital arraignment software, videoconferencing systems and related maintenance contracts on these systems. We marketed three products during 2008 and 2007: our control and monitoring software, Device ManagerTM (formerly known as OnGoer®), our digital arraignment software called Curiax ArraignerTM, and our video visitation product called Curiax VisitorTM. Revenue consists of the sale of device control software and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from DeviceManager software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts. Revenue on maintenance contracts is recognized over the term of the related contract. We had no sales of Curiax products during 2007 or 2008.

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

FINANCIAL CONDITION

During the six months ended June 30, 2008, total assets increased approximately 171% to $1,802,217 from $665,117 at December 31, 2007. The increase in assets was primarily due to the proceeds of approximately $1,495,000 from issuance of our convertible notes in January 2008 in a private placement (notes converted to equity on June 30, 2008), and proceeds of approximately $1,054,000 from additional equity investment on June 30, 2008 (see notes 6 and 7 to unaudited condensed consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities increased $212,377 or 66%, due primarily to increased accrued expenses during the current year as the Company deferred salary payments to employees as well as vendors to reduce cash use.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenues

Revenues were $10,883 and $41,900 for the three months ended June 30, 2008 and 2007, respectively. The decreased revenues of $31,017 during the current year were due to lower service revenue of $14,133 and decreased software license revenues of $7,980, as existing customers purchased less software during the current year. The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus.

Cost of Revenues and Gross Profit

Cost of revenues decreased $10,354, or 89%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to lower service revenues during the current year.

Gross margins were approximately 88% and 72% for each of the three months ended June 30, 2008 and 2007, respectively. The higher margins during the current period are due to the higher mix of higher margin software license sales during the current period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $714,994 and $744,593 for the three months ended June 30, 2008 and 2007, respectively. The decrease in the expenses for three-month period ended June 30, 2008 resulted primarily from decreased headcount and decreased professional fees related to the hiring of Triton Value Partners and the payments made to them in common stock (see Note 6 to the unaudited condensed consolidated financial statements). Total expense recorded during the three months ended June 30, 2008 and 2007 for common stock payments made to Triton per the terms of the consulting agreements were $29,904 and $123,087, respectively. The decrease was due to the Company’s lower stock price during the current year. During the three months ended June 30, 2008, we recorded stock-based compensation of $110,397 to reflect the fair value of the stock options granted to non-employee directors at that time. Stock based-compensation during the three-month period ended June 30, 2007 totaled $80,689. The higher current year total was due primarily to more options being outstanding during the current period. The Company also recorded an approximate $53,000 expense related to the termination of its former CEO in May 2008 for the total estimate of payments to be made over the term of the former CEO’s separation agreement.

Research and Development Expenses

Research and development costs were $295,000 and $180,828 for the three months ended June 30, 2008 and 2007, respectively. The increase in expense during the current year was due primarily to the hiring of additional software development personnel subsequent to June 30, 2007. During the three months ended June 30, 2008 and 2007, we did not capitalize any software development costs related to new products under development.

During the three months ended June 30, 2008 and 2007, respectively, stock-based compensation of $45,835 and $27,972 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Finance Expense on the Conversion of Notes Payable

Finance expense of $396,203 for the three months ended June 30, 2008 consisted primarily of the $333,278 to record amortization of the fair value of the warrants granted to noteholders and the beneficial conversion feature of the notes, as part of the Convertible Notes issued by the Company in January 2008, $44,877 to record the accrued interest on the convertible notes payable and other interest expense, and $17,500 to record the amortization of debt offering costs related to the notes originated in January 2008 that were exchanged into the Series C Convertible Preferred Stock on June 30, 2008.

Other Income

Other income of $3,548 and $13,574 for the three months ended June 30, 2008 and 2007, respectively, consisted primarily of interest earned on our cash balances during the respective periods.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the three months ended June 30, 2008 was $1,393,040 compared to a net loss of $881,575 for the three months ended June 30, 2007. The increase in net loss was due primarily to finance costs of approximately $394,000 during the current period associated with the convertible debt issued in January 2008 that was exchanged into the Company’s Series C convertible preferred stock offering on June 30, 2008. Net loss attributable to common stockholders of $2,967,246 included $274,368 to record the value of common stock dividends paid on June 30, 2008 to Series A and Series B Convertible Preferred Stock holders and $1,299,838 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30, 2008. See note 7 to the condensed consolidated financial statements.

Six Months Ended June 30, 2008 and 2007

Revenues

Revenues were $90,780 and $76,124 for the six months ended June 30, 2008 and 2007, respectively. The increased service revenue earned during the six months ended June 30, 2008 were primarily offset by lower software license purchases from our existing customers during the current period.

Cost of Revenues and Gross Profit

Cost of revenues increased $4,354, or 19%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due primarily to higher service revenues during the current year.

Gross margins were approximately 70% and 70% for the six months ended June 30, 2008 and 2007, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,622,467 and $1,412,097 for the six months ended June 30, 2008 and 2007, respectively. The increase in the six-month period ended June 30, 2008 compared to the similar period in 2007 resulted primarily from and an increase in stock-based compensation of $227,693 during the current period due to amortization of stock option grants made to employees and non-employee directors during the current period.

Research and Development Expenses

Research and development expenses were $643,462 in the six months ended June 30, 2008 and $304,499 in the six months ended June 30, 2007. The increase in expense was due mainly to the hiring of additional software development personnel subsequent to June 30, 2007 as well as the use of third-party development personnel during the current period.

During the six months ended June 30, 2008 and 2007, respectively, stock-based compensation of $87,726 and $45,136 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other expense during the six months ended June 30, 2008 of $623,982 consisted primarily of $532,076 to amortize debt discount and the value of warrants granted to the convertible note holders in January 2008, $78,894 to record the interest accrued on the convertible notes prior to their exchange into the Series C convertible stock offering, and debt offering costs of $21,578 amortized over the term of the notes.

Other expense of $764,327 for the six months ended June 30, 2007 consisted primarily of the value of the warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B Convertible Preferred stock, and accrued interest on the notes payable originated by the Company during 2006 and 2007 to fund operations.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the six months ended June 30, 2008 was $2,826,542 compared to a net loss of $2,427,856 for the six months ended June 30, 2007. The greater loss during the current period was due primarily to the increased stock-based compensation of approximately $264,000 during the current year, a termination cost of approximately $53,000 recorded related to the termination of the Company’s former Chief Executive Officer in May 2008, as well as higher payroll costs during the current year due to additional personnel hired subsequent to June 30, 2007. Net loss attributable to common stockholders of $2,967,246 included $274,368 to record the value of common stock dividends paid on June 30, 2008 to Series A and Series B Convertible Preferred Stock holders and $1,299,838 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30, 2008. See note 7 to the condensed consolidated financial statements.

A summary of contractual obligations as of June 30, 2008 is as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$746,966	$171,401	$348,724	$226,481	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	52,000	26,000	26,000	-	-
Total	$798,966	$197,401	$374,724	$226,481	-

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the six months ended June 30, 2008 of $2,826,542, cash used in operating activities of $1,467,841 during the six months ended June 30, 2008, and an accumulated deficit of approximately $76.2 million at June 30, 2008, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. We have relied on periodic issuances of common stock, convertible debt, and notes payable to sustain our operations.

As of June 30, 2008, we had cash and cash equivalents of $1,313,752. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines. On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement and these notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008. We raised an additional $1,053,153 from the equity offering on that date and anticipate having an additional closing on the offering during third quarter 2008. We will require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. We used the proceeds of the convertible notes private placement for working capital purposes.

We used $1,467,841 in cash from operating activities during the six months ended June 30, 2008 due primarily to our net loss during the period of $2,826,542. We used $1,131,980 in cash from operating activities during the six months ended June 30, 2007 due primarily to the Company’s net loss during the period of $2,427,856. The increase in cash used during the current period was due mainly to the hiring of additional personnel after June 30, 2007. Cash received from financing activities during the six months ended June 30, 2008 included $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period. These notes were exchanged into the Company’s Series C convertible preferred stock offering on June 30, 2008, at which time the Company received $1,053,153 net cash proceeds from additional investments. Cash received from financing activities during the six months ended June 30, 2007 included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as the approximate $2,808,000 in net proceeds received from the Series B convertible preferred private placement that the Company closed in the six months ended June 30, 2007.

During the six months ended June 30, 2008 and 2007, respectively, we used $22,939 and $50,508 in investing activities primarily to purchase new computer equipment.

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

The Company expects to spend less than $75,000 for capital expenditures for the remainder of fiscal 2008.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new Device Manager product line and other uncertainties detailed from time to time in our Securities and Exchange Commission (“the SEC”) filings, including our Annual Report on Form 10-KSB and our quarterly reports on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had not material exposure to market risk from derivatives or other financial instruments as of June 30, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management’s general or specific authorization. In 2007, the Company adopted and implemented the control requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Act”).

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A significant deficiency is a control deficiency (or combination of internal control deficiencies) that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with US GAAP such that there is a more-than-remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  The standard specifies that a misstatement is inconsequential if a reasonable person would conclude, after considering the possibility of further undetected misstatements, that the misstatement, either individually or when combined with other misstatements, would clearly be immaterial to the financial statements.  If a reasonable person could not reach such a conclusion regarding a particular misstatement, that misstatement would be more than inconsequential.

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2008, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

The Company’s material weaknesses include a lack of segregation of duties and difficulty in evaluating, applying, and documenting complex accounting principles. With respect to the first material weakness, which relates to segregation of duties, although we believe our risks with respect to this matter are minimal, we still acknowledge that it would be beneficial for the Company to have sufficient personnel to segregate certain procedures. We believe, however, that the costs we would incur to increase our staff solely for this purpose exceeds the potential reduction in risk. Our Chief Executive Officer and Chief Financial Officer are monitoring this situation to determine if these circumstances change. If this situation changes, management’s intent is to increase staffing within our general accounting and financial functions if it is determined that the action results in a net benefit to the Company.

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

SIMTROL, INC.

Date: August 14, 2008	By:	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

By:	/s/ Stephen N. Samp
Chief Financial Officer (Principal financial and accounting officer)