Form 10-Q
period 2008-09-30
SIMTROL INC
filed 2008-10-30
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 28, 2008, registrant had 9,411,832 shares of $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended September 30, 2008

Index

			Page

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of
		September 30, 2008 (unaudited) and December 31, 2007	3

		Condensed Consolidated Statements of Operations for the
		Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the
		Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and
		Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4T.	Controls and Procedures	17

PART II.		OTHER INFORMATION

		Item 6. Exhibits	18

SIMTROL, INC.
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2008
Current assets:	(unaudited)	December 31,2007
Cash and cash equivalents	$2,034,834	$256,358
Accounts receivable, net	39,856	27,232
Prepaid expenses and other assets	163,739	19,178
Total current assets	2,238,429	302,768

Certificate of deposit-restricted	80,480	101,862
Debt issuance costs, net	-	16,601
Property and equipment, net	107,385	117,285
Right to license intellectual property, net	104,000	115,143
Other assets	11,458	11,458
Total assets	$2,541,752	$665,117

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities:
Accounts payable	$246,627	$169,243
Accrued expenses	188,522	127,365
Deferred revenue	20,146	-
Common stock to be issued	26,000	26,000
Total current liabilities	481,295	322,608

Common stock to be issued, less current portion	26,000	26,000
Deferred rent payable, less current portion	15,701	11,967

Total liabilities	522,996	360,575

Stockholders' Equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 688,664 and 728,664 outstanding; liquidation values of $2,065,992 and $2,185,992	171	182
Series B Convertible: 4,700 shares designated; 4,285 and 4,700 outstanding; liquidation values of $3,213,750 and $3,525,000	1	1
Series C Convertible: 7,900 shares designated; 5,534 and 0 outstanding; liquidation values of $4,150,500 and $0	14	-
Common stock, 100,000,000 shares authorized;		-
$.001 par value; 9,411,832 and 7,314,371 issued and outstanding	9,412	7,314
Additional paid-in capital	79,730,347	72,119,986
Accumulated deficit	(77,721,189)	(71,822,941)
Total stockholders' equity	2,018,756	304,542
Total liabilities and stockholders’ equity	$2,541,752	$665,117

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues:
Software licenses	$63,200	$33,597	$83,655	$69,721
Service	57,375	40,000	127,700	80,000
Total revenues	120,575	73,597	211,355	149,721
Cost of revenues:
Software licenses	114	930	219	1,872
Service	23,245	22,117	50,551	44,232
Total cost of revenues	23,359	23,047	50,770	46,104
Gross profit	97,216	50,550	160,585	103,617

Operating expenses:
Selling, general and administrative	659,741	821,627	2,282,208	2,233,724
Research and development	263,818	229,949	907,280	534,448
Total operating expenses	923,559	1,051,576	3,189,488	2,768,162

Loss from Operations	(826,343)	(1,001,026)	(3,028,903)	(2,664,555)

Other income/(expenses):
Amortization of debt discount and beneficial conversion feature of convertible notes payable	-	-	(532,076)	-
Amortization of debt issuance costs	-	-	(21,579)	-
Finance (expense) on conversion of notes payable	-	-	-	(772,655)
Increased fair value of warrants’ modification	-	(578,611)		(578,611)
Interest income	5,122	25,580	14,861	41,248
Interest (expense)	(519)	(644)	(80,585)	(7,984)
Total other income/(expense), net	4,603	(553,675)	(619,379)	(1,318,002)

Net Loss	(821,740)	(1,554,701)	(3,648,282)	(3,982,557)
Dividends on convertible preferred stock paid in common stock	-	-	(274,368)	(300,936)
Deemed dividend on convertible preferred stock	(675,760)	-	(1,975,598)	(939,118)
Net loss attributable to common stockholders	$(1,497,500)	$(1,554,701)	$(5,898,248)	(5,222,611)
Net loss per common share, basic and diluted	$(0.16)	$(0.24)	$(0.70)	$(0.87)
Weighted average shares outstanding:
Basic and diluted	9,324,521	6,592,403	8,428,401	6,006,936

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,648,282)	$(3,982,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	119,616	426,301
Depreciation and amortization	130,566	65,435
Amortization of beneficial conversion feature of notes payable and warrant fair value	532,076	-
Stock-based compensation	648,969	288,934
Issuance of warrants upon conversion of notes payable to convertible preferred stock	-	772,655
Increase in fair value warrants’ modification	-	578,611
Changes in operating assets and liabilities	77,599	(63,788)
Net cash used in operating activities	(2,139,456)	(1,914,409)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(28,318)	(90,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Purchase of)/partial redemption of certificate of deposit	24,506	(100,000)
Net proceeds from note payable issuance	1,495,021	331,000
Repayment of note payable	-	(14,286)
Net proceeds from stock issuances	2,426,723	2,808,594
Net cash provided by financing activities	3,946,250	3,025,308

Increase in cash and cash equivalents	1,778,476	1,020,684
Cash and cash equivalents, beginning of the period	256,358	-
Cash and cash equivalents, end of the period	$2,034,834	$1,020,684

Supplemental disclosure of non-cash investing and financing activities: on covenant default	$-	$768,766
Issuance of warrants as dividend payment on covenant default	$-	$403,097
Exchange of notes payable for Series B Convertible Preferred stock	$-	$710,200
Dividend on Convertible Preferred Stock paid in common stock	$274,368	$300,936
Exchange of convertible notes payable for Series C Convertible
Preferred stock	$1,572,750	$-

See notes to condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

Simtrol, Inc., formerly known as VSI Enterprises, Inc., was incorporated in Delaware in September 1988 and, together with its wholly-owned subsidiaries (the “Company”), develops, markets, and supports device management software that operates on PC platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of September 30, 2008, and the condensed consolidated results of operations, and cash flows for all periods presented. Operating results for the three months and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 - Going Concern Uncertainty

As of September 30, 2008, the Company had cash and cash equivalents of $2,034,834. Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $3,648,282 and used net cash of $2,139,456 in operating activities during the nine months ended September 30, 2008. The Company has relied on periodic issuances of common stock, preferred stock, and convertible debt to sustain its operations. The Company currently requires substantial amounts of capital to fund current operations and the continued development and deployment of its Device ManagerTM and CuriaxTM product lines.

On January 23, 2008, the Company completed the sale of $1,500,000 of securities in a private placement of convertible notes (see Note 6). On June 30, 2008, these notes were exchanged in a private placement of Series C convertible preferred stock (see Note 7) and the Company received an additional $1,053,153 (net of offering costs) from additional investors on that date. On September 26, 2008, the Company received an additional $1,373,570 (net of offering costs) from additional investors in a private placement of Series C convertible preferred stock (see Note 7). Management of the Company continues to actively seek additional funding to continue to develop its products to generate income from operations. Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations for the period necessary to achieve positive cash flow. In such case, the Company might exhaust its capital and be forced to reduce expenses and cash burn to a material extent, which would impair its ability to achieve its business plan. If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders. No assurance can be given that any source of additional cash would be available to the Company. If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations or possibly seek court protection from creditors or cease business operations altogether.

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

Note 3 - Loss Per Share

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

	September 30, 2008	September 30, 2007
Options	6,452,763	3,618,900
Warrants	27,999,509	16,435,774
Convertible preferred stock	22,393,323	12,314,656
Total	56,845,594	32,369,330

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

Under SFAS No. 123R, "Share Based Payment.", share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised. Stock compensation expense under SFAS 123R was $205,401 and $109,924 during the three months ended September 30, 2008 and 2007, respectively. Of these totals, $41,801 and $35,292 were classified as research and development expense and $163,600 and $74,362 were classified as selling, general, and administrative expense for the three months ended September 30, 2008 and 2007, respectively. Stock compensation expense under SFAS 123R was $648,969 and $288,934 during the nine months ended September 30, 2008 and 2007, respectively. Of these totals $129,527 and $80,428 were classified as research and development expense and $519,442 and $208,506 were classified as selling, general, and administrative expense during the nine months ended September 30, 2008 and 2007, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility. The fair value for options to purchase 2,856,500 and 2,065,000 shares issued during the nine months ended September 30, 2008 and 2007, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $949,299 and $1,219,713, with the following weighted-average assumptions.

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
Assumptions	2008	2007	2008	2007

Risk-free rate	2.70-3.00%	4.25-4.59%	2.57-3.67%	4.25-4.97%
Annual rate of dividends	0%	0%	0%	0%
Volatility	111-115%	125-126%	111-131%	89-126%
Average life	5 years	5 years	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of September 30, 2008 and changes during the nine months then ended are presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term (in years)
Outstanding January 1, 2008	4,401,375	$0.94
Granted	2,856,500	$0.68
Exercised	-	$-
Forfeited	(805,112)	$1.33
Outstanding at September 30, 2008	6,452,763	$0.78	7.9
Exercisable at September 30, 2008	2,076,966	$0.95	5.1

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2008 and 2007 were $0.33 and $0.59, respectively. No options were exercised during the nine months ended September 30, 2008.

As of September 30, 2008, there was $1,466,126 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2002 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

At September 30, 2008, 1,460,812 options remain available for grant under the 2002 Equity Incentive Plan. No options are available to be issued under the 1991 Stock Option Plan.

On January 18, 2008, the Company granted options to purchase 50,000 shares of common stock to a consultant. The options vested immediately and were granted with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On January 28, 2008 the Company granted options to purchase 25,000 shares of common stock to an employee with a three-year vesting period with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

During February 2008, the Company granted options to purchase 170,000 shares of common stock to non-employee directors with immediate vesting periods at exercise prices equal to the fair values of the Company’s stock on the dates of the grants.

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

On August 26, 2008 the Company granted options to purchase 35,000 shares of common stock to an employee with a three-year vesting period with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On September 2, 2008 the Company granted options to purchase 75,000 shares of common stock to an employee with a three-year vesting period with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On September 29, 2008 the Company granted options to purchase 75,000 shares of common stock to an employee with a three-year vesting period with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On September 30, 2008 the Company granted options to purchase 150,000 shares of common stock to an employee with a three-year vesting period with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

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

Note 5 - Income Taxes

The Company recognized a deferred tax asset of approximately $18.7 million as of September 30, 2008, primarily relating to net operating loss carry forwards of approximately $48.5 million, which expire through 2027. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.7 million was established for the full value of the deferred tax asset.  For the three and nine months ended September 30, 2008, the valuation allowance increased by approximately $236,000 and $641,000, respectively. For the three and nine months ended September 30, 2007, the valuation allowance decreased by approximately $294,000 and $1,129,000, respectively. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 6 - Convertible Notes Payable

On January 23, 2008, the Company completed the sale of $1,500,000 of convertible notes payable (“Convertible Notes”) in a private placement.

Important terms of the Convertible Notes included:

•	The Convertible Notes were unsecured, bore an interest at the rate of 12% per annum, were payable nine months from the issue date (“Maturity Date”) and could be pre-paid at any time without penalty.

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

The Company raised a net total of $1,479,000 from the sale (offering costs of approximately $16,000 incurred in 2007 and $5,000 during the nine months ended September 30, 2008 were capitalized as financing costs). In conjunction with the issuance of the Convertible Notes, the Company recorded debt discounts of $532,076 for the estimated value of the warrants and a beneficial conversion feature. Amortization of the debt discounts included in finance expense during the nine months ended September 30, 2008 totaled and $532,076. All debt discounts have been fully amortized as of September 30, 2008, due to the exchange of all the Convertible Notes into Series C Convertible Preferred Stock as a result of a “Qualifying Next Equity Financing” on June 30, 2008 per the above terms (see Note 7). $72,750 of accrued interest on the notes converted on that date and $6,144 of accrued interest remained outstanding on that date and was repaid to noteholders in July 2008.

Note 7 - Stockholders’ Equity

During the nine months ended September 30, 2008, the Company issued 10,626 shares of common stock valued at $4,500 to members of the Board of Directors for attendance at meetings. This amount was recorded as selling, general, and administrative expense.

On September 12, 2007, Company amended the terms of its stock purchase warrants. The Warrants were revised to include a cashless exercise provision and to extend the term of the Warrants from three years to five years. In conjunction with the amendment, the Company recorded an expense of $578,611 to record the increased fair value of the warrants due to the modification.

During the nine months ended September 30, 2008, the Company issued 240,300 restricted common shares to Triton Value Partners valued at $119,616 as part of its 24-month engagement with the Company that commenced on January 31, 2007.

During the nine months ended September 30, 2008, two Series A Convertible Preferred Stock holders converted 40,000 shares of their Preferred Stock and were issued 160,000 shares of common stock.

During the nine months ended September 30, 2008, thirteen Series B Convertible Preferred Stock holders converted 415 shares of Preferred Stock and were issued 830,000 shares of common stock.

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

•
Series C Convertible Preferred Stock Holders receive pre-emptive rights to participate in subsequent equity rounds at the same pro rata percentage of ownership they currently own in Company on an as-converted basis today.

•	Series C Convertible Preferred Stock is callable at $1,875 per share at option of Company.

•	A total of 7,900 shares of Series C Convertible Preferred Stock were designated.

On June 30, 2008, the Company completed the sale of a total of $2,716,750 of securities in a private placement of 3,622 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. The sale was comprised of $1,144,250 gross cash proceeds and the exchange of the Convertible Notes (see note 6) from 21 note holders, including one member of the board of directors, totaling $1,500,000 principal and $72,750 of accrued interest. The net proceeds were $1,053,153. Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock). The warrants have five-year terms. In connection with the issuance of the securities above, a deemed dividend of $1,299,838 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.19 per share effective conversion price of the Series C Convertible Preferred Stock issued on June 30, 2008.

On September 26, 2008, the Company completed the sale of a total of $1,433,750 of securities in a private placement of 1,912 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock). The warrants have five-year terms. In connection with the issuance of the securities above, a deemed dividend of $675,760 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.18 per share effective conversion price of the Series C Convertible Preferred Stock issued on September 30, 2008.

On June 30, 2008, in accordance with the terms of the Series B Convertible Preferred stock, the Company elected to pay the dividend due to the Series B stockholders on that date with 521,160 shares of its common stock. A share value of $0.375 was used per the terms of the Series B Convertible Preferred stock to determine the number of shares required to pay the dividend on that date.

On June 30, 2008, in accordance with the terms of the Series A Convertible Preferred stock, the Company elected to pay the dividend due to the Series A stockholders on that date with 220,375 shares of its common stock. A share value of $0.375 was used per the terms of the Series A Convertible Preferred stock to determine the number of shares required to pay the dividend on that date.

Note 8- Major Customers

Revenue from two customers comprised 88% and 77% of condensed consolidated revenues for the three and nine months ended September 30, 2008, respectively. At September 30, 2008, related accounts receivable of $29,688 from one of these customers comprised 74% of consolidated receivables.

Revenue from three customers comprised 100% of consolidated revenues for the three months ended September 30, 2007 and revenue from four customers comprised 100% of consolidated revenues for the nine months ended September 30, 2007.

Note 9 - Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software. This amount is being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015. Amortization during the three months and nine months ended September 30, 2008 and 2007, respectively, each totaled $3,714 and $11,142.

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS. The $40,000 was fully amortized as of December 31, 2007. Amortization during the three and nine months ended September 30, 2007 was $10,000 and $20,000, respectively.

Note 10 - Subsequent Events

On October 10, 2008 the Company granted options to purchase 400,000 shares of common stock to a consultant. The options vested immediately and were granted with an exercise price equal to the fair value of the Company’s stock on the date of the grant.

On October 10, 2008, the Company paid all deferred salaries during the nine months ended September 30, 2008 totaling approximately $69,000 to current employees. These amounts, including applicable payroll taxes, were included in accrued expenses at September 30, 2008.

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

CRITICAL ACCOUNTING POLICIES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Revenues consist of the sale of device management, control, and monitoring software and digital arraignment software, videoconferencing systems and related maintenance contracts on these systems. We marketed three products during 2008 and 2007: our control and monitoring software, Device ManagerTM (formerly known as OnGoer(R)), our digital arraignment software called Curiax ArraignerTM, and our video visitation product called Curiax VisitorTM. Revenue consists of the sale of device control software and related maintenance contracts on these systems. Revenue on the sale of hardware is recognized upon shipment. We recognize revenue from DeviceManager software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts. Revenue on maintenance contracts is recognized over the term of the related contract. We had no sales of Curiax products during 2007.

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

FINANCIAL CONDITION

During the nine months ended September 30, 2008, total assets increased approximately 282% to $2,541,752 from $665,117 at December 31, 2007. The increase in assets was primarily due to the proceeds of approximately $1,495,000 from issuance of our convertible notes in January 2008 in a private placement (such notes converted to equity on June 30, 2008), and proceeds of approximately $1,054,000 and $1,374,000 from additional equity investments on June 30, 2008 and September 26, 2008 (see notes 6 and 7 to unaudited condensed consolidated financial statements), partially offset by cash used of approximately $2,139,000 to fund operations during the period.

Current liabilities increased $158,687 or 49%, due primarily to increased accrued expenses during the current year as the Company deferred salary payments to current employees, as well as termination costs associated with the Company’s former Chief Executive Officer.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenues

Revenues were $120,575 and $73,597 for the three months ended September 30, 2008 and 2007, respectively. The increased revenues of $46,978 during the current year were due primarily to increased software license revenues of $29,603, as we recognized our first license revenues from our video visitation software during the current period. The increased service revenue of $17,375 in the current period was due to programming service revenue from one customer. The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus.

Cost of Revenues and Gross Profit

Cost of revenues increased $312, or 1%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to increased revenues during the current period.

Gross margins were approximately 81% and 69% for each of the three months ended September 30, 2008 and 2007, respectively. The higher margins during the current period are due to the higher mix of higher margin software license sales during the current period as well higher margins on our current period service revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $659,741 and $821,621 for the three months ended September 30, 2008 and 2007, respectively. The decrease in the expenses for three-month period ended September 30, 2008 resulted primarily from decreased headcount, decreased marketing and public relations efforts during the current period, and decreased professional fees related to the hiring of Triton Value Partners and the payments made to them in common stock (see Note 6 to the unaudited condensed consolidated financial statements). Total expense recorded during the three months ended September 30, 2008 and 2007 for common stock payments made to Triton per the terms of the consulting agreements were $34,977 and $64,080, respectively. The decrease was due to the Company’s lower stock price during the current year.

Research and Development Expenses

Research and development costs were $263,818 and $229,949 for the three months ended September 30, 2008 and 2007, respectively. The increase in expense during the current year was due primarily to the hiring of additional software development personnel subsequent to September 30, 2007. During the three months ended September 30, 2008 and 2007, we did not capitalize any software development costs related to new products under development.

During the three months ended September 30, 2008 and 2007, respectively, stock-based compensation of $41,801 and $35,292 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other income of $4,604 for the three months ended September 30, 2008 consisted primarily of interest earned on our cash balances during the period. Other expense of $553,675 for the three months ended September 30, 2007 consisted primarily of $578,611 expense recorded due to the increased fair value of the warrants modified in September 2007. See note 7 to the condensed consolidated financial statements.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the three months ended September 30, 2008 was $821,740 compared to a net loss of $1,554,701 for the three months ended September 30, 2007. The decrease in net loss during the current period was due primarily to increased gross profit resulting from higher sales and higher gross margin, as well as decreased sales, general and administrative expenses, and a warrant modification expense recorded during the three months ended September 30, 2007 of $578,611. Net loss attributable to common stockholders of $1,497,500 included $675,760 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on September 30, 2008. See note 7 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2008 and 2007

Revenues

Revenues were $211,355 and $149,721 for the nine months ended September 30, 2008 and 2007, respectively. The increase was due primarily to increased service revenue earned during the nine months ended September 30, 2008 of approximately $47,700 from one customer. Increased software license revenue of $13,934 was due primarily to license revenues from our new video visitation software during the current period, partially offset by lower software revenues from our Device Manager product during the current period.

Cost of Revenues and Gross Profit

Cost of revenues increased $4,666, or 10%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due primarily to higher revenues during the current year.

Gross margins were approximately 76% and 69% for the nine months ended September 30, 2008 and 2007, respectively. The higher margins during the current period are due to the higher mix of higher margin software license sales during the current period as well higher margins on our current period service revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $2,282,208 and $2,233,724 for the nine months ended September 30, 2008 and 2007, respectively. The increase in the nine-month period ended September 30, 2008 compared to the similar period in 2007 resulted primarily from an increase in stock-based compensation of $310,936 during the current period due to amortization of stock option grants made to employees, consultants, and non-employee directors during the current period, offset primarily by a decrease in stock-related charges to Triton Value Partners during the period of $271,208 due to the lower price of our stock during the current period.

Research and Development Expenses

Research and development expenses were $907,280 in the nine months ended September 30, 2008 and $534,448 in the nine months ended September 30, 2007. The increase in expense was due mainly to the hiring of additional software development personnel subsequent to September 30, 2007 as well as increased stock based compensation of approximately $49,000 during the current period due to increased outstanding options during the current period.

Other Income/(Expense)

Other expense during the nine months ended September 30, 2008 of $619,379 consisted primarily of $532,076 to amortize debt discount and the value of warrants granted to the convertible note holders in January 2008, $78,894 to record the interest accrued on the convertible notes prior to their exchange into the Series C convertible stock offering, and debt offering costs of $21,579 amortized over the term of the notes.

Other expense of $1,318,002 for the nine months ended September 30, 2007, consisted primarily of the $772,655 to record the value of warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, $578,611 of expense recorded due to the increased fair value of the warrants modified in September 2007, partially offset by interest earned on cash balances during the nine months ended September 30, 2007.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the nine months ended September 30, 2008 was $3,648,282 compared to a net loss of $3,982,557 for the nine months ended September 30, 2007. The lower loss during the current period was due primarily to $772,655 recorded for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock and the $578,611 warrant modification expense in 2007, partially offset by approximately $532,000 to record debt discounts and the increased stock-based compensation of approximately $360,000 during the current year, a termination cost of approximately $53,000 recorded related to the termination of the Company’s former Chief Executive Officer in May 2008, as well as higher payroll costs during the current year due to additional personnel hired subsequent to September 30, 2007. Net loss attributable to common stockholders of $5,898,248 included $274,368 to record the value of common stock dividends paid on June 30, 2008 to Series A and Series B Convertible Preferred Stock holders and $1,975,598 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30 and September 30, 2008. See note 7 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the nine months ended September 30, 2008 of $3,648,282, cash used in operating activities of $2,139,456 during the nine months ended September 30, 2008, and an accumulated deficit of approximately $77.7 million at September 30, 2008, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. We have relied on periodic issuances of common stock, convertible debt, and notes payable to sustain our operations.

As of September 30, 2008, we had cash and cash equivalents of $2,034,834. We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines. On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008. We raised an additional $1,053,153 from the equity offering on that date and and additional $1,373,000 (net of offering costs) on September 26, 2008. We will likely require additional funding to fund our development and operating activities. This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. We used the proceeds of the convertible notes private placement for working capital purposes.

We used $2,139,456 in cash from operating activities during the nine months ended September 30, 2008 due primarily to our net loss during the period of $3,648,282. We used $1,914,409 in cash from operating activities in the nine months ended September 30, 2007 due primarily to our net loss during the period of $3,982,557. The increase in cash used during the current period was due mainly to the hiring of additional personnel after September 30, 2007. Cash received from financing activities during the nine months ended September 30, 2008 included $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period. These notes were exchanged into the our Series C convertible preferred stock offering on June 30, 2008, at which time we received $1,053,153 net cash proceeds from additional investments. Additionally, we received approximately $1,374,000 (net of offering costs) on September 26, 2008 from our Series C convertible preferred stock offering. Cash received from financing activities during the nine months ended September 30, 2007 included $331,000 of notes payable originated by three investors, including one member of the Company’s board of directors, as well as the approximate $2,808,000 in net proceeds received from the Series B convertible preferred private placement that the Company closed in the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, respectively, we used $28,318 and $90,215 in investing activities primarily to purchase new computer equipment.

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

The Company expects to spend less than $25,000 for capital expenditures for the remainder of fiscal 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had not material exposure to market risk from derivatives or other financial instruments as of September 30, 2008.

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

It is the responsibility of the Company’s management to establish and maintain adequate internal control over financial reporting. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2008, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

SIMTROL, INC.

Date: October 29, 2008	/s/ Oliver M. Cooper III
Chief Executive Officer (Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)