Form 10-K
period 2008-12-31
SIMTROL INC
filed 2009-03-30
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Common Stock, $.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                      Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on June 30, 2008 as reported on the Over the Counter Bulletin Board was approximately $2,414,000.

As of March 26, 2009, there were 10,857,882 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis or Plan of Operation,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors.  Factors that might cause or contribute to such differences include, but are not limited to, those set forth in the “Factors Affecting Future Performance” section below and elsewhere in this Annual Report and in our other reports on Forms 8-K, 10-Q and 10-K that we file with the Securities Exchange Commission (“SEC”) from time to time.  With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to make any revisions to the forward-looking statements or reflect events or circumstances after the date of this Annual Report.  References to “Simtrol,” the “Company,” “we,” “us” or “our” made herein from time to time shall mean “Simtrol, Inc.”

ITEM 1.  DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the State of Delaware on September 19, 1988. From 1990 to 2001, we primarily designed, manufactured, marketed and supported hardware-based command and control systems, including videoconferencing systems.  In September 2001 we changed our name from VSI Enterprises, Inc. to Simtrol, Inc.

General

We develop, market and sell software that centrally manages otherwise incompatible electronic devices in education, government and corporations.  These markets share several characteristics that make them suitable targets for our solution.  They have large installed bases of unmanaged devices, the number of devices being installed is growing rapidly, and there is mounting pressure within these markets to reduce the cost to operate, support and maintain these devices.  Organizations in these three markets segments use our software to:

•	Decrease the cost to operate, support and maintain these devices
•	Improve the effective use of these devices
•	Increase useful asset life of devices
•	Decrease the energy costs associated with powering these devices

We are concentrating our sales efforts on the education market.  In education, our classroom control software manages devices that drive learning in the classroom: projectors, interactive whiteboards, document cameras, DVRs and video cameras.  Our software resides on a PC in the classroom and can be addressed either from the PC or an interactive whiteboard.  In addition, our software can be installed at the school and district administrator level to monitor, manage, and report on devices in individual classrooms.

The education market is well-defined, under extreme pressure to reduce costs and is experiencing rapid adoption of interactive whiteboard technology.  The mass adoption of interactive whiteboards presents an opportunity for us to gain access to school district buying cycles.  Additionally, we have established an exclusive partnership with Promethean, Inc., a rapidly growing, interactive whiteboard company that specializes in the education market.

Government (local, state and Federal) markets share several of the same characteristics with education. Some of the other devices our software can manage that are more prevalent in government are: videoconferencing systems, security cameras, digital and analog displays, digital kiosks and digital signage.  We also have well-defined vertical applications for the corrections market focused on the emerging digital video visitation and arraignment markets.

For the corporate market, we have primarily focused on providing comprehensive digital signage device management.  As retail businesses are pressured to reduce store costs they are increasingly turning to digital signage and kiosks to provide customer service, support, consumer education and advertising.  The company’s Device ManagerTM solution is well-suited to provide central management of these devices across large retail chains.  Our solution provides centralized, remote monitoring, control and asset management of devices to reduce maintenance costs, energy costs and assure display uptime.

Our principal executive offices are located at 520 Guthridge Court, Suite 250, Norcross, Georgia 30092 and our telephone number is (770) 242-7566.

Recent Developments

Funding of Operations

We require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM (formerly named ONGOER®) product line.  On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008.  We raised an additional $1,027,264 from the equity offering on that date and an additional $1,373,570 (net of offering costs) on September 26, 2008. We used the proceeds of the convertible notes and convertible preferred stock private placements for working capital purposes.  We will likely require additional funding to fund our development and operating activities during the second quarter of 2009 and are currently attempting to raise an additional $1.0 million to $2.0 million in debt and/or equity financing to continue our efforts to gain end user acceptance of our software. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

As we have not been profitable during any year in our history and have not generated positive cash flows from operations, these matters raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Products

Historically, device control and monitoring solutions have been driven by closed-architecture hardware-based solutions. Based on open software architecture and standard hardware platforms, our products provide the market better pricing, more choices and are simpler to deploy without sacrificing functionality. With several years of software development, a growing track record of clients, and an increasing number of industry alliances, we are positioned to lead the paradigm shift away from proprietary hardware solutions towards open architecture software.

Current market solutions use expensive proprietary hardware. Our device management and control software is based on an open platform that allows control of devices with an industry standard platform – the PC – that is easily understood by IT professionals. The breadth and depth of our software gives our products the scalability and flexibility to control thousands of dissimilar devices – each with varying control protocols – in virtually an unlimited number of locations.

Product Summary: Device Manager

Device Manager is Simtrol’s device management and control software. The software allows any PC or server running Windows to network and communicate with thousands of proprietary AV and IT devices built by hundreds of manufacturers.  Specifically, Device Manager can control, manage, monitor, diagnose and schedule any device.

IT professionals have long managed corporate assets such as PCs, servers and routers.  During the past few years, most AV products became IP addressable – a requirement from IT professionals that wish to manage the AV devices with the same power and flexibility they use to manage IT assets. IT departments demand that these devices tie into their existing IT network and wish to use global IT tools such as IBM’s NetView, HP’s OpenView, or Computer Associates’ Unicenter to monitor and manage them.  Device Manager complements OpenView, NetView and Unicenter by passing valuable health/status information to them.  IT professionals need a product to control the devices locally and remotely and a product to monitor/manage/diagnose the devices remotely.  Our products support these needs while using industry standard PC technology.

The hardware supported by our software is based on the open PC market and comes from a variety of companies.  Our integration and OEM partners choose from many familiar brands to receive high quality and competitive pricing and our approach takes advantage of this high-quality, low-price, and easily available hardware.  PC equipment vendors are able to offer tremendous value because of the enormous economies of scale inherent in the PC marketplace.  Our partners are not locked into expensive, proprietary controllers, touch panels and connectivity hardware from industry leading control system providers.

Device Manager is computer-based general-purpose device control middleware running as a system service on a Windows 2000 and onward platform. It can control any device using a variety of interfaces, including TCP/IP, IR, IO, Relays, Serial (RS232, RS422 and RS485), Lanc, and USB. With Device Manager, users can leverage commodity, off-the-shelf PC hardware to create high-quality, affordable solutions.

Device Manager control software communicates with the devices in the meeting room as well as monitoring assets from the server.  Devices are controlled locally as part of the room application or remotely as a help desk application.  Health and status information of all devices is tracked real time and proactive alarms (email or text pages to wireless devices such as pagers or cell phones) are sent to service personnel.

Our software-based approach allows flexibility regarding hardware and development environment. Architecturally, application developers have the capability to write their graphical user interfaces or applications in various programming environments such as .NET, Visual Basic, C++, C#, Flash 8, Java, or Builder (Simtrol’s development environment for simple solutions). The application or GUI is then displayed on a commodity touch screen and/or mobile device for end-user use. Because Device Manager uses TCP/IP for command and control signaling, administrative and diagnostic functions are available via network-based diagnostics tools.

Device Manager connects via standard TCP/IP networking and monitors devices at remote locations and displays information about device health and status via a standard browser interface. Technicians may log in from any place at any time using standard web browsers to view the entire device control network at a glance.

Product Summary: Digital Arraignment and Video Visitation

Current video arraignment solutions are highly fragmented with a focus mainly on the audiovisual AV component of the application, separate from the considerable workflow, record tracking, and document retrieval requirements of the courts.  Other software systems address the court workflow but lack two essential or critical items: the video arraignment and court recording functionality.  We believe that CuriaxTM is the first product to provide a unified documentation and AV solution.  Following extensive end user research, the OakVideo solution (from which Curiax is derived) was designed, developed, and implemented by law enforcement and judicial experts from Oakland County, Michigan.  The result is a robust, fully implemented system that has garnered attention from counties around the United States as well as from legal systems around the world.

Curiax ArraignerTM is a web-based client-server, document management system tailored for law enforcement and judicial system users, with a unique videoconferencing and device control and monitoring element. Overcrowded courts create dangerous, costly logistical problems for transporting prisoners and inefficient systems prevent police from being on the street protecting citizens.  Curiax Arraigner allows jurisdictions to avoid the need to transport prisoners to courthouse for arraignment by integrating multipoint videoconferencing, court recording, and data workflow and document management into a unified platform.  We released additional integrated software products during 2008 including Curiax Video VisitationTM and Curiax Court RecordingTM.  Video Visitation automates the prisoner visitation process in correctional facilities and reduces the personnel resources required to facilitate the visitation process.

Protection of Intellectual Property Rights

We have implemented both legal (copyright) and practical protective measures to protect our intellectual property rights in our Device Manager, Curiax Arraigner, Curiax Video Visitation, and Curiax Court Recording software.  We claim copyright protection in all software and manuals that we create.  We also derive considerable practical protection by supplying and licensing only a non-modifiable run-time version to our customers and keeping confidential all versions that can be modified.  By licensing the software rather than transferring title we, in most cases, have been able to incorporate restrictions in the licensing agreements, which impose limitations on the disclosure and transferability of the software.  No determination has been made as to the legal or practical enforceability of these restrictions, or the extent of customer liability for violations.

Product Development Strategies

The AV world and the IT world are converging, with more and more devices becoming network enabled. Like PCs and servers, we believe IT departments will demand AV products (projectors, audio processors, video codecs, video switchers, cameras, electronic whiteboards, etc.) be accessible on a corporate network, where they can be controlled, managed and monitored from centralized and/or remote locations. Device Manager installs on PCs and servers, and supports a product architecture that allows them to control, monitor and manage any device connected to them via the network.

Markets

As connected devices proliferate and become more functional, the issue of controlling, monitoring and maintaining them becomes increasingly complex and costly.  These devices include interactive whiteboards, projectors, document cameras, videoconferencing systems and PCs. Currently there are no comprehensive, software-based systems in place to manage these devices at an enterprise level across school districts. The addressable U.S. market in K-12 education is approximately three million classrooms across 15,000 school districts.  The typical classroom has from one to four disparate digital devices.

In the healthcare sector, Simtrol’s core value to operating room companies is the replacement of proprietary architecture with open PC architecture to control and monitor all operating room (OR) devices.  This provides more technical flexibility, better scalability and a simpler design while lowering costs.

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

Our Video Visitation product allows corrections facilities to reduce the personnel requirements required to staff visitation areas and lower the potential for dangerous logistical problems resulting from the transport of prisoners.

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

Because Device Manager is a software-based control system designed to run on commodity PC hardware, we believe we have several advantages over AMX and Crestron.  The PC industry is a vast marketplace with enormous economies of scale.  Computer hardware including touch screens, interactive whiteboards, wireless smart displays, and serial ports are extremely powerful and inexpensive.  Innovative and wireless network-enabled devices are regularly introduced into the mass PC market.  There are advantages for end customers in familiarity and cost compared to proprietary, hardware-based control systems.

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

Research and Development

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2008 our expenditures for research and development of new products or new components for our Device Manager and Curiax products totaled $1,250,209, an increase of 51% from the total expenditures of $828,564 in 2007.  Our increased expenses from 2007 to 2008 resulted primarily from personnel we hired throughout the periods.  Our research and development efforts have concentrated on expanding the control and monitoring aspects of our software as well as improving user interfaces to facilitate ease of use of our software.  Due to current capital resource constraints and concentration of our efforts on gaining wider adoption of our software by end users, we do not anticipate a similar increase in expense during 2009.

Employees

As of December 31, 2008, we employed twenty persons full time, including two executive officers. Of the full-time employees who were not executive officers, nine were engaged in research and development and operations, seven in sales and service, and one each in information systems and administrative activities. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 10,000 square feet of leased office space in Norcross, Georgia, under a 60-month lease which expires in October 2012.  Current monthly rent is approximately $11,800 including common area maintenance charges, taxes, and insurance.

We believe that our current facilities are adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter	$2.80	$0.27
Second Quarter	2.25	1.01
Third Quarter	1.55	0.90
Fourth Quarter	1.30	0.60

FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter	$0.95	$0.60
Second Quarter	0.65	0.21
Third Quarter	0.65	0.36
Fourth Quarter	0.43	0.18

As of March 25, 2009, there were approximately 293 holders of record and approximately 2,500 beneficial holders of our Common Stock.

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

The following table provides information as of December 31, 2008 regarding the Company’s compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	6,000,000		$0.67	-
Equity compensation plans not approved by security holders	29,423,724	(1)	$0.52	480,800
Total	35,423,724		$0.63	480,800

(1)	Includes 1,420,950 options granted to employees and consultants and 28,002,774 warrants to purchase common stock.

See Note 12 to the consolidated financial statements for a description of the Company's 2002 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On December 31, 2008, we issued 6,750 shares of Common Stock to three members of our Board of Directors in lieu of cash fees for attendance at Board meetings during the three months ended December 31, 2008.  The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act.  In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future sales and business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition, our ability to complete the development of and market our new Device Manager product line and other uncertainties detailed from time to time in our Securities and Exchange Commission (“the SEC”) filings, including our Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

Overview

As of December 31, 2008, the Company had cash and cash equivalents totaling $997,048.  Due to a net loss and cash used in operating activities of $4,879,582 and $3,143,747, respectively, during 2008, an accumulated deficit of approximately $79.2 million at December 31, 2008, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. We have relied on periodic issuances of common stock, convertible preferred stock and convertible debt to sustain our operations.

We used $3,143,747 in cash from operating activities in 2008, primarily due to our loss of $4,879,582 during 2008, and we used $2,625,253 in cash from operating activities in 2007, primarily due to our loss of $4,905,483 during 2007.  Our cash used from operations increased during 2008 primarily due to an increase in personnel costs during the year to accelerate our product development and sales and marketing efforts.  Due to the significant number of employees we added throughout calendar 2007, we had significantly higher personnel costs during 2008, although our year-end employee totals were substantially the same.

During 2008, we used $11,418 in investing activities, primarily due to purchases of new computer equipment of $35,924, offset partially by proceeds from the partial redemption of a certificate of deposit of $24,506.  During 2007, we used $225,677 in investing activities, comprising $125,677 for purchases of equipment and leasehold improvements on our current office space that we occupied in October 2007 and $100,000 for purchase a certificate of deposit.  We delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default.  Also, we were required to collateralize the letter of credit with a $100,000 one-year certificate of deposit.  In 2008, the letter of credit amount was reduced to $80,000 per the terms of the lease and we collateralized the letter of credit with an $80,000 certificate of deposit. Leasehold improvements are amortized over the shorter of the estimated useful life or the life of our new office lease and computer equipment is depreciated over estimated useful lives, on a straight-line basis. We also issued $26,000 and $26,000 in 2008 and 2007, respectively, of our common stock in conjunction with the acquisition of the remaining 50% interest in a joint venture that we did not previously own (see Note 11 to the consolidated financial statements).  Cash received from financing activities during 2008 included the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008.  We raised an additional $1,027,264 (net of offering costs) from the equity offering on that date and an additional $1,373,570 (net of offering costs) on September 26, 2008.  See Notes 6 and 7 to our consolidated financial statements.

Our total assets increased approximately 119% to $1,457,152 at December 31, 2008 from $665,117 at December 31, 2007. The increase in assets was primarily due to the proceeds from issuance of our Series C convertible preferred stock in June and September 2008 in a private placement (see Note 7 to our consolidated financial statements), partially offset by cash used to fund operations during the period.

Current liabilities decreased $41,000, or 13%, due primarily to the payment of accounts payable and accrued expenses at December 31, 2007 with proceeds of our private placements during 2008.

LIQUIDITY AND SOURCES OF CAPITAL

General

We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines.  On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008.  We raised an additional $1,027,264 (net of offering costs) from the equity offering on that date and an additional $1,373,570 (net of offering costs) on September 26, 2008. We will likely require additional funding to fund our development and operating activities during the second quarter of 2009 and are currently attempting to raise an additional $1.0 million to $2.0 million in debt and/or equity financing to continue our efforts to gain end user acceptance of our software. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us.  Also, anti-dilution provisions of our existing Series A, B, and C Convertible Preferred stock might result in additional dilution to existing common shareholders if such financing results in adjustments to the conversion terms of the convertible preferred stock.  If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. We used the proceeds of our private placements primarily for operating activities.

We expect to spend less than $100,000 on capital expenditures in 2009.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB 104”) for revenue recognition.  We adhere strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of our revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  We recognize revenue from Device Manager software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

•
Capitalized software and research and development costs. Our policy on capitalized software and research and development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether research and development costs meet the criteria for immediate expense or capitalization. We did not capitalize any software and research and development costs during either 2008 or 2007 and all assets were fully amortized by December 31, 2006.  Our research and development efforts during 2007 and 2008 primarily involved product improvements to our Device Manager product to improve its functionality and ease of use for end users.  Total capitalized software and research and development costs are $2,208,070 and all amounts were previously amortized.

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $76,000 in 2008 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product.  No impairment was recorded in 2007.  See note 12 to our consolidated financial statements.

•
Stock-Based Compensation.  Stock option awards are granted with an exercise price equal to or greater than the market price of our stock on the date of the grant in accordance with the our 2002 Equity Incentive Plan.  The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees. We implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (”SFAS”) No. 123R, "Share Based Payment", in the first quarter of 2006. The statement requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  We use historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 that provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (“FSP”), SFAS No. 157-2, or FSP FAS No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and was effective upon issuance for future periods and prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The application of FSP FAS No. 157-3 for financial assets in a market that is not active did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. The adoption of SFAS No. 141(R) could have a significant impact on how we allocate the purchase price of an acquired business. The impact will be limited to future acquisitions.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value reporting option for any assets or liabilities not previously recorded at fair value.

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles (“GAAP”). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The adoption of this Statement did not have any impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB No. 128, “Earnings per Share”.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively.  The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Results of Operations

Revenues

Revenues were $294,695 and $191,053 in 2008 and 2007, respectively. The 54% increase in revenues from 2007 to 2008 was primarily due to increased software license revenue of $64,399 as we had software license revenues from our new video visitation software during 2008, and increased service revenues during 2008 of $39,243 due primarily to application development for one customer in the operating room market.  Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

We anticipate significantly increased revenues during 2009 due to our sales and product development efforts in 2008 that resulted in our partnership with Promethean in 2008 and installation of our software in classrooms in 2009.  Also, we anticipate that additional functionality we add to our video visitation software in 2009 will further increase the productivity of end users of the product and enable wider adoption of the software in additional correctional facilities.

Cost of Revenues and Gross Profit

Gross profit as a percentage of revenues was approximately 81% and 73% in 2008 and 2007, respectively.  The higher gross profit as a percentage of revenues during 2008 resulted primarily from a higher mix of higher margin software license sales compared to 2007.  We anticipate that gross profit as a percentage of revenues will increase in the future as our mix of software licenses versus service revenues increases.  Additionally, we will no longer pay a cash royalty license fee for use of certain licensed software in our Device Manager product.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $3,257,486 and $2,907,218 for 2008 and 2007, respectively. The increase in 2008 compared to 2007 resulted primarily from higher stock-based compensation during the current year of approximately $537,000 due to the stock option grant for 2,000,000 shares to our new Chief Executive Officer (three year vesting) and grants made to consultants with instant vesting, as well as increased expenses related to the hiring of consultants for business development, marketing, website development, and finance, offset partially by decreased stock payments made to Triton Value Partners during 2008 due to the timing of certain share issuances to them as well as a lower average stock price for our common stock during 2008 compared to 2007.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $1,250,209 and $828,564 for 2008 and 2007, respectively.  The increase in expense was due mainly to the hiring of additional software development personnel including a new Chief Technology Officer, increased stock-based compensation due to additional option grants made to employees, as well as the increased use of third-party development personnel and outsourced software development services during the current period.  Due to current capital resource constraints and concentration of our efforts on gaining wider adoption of our software by end users, we do not anticipate a similar increase in expense during 2009.

During 2008 and 2007, respectively, stock-based compensation of $174,179 and $98,883 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other income/(expense)

Other expense during 2008 of $611,262 consisted primarily of $532,076 to amortize debt discount and the value of warrants granted to the convertible note holders in January 2008, $78,894 to record the interest accrued on the convertible notes prior to their exchange into the Series C convertible stock offering and repayment, and debt offering costs of $21,579 amortized over the term of the notes, partially offset by interest earned on our cash balances during the year.

Other expense of $1,308,441 for 2007 consisted primarily of the $772,655 expense to record the value of warrants to purchase 710,200 shares of common stock granted to noteholders as an inducement for the conversion of their notes for Series B preferred stock, $578,611 of expense recorded due to the increased fair value of the warrants modified in September 2007, partially offset by interest earned on cash balances during the year.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for 2008 was $4,879,582 compared to a net loss of $4,905,483 for 2007.  Operating expenses increased by $771,913 during the current year due primarily to higher stock-based compensation of $596,933 due to the greater number of option outstanding during the current year and the higher number of options granted with immediate vesting.  The higher operating expenses were primarily offset by decreased other expenses during 2008 as in 2007 we recorded  $772,655 for the value of warrants issued in conjunction with the exchange of notes payable for Series B Preferred stock and the $578,611 warrant modification expense in 2007, partially offset by $532,076 to record debt discounts during the current year,.

Net loss attributable to common stockholders of $7,366,588 and $6,444,518 for 2008 and 2007, respectively, included $511,408 and $599,917 to record the value of preferred stock dividends paid in the form of common stock on June 30 and December 31 each year to Convertible Preferred Stock holders and $1,975,598 and $939,118 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued in 2008 and Series B Convertible Preferred Stock in 2007.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page 21 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

A material weakness is a significant deficiency (or a combination of significant deficiencies) that result in a more-than-remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company previously disclosed that it had difficulty in evaluating, applying, and documenting complex accounting principles, and in preparing a complete report without major errors, within our accounting function and reported that a material weakness existed within its system of controls.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008, the effectiveness of the design and operation of our disclosure controls and procedures. In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the changes and enhancements in our control environment, as described below, that we have implemented prior to December 31, 2008, that remedied our previously disclosed material weaknesses.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company implemented additional procedures at December 31, 2008, regarding the review and preparation of the accounting related to complex accounting principles and the Company’s reports.  On an as-needed basis, the Company will use outside consultants to assist in the preparation of the Company’s financial accounting records and financial reports.  No such assistance was deemed to be required as of December 31, 2008.

The Company’s significant deficiency involves a lack of segregation of duties within its internal control function. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2008.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general, administrative and financial matters. This constitutes a significant deficiency in financial reporting. However, at this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(15(f)) under the Securities Exchange Act of 1934, as amended).  Our management including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008, the effectiveness of our internal control over financial reporting using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurances regarding reliability of financial reporting, for the reasons set forth above in “- Evaluation of Disclosure Controls and Procedures.”

Changes in Internal Control Over Financial Reporting

Other than what has been disclosed above, there have been no significant changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 21, 2009 one shareholder converted 8,000 shares of the Company’s Series A Convertible Preferred Stock to 32,000 shares of the Company’s common stock.

On March 4, 2009 one shareholder converted 11 shares of the Company’s Series B Convertible Preferred Stock to 22,000 shares of the Company’s common stock.

On March 26, 2009 one shareholder converted 10 shares of the Company’s Series B Convertible Preferred Stock to 20,000 shares of the Company’s common stock.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANACE

The information required by this Item is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2009, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item will be presented in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2009, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be presented in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2009, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be presented in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2009, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has engaged Marcum & Kliegman LLP as the Company’s independent accountants to review and audit the Company’s financial statements for the year ended December 31, 2008.

Audit Fees.  The aggregate fees billed by Marcum & Kliegman LLP for professional services amounted to $108,707 and $119,502 for the audits of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, respectively, which services includes the cost of the reviews of the Company’s condensed consolidated financial statements included in the Company’s Forms 10-Q for 2008 and 2007.

Audit-Related Fees.  There were no fees charged during 2008 and 2007 for audit-related services.

Tax Fees.  No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum & Kliegman LLP during 2008 or 2007.

All Other Fees.  There were no fees charged during 2008 and 2007 for other services.

All fees paid to Marcum & Kliegman LLP were, and will continue to be, approved by the audit committee in accordance with our audit committee charter prior to commencement of work.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company’s Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as “2005 SB-2”), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 2”), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 3”), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as “S-1”); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as “1993 10-K”); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as “1994 10-K”); (vii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as “1998 10-K/A”) filed on April 30, 1999 , (viii) the Company's Form S-8 Registration Statement (File No. 333-148890), (referred to as “Option Plan S-8”) filed on January 28, 2008, (ix) the Company's Registration Statement on Form S-3 amended January 31, 1999 (“1999 S-3”), (x) the Company's Report on Form 8-K filed March 12, 2009 (referred to as “March 12, 2009 8-K”), (xi) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 10-KSB”) filed April 17, 2007, or (xii) the Company’s 2002 proxy statement on Schedule 14A (referred to as “2002 Proxy Statement”) filed on April 24, 2002.

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company, as amended through March 8, 2007 (2006 10-KSB)

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

4.1	Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

4.2	Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	2002 Equity Incentive Plan (2002 Proxy Statement)

*10.5	2002 Equity Incentive Plan Form S-8 (Option Plan S-8)

* 10.6	Technology License Agreement between ACIS, Inc. and the Company dated March 5, 2009 (March 12, 2009 8-K)

*10.9	Triton Value Partners Engagement Agreement dated January 31, 2007 (2006 10-KSB)

21.1	Subsidiaries of the Company

23.1	Consent of Marcum & Kliegman LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1(1)	Section 1350 Certifications

* Previously filed

(1)  In accordance with Item 601 (B) 32 of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMTROL, INC.

	By:	/s/ Oliver M. Cooper, III
Date: March 27, 2009		Oliver M. Cooper, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	March 27, 2009
Dallas S. Clement

/s/ Oliver M. Cooper, III	Chief Executive Officer	March 27, 2009
Oliver M. Cooper, III	(Principal Executive Officer)

/s/ Stephen N. Samp	Chief Financial Officer	March 27, 2009
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Adam D. Senter	Director	March 27, 2009
Adam D. Senter

/s/ Lee D. Wilder	Director	March 27, 2009
Lee D. Wilder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Simtrol, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Simtrol, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity/(deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simtrol, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, at December 31, 2008, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
March 27, 2009

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$997,048	$256,358
Accounts receivable	80,015	27,232
Inventory	28,905	-
Prepaid expenses and other assets	129,873	19,178
Total current assets	1,235,841	302,768

Certificate of deposit-restricted	81,126	101,862
Deferred financing costs, net	-	16,601
Property and equipment, net	101,509	117,285
Right to license intellectual property, net	27,218	115,143
Other assets	11,458	11,458
Total assets	$1,457,152	$665,117

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities
Accounts payable	$188,064	$169,243
Accrued expenses	43,505	122,382
Deferred revenue	19,518	462
Common stock to be issued	26,000	26,000
Total current liabilities	277,087	318,087

Common stock to be issued, less current portion	-	26,000
Deferred rent payable	20,551	16,488

Total liabilities	297,638	360,575
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 688,664 and 728,664 outstanding; liquidation values of $2,065,992 and $2,185,992	171	182
Series B Convertible: 4,700 shares designated; 4,285 and 4,700 outstanding; liquidation values of $3,213,750 and $3,525,000	1	1
Series C Convertible: 7,900 shares designated; 5,534 and 0 outstanding; liquidation values of $4,150,500 and $0	14	-
Common stock, 100,000,000 shares authorized;
$.001 par value; 10,783,882 and 7,314,371 issued and outstanding	10,784	7,314
Additional paid-in capital	80,338,073	72,119,986
Accumulated deficit	(79,189,529)	(71,822,941)
Total stockholders' equity	1,159,514	304,542
Total liabilities and stockholders’ equity	$1,457,152	$665,117

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
Revenues
Software licenses	$161,983	$97,584
Service	132,712	93,469
Total revenues	294,695	191,053
Cost of revenues
Software licenses	2,895	2,834
Service	52,425	49,479
Total cost of revenues	55,320	52,313
Gross profit	239,375	138,740

Operating expenses
Selling, general and administrative	3,257,486	2,907,218
Research and development	1,250,209	828,564

Total operating expenses	4,507,695	3,735,782

Loss from operations	(4,268,320)	(3,597,042)

Other income/(expenses)
Amortization of debt discount and beneficial conversion feature of convertible notes payable	(532,076)	-
Amortization of debt issuance costs	(21,579)	-
Interest income	23,439	51,716
Interest expense	(81,046)	(8,891)
Increased fair value of warrants’ modification	-	(578,611)
Finance expense on conversion of notes payable	-	(772,655)
Total other expense	(611,262)	(1,308,441)

Net loss	(4,879,582)	(4,905,483)
Preferred stock dividend	511,408	599,917
Deemed preferred dividend	1,975,598	939,118
Net loss attributable to common stockholders	$(7,366,588)	$(6,444,518)
Net loss per common share attributable to common stockholders-basic and diluted	$(0.85)	$(1.04)

Weighted average number of common shares outstanding	8,696,718	6,204,921

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
For the Years Ended December 31, 2008 and 2007

	Preferred Stock		Common stock
	Number of Shares	Par Value	Number of Shares	Par value	Additional Paid-in capital	Accumulated deficit	Total
Balance, January 1, 2007	384,666	$96	4,930,004	$4,930	$63,646,515	$(65,378,423)	$(1,726,882)

Net Loss						(4,905,483)	(4,905,483)
Issuance of Series B Preferred Stock	4,700	1			3,518,793		3,518,794
Conversion of Series A Preferred Stock	(40,668)	(10)	162,672	163	(153)		-
Issuance of Series A Preferred stock in modification	384,666	96			523,050		523,146
Issuance of common stock to directors			18,431	18	21,432		21,450
Stock-based compensation amortization					357,153		357,153
Warrant issued in Series A modification					245,620		245,620
Issuance of common stock for purchase of license agreement			100,000	100	25.900		26,000
Write off remainder of previously accrued dividend payable					403,097		403,097
Cashless warrant exercises			713,387	713	(713)		-
Warrants issued for notes payable exchange					772,655		772,655
Common stock dividend on Series A and B Convertible Preferred shares			604,977	605	599,312	(599,917)	-
Increase in fair value of warrants due to modification					578,611		578,611
Issuance of common stock for services			784,900	785	489,596		490,381
Deemed preferred dividend					939,118	(939,118)	-
Balance, December 31, 2007	733,364	183	7,314,371	7,314	72,119,986	(71,822,941)	304,542

Net Loss						(4,879,582)	(4,879,582)
Issuance of Series C Preferred Stock	5,534	14			3,973,571		3,973,585
Conversion of Series A Preferred Stock	(40,000)	(10)	160,000	160	(150)		-
Conversion of Series B Preferred Stock	(415)	(1)	830,000	830	(829)		-
Issuance of common stock to directors			17,376	18	5,832		5,850
Stock-based compensation amortization					969,686		969,686
Issuance of common stock for purchase of license agreement			100,000	100	25,900		26,000
Amortization of debt discount and beneficial conversion feature of convertible notes payable					532,076		532,076
Common stock dividend on Series A, B, and C Convertible Preferred shares			1,926,735	1,927	509,481	(511,408)	-
Issuance of common stock for services			320,400	320	138,787		139,107
Issuance of common stock for consulting services			115,000	115	88,135		88,250
Deemed preferred dividend					1,975,598	(1,975,598)	-
Balance, December 31, 2008	698,483	$186	10,783,882	$10,784	$80,338,073	$(79,189,529)	$1,159,514

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,879,582)		$(4,905,483)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of right to license intellectual property	76,782		-
Depreciation and amortization	62,843		80,080
Amortization of stock-based compensation	975,536		378,603
Issuance of stock for services	139,107		490,381
Amortization of capitalized stock for services	81,687		-
Issuance of warrants in conversion of notes payable to preferred stock	-		772,655
Increase in fair value of warrants’ modification	-		578,611
Amortization of deferred financing costs	21,579		-
Accrued interest converted to convertible preferred stock	72,750		5,736
Amortization of debt discount and beneficial conversion feature of convertible notes payable	532,076		-
Changes in operating assets and liabilities
Accounts receivable	(52,783)		57,137
Inventory	(28,905)		-
Prepaid expenses and other current assets	(104,131)		12,129
Interest on certificate of deposit- restricted	(3,770)		(1,862)
Other long-term assets	-		(11,458)
Accounts payable	18,821		(98,836)
Accrued expenses	(78,876)		4,625
Deferred revenue	19,056		462
Deferred rent payable	4,063		11,967
Net cash used in operating activities	(3,143,747)		(2,625,253)

Cash flows from investing activities
Purchases of property and equipment	(35,924)		(125,677)
Partial redemption/ (Purchase) of certificate of deposit	24,506		(100,000)
Net cash used in investing activities	(11,418)		(225,677)

Cash flows from financing activities
Net proceeds from note payable issuance	1,500,000		331,000
Repayment of note payable	-		(14,286)
Cash overdraft	-		(1,420)
Net proceeds from stock issuances	2,400,834		2,808,594
Capitalized offering costs	(4,979)		(16,600)
Net cash provided by financing activities	3,895,855		3,107,288

Increase in cash and cash equivalents	740,690		256,358

Cash and cash equivalents, beginning of the year	256,358		0

Cash and cash equivalents, end of the year	$997,048		$256,358
Supplementary disclosure:
Cash paid during the year for interest	$8,326		$3,085

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for right to license intellectual property	$26,000	$	$ 26,000
Capitalized issuance of common stock for consulting services	$88,250		$-
Exchange of convertible notes payable for Series B Preferred stock	$-		$710,200
Exchange of convertible notes payable for Series C Preferred stock	$1,572,750		$-
Dividend on Convertible Preferred Stock paid in common stock	$511,408		$599,917
Issuance of Series A Preferred stock as dividend payment on covenant default	$-		$768,766
Issuance of warrants as dividend payment on covenant default	$-		$403,097
Deemed preferred dividend	$1,975,598		$939,118

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

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

Certain amounts in the 2007 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the 2008 consolidated financial statements.  These reclassifications have no effect on previously reported net loss.

NOTE 2 – Going Concern

As of December 31, 2008, the Company had cash and cash equivalents totaling $997,048 and working capital of $958,754.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $4,879,582 and used net cash of $3,143,747 in operating activities during 2008. The Company will likely require additional funding to fund its development and operating activities during the second quarter of 2009 and is currently attempting to raise an additional $1.0 million to $2.0 million in debt and/or equity financing to continue its efforts to gain end user acceptance of its software. However, there can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to the Company.  Also, anti-dilution provisions of the existing Series A, B, and C Convertible Preferred stock might result in additional dilution to existing common shareholders if such financing results in adjustments to the conversion terms of the convertible preferred stock.  If the Company is unable to obtain this additional funding, its business, financial condition and results of operations would be adversely affected.

On January 23, 2008, the Company completed the sale of $1,500,000 of securities in a private placement of convertible notes (see Note 6).  On June 30, 2008, these notes were exchanged in a private placement of Series C convertible preferred stock (see Note 7) and the Company received an additional $1,027,264 (net of offering costs) from additional investors on that date.  On September 26, 2008, the Company received an additional $1,373,570 (net of offering costs) from additional investors in a private placement of Series C convertible preferred stock (see Note 7).  Management of the Company continues to actively seek additional funding to continue to develop its products to generate income from operations.  Even if the Company obtains additional equity capital, the Company may not be able to execute its current business plan and fund business operations for the period necessary to achieve positive cash flow.  In such case, the Company might exhaust its capital and be forced to reduce expenses and cash burn to a material extent, which would impair its ability to achieve its business plan.  If the Company runs out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to the Company.  If no source of additional cash is available to the Company, then the Company would be forced to significantly reduce the scope of its operations or possibly seek court protection from creditors or cease business operations altogether.

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

Loss Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	December 31, 2008	December 31, 2007
Options	7,420,950	4,401,375
Warrants	28,002,774	16,434,774
Convertible Preferred Stock	22,392,656	12,314,656
Total	57,816,380	33,150,805

Accordingly, basic and diluted loss per share are identical.

Stock-Based Compensation

On January 1, 2006, the Company adopted, using the modified prospective application, SFAS No. 123R, “Accounting for Stock Based Compensation” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The expenses are included in selling, general, and administrative or research and development expense depending on the grant recipient.

Valuation of Long-Lived Assets

The Company records impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.  The Company recorded an impairment of $76,782 in 2008 to lower the carrying value of its right to license intellectual property to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  No impairment was recorded in 2007.

Revenue Recognition

Revenues consist of the sale of device management, control, and monitoring software and digital arraignment software, videoconferencing systems and related maintenance contracts on these systems.  The Company marketed three products during 2008 and 2007:  the Company’s control and monitoring software, Device ManagerTM (formerly known as OnGoer®), digital arraignment software called Curiax ArraignerTM, and video visitation product called Curiax Video VisitationTM.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  The Company recognizes revenue from DeviceManager software sales upon shipment as the Company sells the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract. The Company had no sales of Curiax products during 2007.  The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104, (“SAB 104”), with respect to all of its revenue.  The Company adhered strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

Deferred Revenue

Deferred revenue consists of payments made by customers in advance of when services are delivered.  As of December 31, 2008 and 2007, there were $19,518 and $462, respectively, of deferred revenues.

Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with a maturity of twelve months or less when purchased to be cash equivalents.  The Company places its cash deposits and cash investments with financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of the probable losses inherent in the account receivable balance.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventory

The Company purchases certain hardware connectivity devices to allow connectivity of devices with different interfaces in classrooms.  The inventory is stated at the lower of cost or market value and is recorded at the actual cost paid to third-party vendors.  The Company accounts for the inventory using the first-in, first-out (“FIFO”) method of accounting.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over the shorter of their estimated useful lives, ranging from 3-10 years on a straight-line basis.  Leasehold improvements will be amortized over the shorter of the estimated useful life or over 60 months, the term of the initial lease on the Company’s facility.

Software Development Costs

The Company’s policy on capitalized software development costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

The Company did not capitalize any software development costs during either 2008 or 2007 and all assets were fully amortized by December 31, 2006.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

Income Taxes

Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets reflect the tax effect of temporary differences between asset and liability amounts recognized for income tax purposes and the amounts recognized for financial reporting purposes. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest, penalties and disclosures.

Deferred Offering Costs

The Company capitalizes those costs directly associated with convertible debt and equity offerings including legal costs, securities filing fees, and miscellaneous offering related expenses.  These amounts are expensed as finance costs over the term of associated debt and recorded as reductions of additional paid in capital for equity offerings.

Right to License Intellectual Property

The Company evaluates intangible assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company records an impairment charge if the estimated fair value of the intangible asset is less than the carrying value of the intangible asset and the carrying value of the intangible asset is not deemed recoverable.  See Note 11.

Fair Value of Financial Instruments

In January 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observablility and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with SFAS 157.  See Note 11 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 that provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (“FSP”), SFAS No. 157-2, or FSP FAS No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and was effective upon issuance for future periods and prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The application of FSP FAS No. 157-3 for financial assets in a market that is not active did not have a material impact on the Company’s consolidated financial statements. The Company does  not believe the adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities, effective January 1, 2009, will have a material impact on the Company’s consolidated financial statements. See Note 12 for additional information and related disclosures regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. The adoption of SFAS No. 141(R) could have a significant impact on how the Company allocates the purchase price of an acquired business. The impact will be limited to future acquisitions.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value reporting option for any assets or liabilities not previously recorded at fair value.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States Generally Accepted Accounting Principles (“GAAP”). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The adoption of this Statement did not have any impact on the Company’s financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position and results of operations.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 3 – Significant Accounting Policies, continued

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB No. 128, “Earnings per Share”.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively.  The adoption of EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31, 2008 and 2007:

	2008	2007
Machinery and equipment	$156,021	$130,078
Furniture and fixtures	16,599	6,619
Leasehold improvements	15,840	15,840
	188,460	152,537
Less accumulated depreciation and amortization	(86,952)	(35,252)
	$101,508	$117,285

Depreciation and amortization expense relating to property and equipment was $51,700 and $25,223 for the years ended December 31, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

NOTE 5 – Related Party Transaction

As of March 16, 2007, one former member of the Board of Directors had a total of $510,000 notes payable outstanding, of which he exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement. See Note 7. The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007. See Note 7.

On January 23, 2008, one member of the Board of Directors purchased a $22,500 convertible note in the Company’s private placement (see Note 6).  On June 30, 2008, this convertible note, along with $750 of accrued interest, was exchanged into the Company’s Series C Convertible Preferred stock offering.  The board member received 31 shares of Series C Convertible Preferred stock and a warrant to purchase 62,000 shares of the Company’s common stock at that time, in accordance with the terms of the Company’s private placement.  The Company also paid $426 of accrued interest not exchanged into the private placement. See Note 6.

Note 6 – Convertible Notes Payable

On January 23, 2008, the Company completed the sale of $1,500,000 of convertible notes payable (“Convertible Notes”) in a private placement.

Important terms of the Convertible Notes included:

•	The Convertible Notes were unsecured, bore interest at the rate of 12% per annum, were payable nine months from the issue date (“Maturity Date”) and could be pre-paid at any time without penalty.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 6 – Convertible Notes Payable, continued

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

The Company raised a net total of $1,479,000 from the sale (offering costs of approximately $16,000 incurred in 2007 and $5,000 during 2008 were capitalized as financing costs).  In conjunction with the issuance of the Convertible Notes, the Company recorded debt discounts of $532,076 for the estimated value of the warrants and a beneficial conversion feature.  Amortization of the debt discounts included in finance expense during 2008 totaled $532,076.  All debt discounts have been fully amortized as of December 31, 2008, due to the exchange of all the Convertible Notes into Series C Convertible Preferred Stock as a result of a “Qualifying Next Equity Financing” on June 30, 2008 per the above terms (see Note 7).  Accrued interest of $72,750 on the notes converted on that date and $6,144 of accrued interest that remained outstanding on that date was repaid to noteholders in July 2008.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 7 - Stockholders’ Equity

During 2008 and 2007, the Company issued 17,376 and 18,431 shares of common stock valued at $5,850 and $21,450, respectively, to members of the Board of Directors for attendance at meetings.  These amounts were included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

During 2008 and 2007, respectively, the Company issued 320,400 and 784,900 restricted common shares to Triton Value Partners (“Triton”) valued at $139,107 and $490,381 as part of its 24-month engagement with the Company that commenced on January 31, 2007.  Triton received 480,000 shares in January 2007 at the conclusion of its initial engagement and received 640,000 shares of stock ratably over the term of its 24-month engagement commenced in January 2007.  The expense was recorded at the fair value of the stock on the days of issuances of the stock.

During 2008, two Series A Convertible Preferred Stock holders converted 40,000 shares of their Preferred Stock and were issued 160,000 shares of common stock.

During 2008, thirteen Series B Convertible Preferred Stock holders converted 415 shares of Preferred Stock and were issued 830,000 shares of common stock.

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

On June 26, 2008, the Certificate of Designation establishing the terms of a Series C Convertible Preferred Stock was filed. Certain terms of the Series C Preferred Stock are as follows:

•	The Series C Convertible Preferred Stock stated value is $750 and each share converts into common stock at the conversion price of $0.375 at any time and without limitation.

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

•
If the Company’s common stock bid price closes at or above $1.00 for 20 consecutive trading days and the average daily trading volume, in dollars, of the common stock is equal to or greater than $150,000, then Series C Convertible Preferred Stock will automatically convert to common at $0.375 per common share.

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 7 – Stockholders’ Equity, Continued

On June 30, 2008, the Company completed the sale of a total of $2,716,750 of securities in a private placement of 3,622 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of the Company’s common stock at an exercise price of $0.375 per share. The sale was comprised of $1,144,250 gross cash proceeds and the exchange of the Convertible Notes (see note 6) from 21 note holders, including one member of the board of directors, totaling $1,500,000 principal and $72,750 of accrued interest.  The net proceeds were $1,053,153.  Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock). In accordance with Emerging Issues Task Force 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and Emerging Issues Task Force 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", the Company determined the relative fair value of the warrants and the Series C convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 114.6%, risk-free interest rate of 3.34% and a term of five years. In connection with the issuance of the securities above, a deemed dividend of $1,299,838 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.19 per share effective conversion price of the Series C Convertible Preferred Stock issued on June 30, 2008.

On September 26, 2008, the Company completed the sale of a total of $1,433,750 of securities in a private placement of 1,912 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of the Company’s common stock at an exercise price of $0.375 per share. Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock).   The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 110.5%, risk-free interest rate of 3.05% and a term of five years. In connection with the issuance of the securities above, a deemed dividend of $675,760 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.18 per share effective conversion price of the Series C Convertible Preferred Stock issued on September 26, 2008.

On June 30, 2008, in accordance with the terms of the Series B Convertible Preferred stock, the Company elected to pay the dividend due to the Series B stockholders on that date with 521,160 shares of its common stock.  A share value of $0.375 was used per the terms of the Series B Convertible Preferred stock to determine the number of shares required to pay the dividend on that date.

On June 30, 2008, the Company elected to pay the dividend due to the Series A stockholders on that date with 220,375 shares of its common stock.  A share value of $0.375 was used to determine the number of shares required to pay the dividend on that date. The Company erroneously issued holders of Series A Preferred Stock common stock dividends on June 30, 2008 with a value of $0.375 per share, rather than the $0.75 per share rate per the terms of the Series A Convertible Preferred stock.  As a result, the holders were issued twice the number of common shares to which they were entitled in payment of the June 30, 2008 dividend and no additional shares were issued on December 31, 2008.

On December 31, 2008, in accordance with the terms of the Series A Convertible Preferred stock, the Company elected to pay the dividend due to the Series A stockholders on that date with 110,188 shares of its common stock.  The Company erroneously issued holders of Series A Preferred Stock common stock dividends on June 30, 2008 with a value of $0.375 per share, rather than the $0.75 per share rate per the terms of the Series A Convertible Preferred stock.  As a result, the holders were issued twice the number of common shares to which they were entitled in payment of the June 30, 2008 dividend and no additional shares were issued on December 31, 2008.

On December 31, 2008, in accordance with the terms of the Series B Convertible Preferred stock, the Company elected to pay the dividend due to the Series B stockholders on that date with 521,160 shares of its common stock.  A share value of $0.375 was used per the terms of the Series B Convertible Preferred stock to determine the number of shares required to pay the dividend on that date.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 7 – Stockholders’ Equity, Continued

On December 31, 2008, in accordance with the terms of the Series C Convertible Preferred stock, the Company elected to pay the dividend due to the Series C stockholders on that date with 664,040 shares of its common stock.  A share value of $0.375 was used per the terms of the Series C Convertible Preferred stock to determine the number of shares required to pay the dividend on that date.

On November 22, 2008 and 2007, respectively, the Company issued 100,000 shares of restricted common stock to Integrated Digital Systems (“IDS”) as partial consideration for purchasing their membership interest Justice Digital Solutions (“JDS”).  See Note 11.

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 7 – Stockholders’ Equity, Continued

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

•
The Company was required to file a registration statement within sixty (60) days of the closing of this Offering and use its best efforts for it to be effective within sixty (60) days from its filing.  In the event that these filing requirements were not met, the Company will pay the Investor (pro rated on a daily basis), as partial compensation for such failure, and not as a penalty, in the form of common stock, equal to one and one half percent (1.5%) of the purchase price of the registrable securities purchased from the Company and held by the Investor for each month (or portion thereof) until such Registration Statement has been filed.  The Company filed a resale registration statement on Form SB-2 on May 14, 2007 to register the common stock underlying the Series B Convertible Preferred Stock, the common stock underlying the warrants issued in conjunction with the exchange of the notes payable, and the common stock underlying the warrants in the private placement.  The registration statement was not declared effective by the SEC and was withdrawn in June 2008.

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

Additionally, on March 16, 2007, the Company completed the sale of $3,525,000 of securities in a private placement of 4,700 units (at $750 per unit) consisting of one share of Series B Convertible Preferred Stock and one warrant to purchase 2,000 shares of our common stock at an exercise price of $0.375 per share. Each share of Series B Convertible Preferred Stock has a conversion price of $0.375 per share (one Series B Convertible Preferred share equals 2,000 shares of common stock). The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 42%, risk-free interest rate of 3.92% and a term of three years. In connection with the issuance of the securities above, a deemed dividend of  $939,118 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series B Preferred Stock, due to the $0.10 per share effective conversion price of the Series B Convertible Preferred Stock issued on March 16, 2007.  On September 12, 2007, the Company amended the terms of its stock purchase warrants.  The Warrants were revised to include a cashless exercise provision and to extend the term of the Warrants from three years to five years.  In conjunction with the amendment, the Company recorded an expense of $578,611 to record the increased fair value of the warrants due to the modification.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 7 – Stockholders’ Equity, Continued

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

During 2007, five stockholders converted 40,668 shares of the Company’s Series A Convertible Preferred Stock to 162,672 shares of the Company’s common stock.

During 2007, 15 warrant holders exercised warrants allowing the purchase of 927,828 shares of common stock via cashless exercise provisions.  Per the terms of the warrant agreements, the Company issued the holders 713,387 shares of its common stock.

NOTE 8 – Stock Warrants

The Company had stock purchase warrants for 28,002,774 and 16,434,774 shares of common stock outstanding at December 31, 2008 and 2007, respectively.  A roll forward of the warrant totals for 2008 and 2007 is as follows:

	December 31,
	2008	2007
Warrants outstanding at beginning of year	16,434,774	4,897,737
Granted	11,568,000	12,560,865
Exercised	-	(927,828)
Terminated	-	(96,000)
Warrants outstanding at December 31	28,002,774	16,434,774

The exercise prices of warrants granted in 2008 were $0.375 to $0.75 and all warrants granted in 2007 had exercise prices of $0.375.  The weighted average exercise prices were approximately $0.51 and $0.60 at December 31, 2008 and 2007, respectively.

NOTE 9- Major Customers

Revenue from two customers comprised 71% and 16% of the Company’s consolidated revenues for 2008.  Revenue from two customers comprised 42% and 30% of the Company’s consolidated revenues for 2007.  At December 31, 2008, accounts receivable from one customer comprised approximately 100% of accounts receivable.  All of these amounts were collected subsequent to December 31, 2008.

Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. The end users for the Company’s products are primarily large national and multinational companies and agencies of the U.S. government. Allowances are maintained for potential credit losses, and such losses have not been material.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 10 - Operating Leases

The Company leases office space and equipment under noncancellable operating leases expiring at various dates through 2012.  On July 20, 2007, the Company entered into a 60-month lease agreement with Narmada Partners, LLC to occupy new office space consisting of approximately 10,000 square feet in an office building in Norcross, Georgia. The Company occupied the space on October 11, 2007.  The total amount of rent payable under the lease will be recognized on a straight-line basis over the term of the lease.  Due to scheduled annual rental increases of approximately three percent during the term of the lease, the Company recognized additional rent expense and deferred rent payable of $4,063 and $16,488 in 2008 and 2007, respectively.  The Company delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default.  The Company was required to collateralize the letter of credit with a $100,000 one-year certificate of deposit.  In 2008, the letter of credit amount was reduced to $80,000 per the terms of the lease and the Company collateralized the letter of credit with an $80,000 certificate of deposit.  Accrued interest of $4,506 and principal of $20,000 from the initial $100,000 certificate of deposit were returned to the Company at that time.   An event of default occurs on the lease if the Company fails to pay any rental amounts within five days when due and such failure to pay continues for seven additional days following written notice from Narmada Partners, LLC of failure to pay.  Upon an event of default, Narmada Partners, LLC may terminate the lease and demand payment of all remaining rent due and coming due under the remaining term of the lease.

The Company also maintains several operating leases related to copiers, telephone, equipment, and office furniture under various non-cancellable agreements expiring through November 2012.

As of December 31, 2008, the future minimum lease payments are as follows:

2009	$173,485
2010	174,652
2011	174,741
2012	133,080
Total	$655,958

Rent expense for all operating leases for the years ended December 31, 2008 and 2007 was $132,351 and $93,045, respectively.

NOTE 11 – Intangibles

In conjunction with the purchase of the IDS interest in JDS in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  In accordance with the purchase agreement, 100,000 shares of the Company’s common stock were issued to IDS on November 22, 2008 and the final issuance of 100,000 shares is due on November 22, 2009.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.  Amortization totaled $11,143 and $14,857 during 2008 and 2007, respectively.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 11 – Intangibles, Continued

The Company also recorded a customer list of $40,000 in conjunction with the purchase of the IDS interest in JDS.  The $40,000 was fully amortized during 2007.

In addition, JDS will pay IDS two and one-half percent (2.5%) of the gross revenues of JDS during calendar year 2009.

Note 12 – Stock-based Compensation

On June 17, 2008, the independent directors of the Company approved an amendment to the Company’s 2002 Equity Incentive Plan (the “Plan”) to increase the number of shares of authorized common stock available for issuance under the Plan to 8,000,000 shares from the previously authorized number of 6,000,000 shares.  On August 31, 2007, the stockholders of the Company approved an amendment to the Company's 2002 Equity Incentive Plan (the "Plan") to increase the number of shares of common stock authorized for issuance under the Plan to 6,000,000 shares from the previously authorized amount of 4,000,000 shares.  Option awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of the grant in accordance with the Plan.  The options have five-year contractual terms for directors and ten years for employees, and generally vest immediately for directors and over four years for employees.   Different vesting periods may be used at the discretion of the Company’s Compensation Committee, which administers the Plan.  Option grants to employees with one year and three year vesting periods were made during 2007 and 2008.

Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under FAS 123R was $975,536 and $378,603 during 2008 and 2007, respectively.  Of these totals, $174,179 and $98,883 were classified as research and development expense and $801,357 and $279,720 were classified as selling, general, and administrative expense in 2008 and 2007, respectively.

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.  The fair values for options issued during 2008 and 2007 were estimated at the dates of grant using a Black-Scholes option-pricing model to be $1,215,302 and $1,648,047, respectively, with the following assumptions:

Assumptions	2008	2007

Risk-free interest rate	2.50%-3.67%	3.32%-4.97%
Annual rate of dividends	0	0
Volatility	108-131%	89-133%
Expected life	5 years	5 years

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

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 12 – Stock-based Compensation, Continued

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of December 31, 2008 and changes during the year then ended are presented below:

		Weighted- Average	Weighted-Average Remaining	Aggregate
Options	Shares	Exercise Price	Term	Intrinsic Value
Outstanding January 1, 2008	4,401,375	$0.94
Granted	3,984,000	$0.57
Exercised	-	$-
Forfeited	(964,425)	$1.53
Outstanding at December 31, 2008	7,420,950	$0.66	7.8	$0
Exercisable at December 31, 2008	2,927,734	$0.74	5.8	$0

The weighted-average grant-date fair values of options granted during the years ended December 31, 2008 and 2007 were $0.31 and $0.57, respectively. There were no options exercised during 2008 or 2007. All grants of stock options during 2007 and 2008 were made from the Company’s 2002 Equity Incentive Plan as grants can no longer be made from the Company’s 1991 Stock Option Plan.

As of December 31, 2008, there was $1,422,912 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.0 years.  The total fair values of shares vested during the years ended December 31, 2008 and 2007 was $969,686 and $357,153, respectively.

At December 31, 2008, 480,800 options remain available for grant under the Company’s 2002 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2008	Life (Years)	Price	December 31, 2008	Price
$0.26-$0.38	2,939,500	8.44	$0.34	912,150	$0.36
$0.40-$0.48	996,250	4.57	$0.41	726,250	$0.40
$0.53-$0.90	2,288,750	8.20	$0.72	877,801	$0.74
$1.04-$2.00	1,154,000	8.53	$1.37	369,083	$1.53
$2.25-$4.80	35,950	2.51	$2.88	35,950	$2.88
$19.50-$40.00	6,500	2.10	$33.77	6,500	$33.77
	7,420,950	7.83	$0.67	2,927,734	$0.74

During 2008, the Company granted options to purchase 3,077,500 shares of its common stock employees with three-year vesting periods at exercise prices equal to or greater than the fair value of the Company’s stock on their respective grant dates.  The total fair value of these grants was $847,375 with a weighted-average exercise price of $0.59.

During 2008, the Company granted options to purchase 630,000 shares of its common stock to directors and consultants with immediate vesting periods at exercise prices equal to or greater than the fair value of the Company’s

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 12 – Stock-based Compensation, Continued

stock on their respective grant dates.  The total fair value of these grants was $248,592 with a weighted-average exercise price of $0.48.

On April 11, 2008, the Company granted options to purchase 276,500 shares of its common stock to employees with one year vesting periods at exercise prices of $0.27, equal to the fair value of the Company’s stock on the date of the grant.  The total fair value of these grants was $119,335.

During 2007, the Company granted options to purchase 2,904,600 shares of its common stock to employees with three-year vesting periods at exercise prices equal to or greater than the fair value of the Company’s stock on their respective grant dates.  The total fair value of these grants was $1,648,047 with a weighted-average exercise price of $0.72.

Note 13 – Income Taxes

The Company recognized deferred tax assets of approximately $19.1 million and $18.0 million, respectively as of December 31, 2008 and 2007, primarily relating to net operating loss carry forwards of approximately $49.4 million and $46.9 million at those dates.  The losses at December 31, 2008 expire through 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, valuation allowances of $19.1 million and $18.0 million, respectively, were established for the full value of the deferred tax assets at December 31, 2008 and 2007. The valuation allowance decreased by $285,000 during the year ended December 31, 2007.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Expected Statutory Rate	(34.00%)	(34.00%)
State income tax rate, net of federal benefit	(3.96%)	(3.96%)
	(37.96%)	(37.96%)
Permanent Difference	7.35%	10.50%
Expiring Net Operating Losses	5.96%	1.98%
Increase in Valuation Allowance	24.65%	25.48%
Net Effective Income Tax Rate	0.00%	0.00%

NOTE 14 – Subsequent Events

On January 21, 2009 one shareholder converted 8,000 shares of the Company’s Series A Convertible Preferred Stock to 32,000 shares of the Company’s common stock.

On March 4, 2009, one shareholder converted 11 shares of the Company’s Series B Convertible Preferred Stock to 22,000 shares of the Company’s common stock.

On March 9, 2009, the Company executed a license agreement with ACIS, Inc. ("ACIS"), that significantly expanded the scope of the Company's rights to certain ACIS technology.  Pursuant to the agreement, ACIS granted to the Company the right, in perpetuity, to use and modify the ACIS technology on a royalty-free basis for all future Company products, without restrictions regarding the underlying platform.  As consideration for the rights to the ACIS technology, the Company granted to ACIS nonqualified options to purchase 150,000 shares of Company common stock at an exercise price of $0.15 per share, with immediate vesting.  The license agreement replaces and supersedes the license agreement dated September 27, 2001, under which the Company had been required to pay per-unit royalties for use of the ACIS technology, which was restricted to a single specified platform.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

Note 14 – Subsequent Events, Continued

On March 26, 2009 one shareholder converted 10 shares of the Company’s Series B Convertible Preferred Stock to 20,000 shares of the Company’s common stock.