Form 10-K/A
period 2008-12-31
SIMTROL INC
filed 2009-04-30
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2009, there were 10,886,007 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Simtrol, Inc.’s (“Simtrol”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 30, 2009 (the “Original Filing”).  Simtrol is filing this Amendment to include the information required by Part III contained in the Original Filing as Simtrol will not file its definitive proxy statement within 120 days of the end of Simtrol’s fiscal year ended December 31, 2008.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Simtrol is including with this Amendment certain currently dated certifications.  Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and Simtrol has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANACE

Board Composition

The Company’s by-laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors.  The Board of Directors has set the number of directors at four, each serving until the next annual meeting held by the Company.  The Board presently consists of Dallas S. Clement, Oliver M. Cooper, Adam D. Senter, and Lee D. Wilder. Biographical information regarding these directors:

Dallas S. Clement, age 44, has served as a director since April 2001 and became chairman in June 2007.  Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. (“Cox”) since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000.

Oliver M. Cooper, age 52, has served as President and Chief Executive Officer since May 2008 and as a director since July 2008. From February 2006 to May 2008, Mr. Cooper served as a Partner at Triton Value Partners, an Atlanta-based business advisory and private equity firm.  From 2003 to 2006, he served as President and CEO of MARC Global Holdings, Inc., a provider of complete solutions for supply chain execution in complex distribution environments. Under Cooper’s leadership, the company was successfully sold to Red Prairie, Inc.

Adam D. Senter, age 52, has served as a director of Simtrol since January 2005. Mr. Senter had a varied and successful nineteen-year career with IBM from 1981-2000. He served as the Executive Vice President and Group President at Provant, Inc., a publicly traded performance improvement consulting and training company, from 2000-2003. Mr. Senter has served as chairman of Keowee Partners, LLC a private real estate investment and development company in South Carolina, since 2004.

Lee D. Wilder, age 57, has served as a director since February 2008. Ms. Wilder has been a private financial consultant since 2000. From 1983 to 2000, she was an equity research analyst and officer for The Robinson-Humphrey Company, Wachovia Securities, and J. C. Bradford & Co. Ms. Wilder is a Chartered Financial Analyst and is a graduate of Duke University and Georgia State University, where she received her MBA.

Meetings of the Board of Directors

During 2008, the Board of Directors met four times.  Each current director, with the exception of Mr. Cooper, who joined the Board in July 2008, attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and any committees on which such director served.

Committees of the Board of Directors

The Company’s Board of Directors has a standing Audit Committee. The Board of Directors does not have a standing Nominating or Compensation committee, such functions being reserved to the full Board of Directors due to the size of the Company.

Audit Committee.  The Audit Committee is currently composed of Lee D. Wilder, Adam D. Senter, and Dallas S. Clement.  The Audit Committee met four times during 2008.  The Audit Committee’s principal functions are to recommend to the Company the appointment of independent auditors for the Company, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors’ findings and recommendations.  The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company’s auditing accountants, or other accounting firms, other than as may be allowed by applicable law.  The Board of Directors has determined that Dallas S. Clement is an “audit committee financial expert,” as defined in SEC rules.

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

EXECUTIVE OFFICERS

Executive officers are appointed by, and hold office at the pleasure of, the Board of Directors.  The executive officers of the Company are as follows:

Name	Position Held

Oliver M. Cooper	President and Chief Executive Officer
Stephen N. Samp	Chief Financial Officer and Secretary

Oliver M. Cooper, age 52, has served as President and Chief Executive Officer since May 2008 and as a director since July 2008. From February 2006 to May 2008, Mr. Cooper served as a Partner at Triton Value Partners, an Atlanta-based business advisory and private equity firm.  From 2003 to 2006, he served as President and CEO of MARC Global Holdings, Inc., a provider of complete solutions for supply chain execution in complex distribution environments. Under Cooper’s leadership, the company was successfully sold to Red Prairie, Inc. From 1999 to 2002, Mr. Cooper also served as President and Chief Operating Officer of Neovest Inc., a provider of software solutions to financial services firms.  Mr. Cooper served as Chief Operating Officer for Manhattan Associates, Inc. (NASDAQ: MANH) from 1997 to 1999.

Stephen N. Samp, age 44, joined the Company in April 2002 as Chief Financial Officer and Secretary.  From February 2001 until March 2002 he served as an independent financial consultant.  From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons.  Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Executive Compensation program is designed to attract, motivate and retain qualified executives, reward outstanding performance and results and align management’s incentives with the interests of our stockholders. We believe that our executive officers should be motivated by the Company’s performance as well as their individual performance.

To accomplish these objectives, our executive compensation program includes two underlying components: base salary and long-term equity-based incentives. The following sections describe the process of setting executive compensation, the compensation elements, how these elements are determined, why we choose to pay each element and how each element relates to the Company’s overall compensation philosophy.

Compensation of Officers

Our executive officers do not have written or unwritten employment agreements and serve at the will of the board of directors.  Neither executive officer had a written or unwritten bonus plan during 2008.  The board of directors sets the salary of executive officers based on review of market levels for executives in similar positions externally as well as based on their previous performance for the Company.

Mr. Cooper’s annual base salary is $156,000 and he received a base salary in the amount of $96,000 as compensation for his services as the Chief Executive Officer of the Company during 2008.  Mr. Cooper was granted non-qualified stock options to purchase 2,000,000 shares on June 19, 2008,  in accordance with our 2002 Equity Incentive Plan, with exercise prices equal to or greater than the fair value of our common stock on that date and three-year vesting period, with vesting occurring monthly.  Mr. Samp received a base salary in the amount of $129,250 as compensation for his services as the Chief Financial Officerof the Company.  Mr. Samp was granted non-qualified stock options to purchase 25,500 shares of stock on April 11, 2008 with a one-year vesting period and options to purchase 75,000 shares of stock on November 11, 2008 with vesting on the anniversary date of the grant at the rate of 33%, 33%, and 34% annually.   The exercise prices were equal to or greater than the fair value of our common stock on those dates.  The board of directors considers stock options to be a vital portion of an executive officer’s compensation and annually reviews and approves grants to executive officers upon review by the independent directors of the board.

The following table provides certain summary information for 2008 concerning compensation paid or accrued by us to or on behalf of our executive officers:

	SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Total ($)
Oliver Cooper, President and Chief Executive Officer (1)	2008	$96,000	-	$100,069	(3)	$196,069
Richard Egan – Former President and Chief Executive Officer (1)(2)	2008	$104,523	-	$104,591	(3)	$209,114
	2007	$148,454	-	$61,557	(3)	$210,011
	2006	$137,800		$41,719	(3)	$179,519
Stephen Samp - Chief Financial Officer	2008	$129,250	$1,198	$29,563	(3)	$160,011
	2007	$125,580	$1,265	$28,862	(3)	$155,707
	2006	$121,900	-	$35,494	(3)	$157,394

(1)	Mr. Cooper was hired as the Chief Executive Officer of Simtrol on May 12, 2008. Mr. Egan was the Company’s Chief Executive Officer until May 9, 2008. Mr. Cooper’s annual salary is $156,000.
(2)
Amount includes $4,200 in accrued and unused vacation and $48,400 in separation payments made to Mr. Egan pursuant to his termination agreement with the Company, found on Form 8-K filed with the Commission on June 19, 2008.

(3)
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

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Oliver Cooper	125,000		625,000	(1)	$0.375	6/19/2018
	125,000		625,000	(1)	$0.75	6/19/2018
	83,333		416,667	(1)	$1.25	6/19/2018
Richard Egan	37,500		12,500	(2)	$0.90	5/01/2010
	37,500		12,500	(3)	$0.55	5/01/2010
	7,500		3,750	(4)	$0.48	5/01/2010
	132,000		268,000	(5)	$0.375	5/01/2010
	66,000		66,000	(6)	$0.80	5/01/2010
	0		37,500	(7)	$0.53	5/01/2010
Stephen Samp	3,000				$4.80	5/5/2012
	1,000				$2.00	7/24/2012
	3,600				$2.40	6/5/2013
	45,000				$2.00	6/20/2014
	33,750		11,250	(8)	$0.90	7/20/2015
	33,750		11,250	(9)	$0.55	11/7/2015
	7,500		7,500	(10)	$0.48	8/23/2016
	12,375		25,125	(11)	$0.375	1/30/2017
	6,600		13,400	(12)	$0.80	12/10/2017
			25,500	(13)	$0.53	04/11/2018
			75,000	(14)	$0.27	11/11/2018

(1)	Vesting monthly over three-year period.
(2)	Vesting date of July 21, 2009.
(3)	Vesting date of November 8, 2009.
(4)	Vesting dates of August 24, 2009.
(5)	Vesting dates of January 31, 2009 (132,000), and January 31, 2010 (136,000).
(6)	Vesting date of December 11, 2009.

(7)	Vesting date of April 11, 2009.
(8)	Vesting date of July 21, 2009.
(9)	Vesting date of November 8, 2009.
(10)	Vesting dates of August 24, 2009, and August 24, 2010 (3,750 each date).
(11)	Vesting dates of January 31, 2009 (12,375), and January 31, 2010 (12,750).
(12)	Vesting dates of December 11, 2009 (6,600), and December 11, 2010 (6,800).
(13)	Vesting date of April 11, 2009.
(14)	Vesting dates of November 11, 2009 (24,750), November 11, 2010 (24,750) and November 11, 2011 (25,500).

Director Compensation

We do not presently provide any cash compensation to directors for their services as directors.  Each non-employee director is reimbursed for travel and other expenses incurred in connection with the performance of his or her duties. The board of directors has authorized us to pay fees to the non-employee members of our board of directors for their attendance at board and committee meetings, as follows: (i) $1,000 for each board meeting attended in person, (ii) $500 for each board meeting attended by telephone conference, and (iii) $200 for each committee meeting attended in person or by telephone conference.  These fees are paid as of the last day of each fiscal quarter, in shares of our common stock, with such shares valued based on the most recent closing trading price of our common stock on the Over-the-Counter Bulletin Board as of the last day of each fiscal quarter.

Additionally, all new non-employee directors receive a one-time grant of an option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of the grant.  The options expire, unless previously exercised or terminated, ten years from the date of the grant.

DIRECTOR COMPENSATION DURING 2008
Name	Stock Awards ($)	Option Awards ($)	Total ($)
Dallas Clement	$1,950	$45,162	$47,112
Adam Senter	$1,950	$21,075	$23,025
Lee D. Wilder	$1,950	$36,129	$38,079

Stock Option Plans

1991 Stock Option Plan.  The 1991 Stock Option Plan as amended by our stockholders, provides for the grant of options to purchase up to an aggregate of 366,206 shares of our common stock.  Under the terms of the 1991 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees and to those of our subsidiaries.  The right to grant additional options under this plan expired in August 2001.  Therefore, no additional grants of options will be made under this plan.  At December 31, 2008, options to purchase 6,750 shares of common stock were outstanding under the 1991 Plan.

2002 Equity Incentive Plan.  In June 2002 our shareholders approved the adoption of the 2002 Equity Incentive Plan for the Company’s and its wholly owned subsidiaries’ officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of our common stock.  On April 22, 2004, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 750,000.  On November 8, 2005, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 1,250,000.   On June 26, 2006, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 2,500,000.  On January 28, 2007, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 4,000,000. On August 31, 2007, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 6,000,000.   On June 17, 2008, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 8,000,000.  Under the terms of the 2002 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors, employees, and consultants and to those of the Company’s subsidiaries.  At December 31, 2008, options to purchase 7,414,200 shares of common stock were outstanding under the 2002 Plan.

Item 11.  Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 28, 2009 with respect to ownership of our outstanding common stock by (i) each of our directors and executive officers, (ii) all of our directors and executive officers, as a group and (iii) all persons known to us to own beneficially more than 5% of the outstanding shares of our common stock:

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Outstanding Shares

Dallas S. Clement	347,457	(2)	3.1%
Adam D. Senter	136,762	(3)	1.3%
Lee D. Wilder	375,167	(4)	3.3%
Oliver M. Cooper III	1,191,448	(5)	9.9%
Stephen N. Samp	184,450	(6)	1.7%
Larry M. Carr	1,271,164	(7)	11.1%
Edward S. Redstone	5,997,152	(8)	37.7%
A. John Knapp, Jr	712,860	(9)	6.2%
Vikas Group, Inc	1,842,016	(10)	14.6%
Hetesh Ranchod	656,831	(11)	5.7%
Rakesh Ranchod	652,031	(12)	5.7%
Triton Value Partners	1,120,000	(13)	10.3%
Donald B. Gasgarth	1,550,245	(14)	12.7%
Paul Freischlag, Jr	715,676	(15)	6.2%
Vestal Venture Capital	6,661,358	(16)	38.9%
Marc and Margaret Gorlin	1,354,758	(17)	11.1%
JABCO LP, Inc.	618,000	(18)	5.4%
ADEC Private Equity Investments LP	2,760,400	(19)	20.3%
Amory L. Ross	576,800	(20)	5.0%
Petit Investments, LP	2,060,000	(21)	16.0%
Cox Road Partners LLLP	3,296,000	(22)	23.4%
Parker H. Petit	5,356,000	(23)	33.3%
Frank Bishop	2,216,928	(24)	17.0%
All directors and executive officers as a group (5 persons)	2,235,284		18.1%
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

(2)
Consists of 78,905 shares owned directly, 62,000 shares issuable subject to conversion of certain convertible preferred stock, 85,052 shares issuable upon exercise of warrants, and 121,500 shares subject to stock options that are exercisable within 60 days.

(3)	Consists of 46,762 shares held directly and 90,000 options that are exercisable within 60 days.
(4)	Consists of 15,167 shares owned directly, 60,000 options that are exercisable within 60 days, and 300,000 shares issuable upon exercise of warrants.
(5)
Consists of 44,337 shares held directly, 268,000 shares issuable upon the exercise of warrants, 268,000 shares issuable subject to conversion of certain convertible preferred stock, and 611,111 options that are exercisable within 60 days.

(6)	Consists of 184,450 shares of common stock subject to stock options that are exercisable within 60 days.
(7)
Consists of 734,681 shares held directly, 327,500 shares of common stock subject to stock options that are exercisable within 60 days, and 192,316 shares of common stock subject to presently exercisable common stock purchase warrants.  Also includes 16,667 shares held in the name of OHA Financial, of which Mr. Carr serves as Chairman of the Board; Mr. Carr disclaims beneficial ownership of these shares.  Mr. Carr’s business address is 4751 Bonita Bay Blvd., Bonita Springs, FL.

(8)
Consists of 969,550 shares held directly, 327,500 shares subject to stock options that are exercisable within 60 days, 2,700,039 shares issuable upon the exercise of warrants, 2,000,000 shares issuable subject to conversion of certain convertible preferred stock and 63 shares owned by Mr. Redstone’s spouse.  Mr. Redstone’s business address is 222 Merrimack Street, Suite 210, Lowell, MA 01852.

(9)
Consists of 11,645 shares owned directly, 300,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 333,336 shares subject to conversion of certain convertible preferred stock.  Also includes 31,615 shares owned by and 36,264 shares issuable upon the exercise of warrants that are exercisable within 60 days by Andover Group.  Mr. Knapp is Chief Executive Officer and majority shareholder of Andover Group, Inc.  Mr. Knapp’s business address is 910 Travis Street, Suite 2205, Houston, TX 77002.

(10)
Consists of 138,072 shares held directly, 765,976 shares of common stock subject to presently exercisable common stock purchase warrants and 937,968 shares subject to conversion of certain convertible preferred stock.  Vikas Group’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(11)
Consists of 56,831 shares held directly, 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock.  Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(12)
Consists of 52,031 shares held directly 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 300,000 shares subject to conversion of certain convertible preferred stock.  Mr. Ranchod’s business address is 5960 Wild Timber Rd., Sugar Hill, GA 30518.

(13)	Consists of 1,120,000 shares of common stock held directly. Triton’s business address is Wilton Center, Suite 470, 515 E. Crossville Rd., Roswell, GA 30075.
(14)
Consists of 198,261 shares held directly, 751,984 shares of common stock subject to presently exercisable common stock purchase warrants and 600,000 shares subject to conversion of certain convertible preferred stock.  Mr. Gasgarth’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(15)
Consists of 35,249 shares held directly, 40,000 shares issuable subject to conversion of certain notes payable, 328,427 shares of common stock subject to presently exercisable common stock purchase warrants and 352,000 shares subject to conversion of certain convertible preferred stock.  Mr. Freischlag’s business address is Wilton Center, Suite 470, 515 E. Crossville Rd., Roswell, GA 30075.

(16)
Consists of 437,358 shares held directly, 3,152,000 shares of common stock subject to presently exercisable common stock purchase warrants and 3,072,000 shares subject to conversion of certain convertible preferred stock.  Vestal Venture Capital’s business address is 6471 Enclave Way, Boca Raton, FL 33496.

(17)
Consists of 80,758 shares owned directly, 450,000 shares of common stock subject to stock options that are exercisable within 60 days, 412,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 412,000 shares subject to conversion of certain convertible preferred stock.    The Gorlin’s business address is 950 East Paces Ferry Road, Suite 2860, Atlanta, GA 30326.

(18)
Consists of 18,000 shares held directly, 300,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 300,000 shares subject to conversion of certain convertible preferred stock.  JABCO’s business address is 10 Weybosset Street, Suite 106, Providence, RI 02903.

(19)
Consists of 80,400 shares held directly, 1,340,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,340,000 shares subject to conversion of certain convertible preferred stock.    Mr. Ross’ business address is 169 Wellington Ave., Newport, RI 02840.

(20)
Consists of 16,800 shares held directly, 280,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 280,000 shares subject to conversion of certain convertible preferred stock.    ADEC’s business address is 172 South Ocean Blvd., Palm Beach, FL 33480.

(21)
Consists of 60,000 shares held directly, 1,000,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,000,000 shares subject to conversion of certain convertible preferred stock.    Petit Investments’ business address is 300 Colonial Center Parkway, Suite 130, Roswell, GA 30076.

(22)
Consists of 96,000 shares held directly, 1,600,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,600,000 shares subject to conversion of certain convertible preferred stock.    Cox Road Partners’ business address is 300 Colonial Center Parkway, Suite 130, Roswell, GA 30076.

(23)
Consists of 60,000 shares, 1,000,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,000,000 shares subject to conversion of certain convertible preferred stock held by Petit Investments, LP.  Mr. Petit is the General Partner of Petit Investments, LP.  Also includes 96,000 shares, 1,600,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,600,000 shares subject to conversion of certain convertible preferred stock held by Cox Road Partners LLLP.    Mr. Petit is the President of Cox Road Partners LLLP.  Mr. Petit’s business address is 300 Colonial Center Parkway, Suite 130, Roswell, GA 30076.

(24)
Consists of 53,168 shares held directly, 100,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 842,000 shares of common stock subject to conversion of certain convertible preferred stock.  Also includes 32,760 shares, 611,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 546,000 shares of common stock subject to conversion of certain convertible preferred stock held in the name of AL III Management Co. LP, of which Mr. Bishop is the General Partner; Mr. Bishop disclaims beneficial ownership of these shares.  Mr. Bishop’s business address is 6105 Weatherley Dr., Atlanta, GA 30328.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We issued notes payable of $379,000 to Edward Redstone, a former director of the Company, during the year ended December 31, 2006.  The debt accrued interest at 10% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes.  At December 31, 2006, these notes plus $8,351 of accrued interest were outstanding.

We issued notes payable of $131,000 to Mr. Redstone during the three months ended March 31, 2007.  The debt accrued interest at 12% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes.  He exchanged $496,500 of the notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement on March 16, 2007.  In conjunction with the exchange, we issued Mr. Redstone additional warrants to purchase an aggregate of 507,789 shares of the Company’s common stock at an exercise price of $0.375 per share.  The warrants have five-year terms.  The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007.

On January 23, 2008, Mr. Dallas Clement of the Board of Directors purchased a $22,500 convertible note in the Company’s private placement.  On June 30, 2008, this convertible note, along with $750 of accrued interest, was exchanged into the Company’s Series C Convertible Preferred stock offering.  Mr. Clement received 31 shares of Series C Convertible Preferred stock and a warrant to purchase 62,000 shares of the Company’s common stock at that time, in accordance with the terms of the Company’s private placement.  The Company also paid $426 of accrued interest not exchanged into the private placement.

All members of the Board of Directors, with the exception of Mr. Cooper, are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer’s listing standards.   All members of the Audit Committee are independent, as defined in Rule 4200(a)(15) of the National Association of Securities Dealer’s listing standards.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Company’s Registration Statement on Form SB-2 (File No. 333-128420) filed with the Securities and Exchange Commission on September 19, 2005, (referred to as “2005 SB-2”), (ii) the Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 2”), (iii) Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-27040-D) (referred to as “S-18 No. 3”), (iv) the Company's Registration Statement Form S-1 (File No. 33-85754) (referred to as “S-1”); (v) the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (referred to as “1993 10-K”); (vi) the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (referred to as “1994 10-K”); (vii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, as amended (referred to as “1998 10-K/A”) filed on April 30, 1999 , (viii) the Company's Form S-8 Registration Statement (File No. 333-148890), (referred to as “Option Plan S-8”) filed on January 28, 2008, (ix) the Company's Registration Statement on Form S-3 amended January 31, 1999 (“1999 S-3”), (x) the Company's Report on Form 8-K filed March 12, 2009 (referred to as “March 12, 2009 8-K”), (xi) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (“2006 10-KSB”) filed April 17, 2007, (xii) the Company’s 2002 proxy statement on Schedule 14A (referred to as “2002 Proxy Statement”) filed on April 24, 2002, or (xiii) the Richard Egan Separation Agreement (“June 13, 2008 Form 10-K”).

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company, as amended through March 8, 2007 (2006 10-KSB)

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

4.1	Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

4.2	Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	2002 Equity Incentive Plan (2002 Proxy Statement)

*10.5	2002 Equity Incentive Plan Form S-8 (Option Plan S-8)

* 10.6	Technology License Agreement between ACIS, Inc. and the Company dated March 5, 2009 (March 12, 2009 8-K)

*10.9	Triton Value Partners Engagement Agreement dated January 31, 2007 (2006 10-KSB)

*10.10	Richard Egan Separation Agreement dated June 13, 2008 (June 13, 2008 Form 8-K)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1(1)	Section 1350 Certifications

* Previously filed
(1)  In accordance with Item 601(B)32 of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMTROL, INC.

	By:	/s/ Oliver M. Cooper, III
Date: April 29, 2009		Oliver M. Cooper, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	April 29, 2009
Dallas S. Clement

/s/ Oliver M. Cooper, III	Chief Executive Officer	April 29, 2009
Oliver M. Cooper, III

/s/ Stephen N. Samp	Chief Financial Officer	April 29, 2009
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Adam D. Senter	Director	April 29, 2009
Adam D. Senter

/s/ Lee D. Wilder	Director	April 29, 2009
Lee D. Wilder