Form 10-Q
period 2009-03-31
SIMTROL INC
filed 2009-05-15
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2009 registrant had 10,933,507 shares of $.001 par value Common Stock outstanding.

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended March 31, 2009

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of
	March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended March 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and
	Results of Operations	13

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4T.Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 6. Exhibits	17

SIMTROL, INC.
PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009 (unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$389,003	$997,048
Accounts receivable	174,337	80,015
Inventory	25,396	28,905
Prepaid expenses and other assets	35,940	129,873
Total current assets	624,676	1,235,841

Certificate of deposit-restricted	81,770	81,126
Property and equipment, net	101,287	101,509
Right to license intellectual property, net	8,719	27,218
Other assets	11,458	11,458

Total assets	$827,910	$1,457,152

LIABILITIES AND STOCKHOLDERS’EQUITY
Current liabilities
Accounts payable	$234,912	$188,064
Accrued expenses	68,863	43,505
Deferred revenue	32,759	19,518
Common stock to be issued	26,000	26,000
Derivative liabilities	3,181	-
Total current liabilities	365,715	277,087

Derivative liabilities	48,282	-
Deferred rent payable	20,880	20,551

Total liabilities	434,877	297,638

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 680,664 and 688,664 outstanding; liquidation values of $2,041,992 and $2,065,992	169	171
Series B Convertible: 4,700 shares designated; 4,264 and 4,285 outstanding; liquidation values of $3,198,000 and $3,213,750	1	1
Series C Convertible: 7,900 shares designated; 5,534 and 5,534 outstanding; liquidation values of $4,150,500 and $4,150,500	14	14
Common stock, 100,000,000 shares authorized;
$.001 par value; 10,901,507 and 10,783,882 issued and outstanding	10,901	10,784
Additional paid-in capital	78,854,502	80,338,073
Accumulated deficit	(78,472,554)	(79,189,529)

Total stockholders' equity	393,033	1,159,514

Total liabilities and stockholders’ equity	$827,910	$1,457,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Software licenses	$75,321	$12,688
Service and hardware	175,966	67,209
Total revenues	251,287	79,897

Cost of revenues:
Software licenses	300	372
Service and hardware	107,970	25,765
Total cost of revenues	108,270	26,137
Gross profit	143,017	53,760

Operating expenses:
Selling, general, and administrative	778,651	907,473
Research and development	311,865	348,462
Total operating expenses	1,090,515	1,255,935
Loss from operations	(947,499)	(1,202,175)

Other income/(expense):
Finance expense	-	(237,518)
Interest income	5,986	6,191
Interest expense	(420)	-
Gain on derivative liabilities	59,200	-
Total other income/(expense), net	64,766	(231,327)

Net loss	$(882,733)	$(1,433,502)

Net loss per common share:
Basic and Diluted	$(0.08)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	10,829,833	7,584,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(882,733)	$(1,433,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	3,255	54,735
Depreciation and amortization	19,328	35,675
Impairment of right to license intellectual property	18,499	-
Amortization of debt discounts	-	198,798
Stock-based compensation	223,660	287,336
Gain on derivative liabilities	(59,200)	-
Changes in operating assets and liabilities	81,690	26,048
Net cash used in operating activities	(595,501)	(830,910)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(12,544)	(16,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	-	1,500,000
Capitalized offering costs	-	(4,979)
Net cash provided by financing activities	-	1,495,021

Increase/(decrease) in cash and cash equivalents	(608,045)	647,616
Cash and cash equivalents, beginning of the period	997,048	256,358

Cash and cash equivalents, end of the period	$389,003	$903,974

Supplemental schedule of non-cash investing and financing activities:

Beneficial conversion feature of notes payable and warrant fair value	$-	$532,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of March 31, 2009, and the condensed consolidated results of operations, and cash flows for all periods presented.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2008 and for each of the two years ended December 31, 2008, and 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements.  These reclassifications have no effect on previously reported net loss.

Note 2 – Going Concern Uncertainty

As of March 31, 2009, the Company had cash and cash equivalents totaling $389,003 and working capital of $258,961.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $882,733 and used net cash of $595,501 in operating activities during the three months ended March 31, 2009. The Company will require additional funding to fund its development and operating activities during the second quarter of 2009.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company has commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

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

Note 3 – Selected Significant Accounting Policies

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB 104”) for revenue recognition.  It adheres strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of its revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  The Company generally recognizes revenue from Device ManagerTM software sales upon shipment as it sells the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

Capitalized software and research and development costs

The Company’s policy on capitalized software and research and development costs determines the timing of recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether research and development costs meet the criteria for immediate expense or capitalization. The Company did not capitalize any software and research and development costs during either 2009 or 2008, all previously capitalized assets were fully amortized, and research and development efforts during 2008 and 2009 primarily involved product improvements to its Device Manager and Video Visitation products to improve their functionality and ease of use for end users.

Inventory

The Company purchases certain hardware connectivity devices to allow connectivity of devices with different interfaces in classrooms.  The inventory is stated at the lower of cost or market value and is recorded at the actual cost paid to third-party vendors.  The Company accounts for the inventory using the first-in, first-out (“FIFO”) method of accounting.

Impairment of Long-Lived Assets

The Company records impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company recorded an impairment of approximately $18,000 in the three months ended March 31, 2009 to lower the carrying value of its right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the three months ended March 31, 2008.  See note 9.

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

	March 31, 2009	March 31, 2008
Options	7,270,950	4,605,125
Warrants	26,548,014	16,931,509
Convertible Preferred Stock	22,318,656	11,586,656
Convertible Notes Payable	-	2,000,000
Total	56,137,620	35,123,290

Accordingly, basic and diluted net loss per share are identical.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See note 10.

Recently Implemented Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.  The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  FAS 157 defines fair value based upon an exit price model.  Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c.  FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities.  The Company adopted FAS 157 as of January 1, 2008. Refer to Note 10 for additional discussion on fair value measurements.

Effective this quarter, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact the Company’s financial position or results of operations.  The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.”  FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141 (R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.   FAS 141 (R)   became effective on January 1, 2009 and would have an impact on accounting for any business acquired after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51," (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  FAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. FAS 160 became effective beginning January 1, 2009.  FAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  The Company does not use derivatives to hedge operating performance or its financial position.  Accordingly, there was no impact on the Company’s financial position or results of operation upon adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”).  The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R) and other United States GAAP principles.  FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009.  The Company does not expect FSP 142-3 to have a material impact on its accounting for future acquisitions or renewals of intangible assets.

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).   FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.   FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.     At January 1, 2009 and at March 31, 2009, the Company has no convertible debt instruments.  Accordingly, there was no impact on the Company’s financial position or results of operation upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Note 4 – Income Taxes

The Company recognized a deferred tax asset of approximately $18.0 million as of March 31, 2009, primarily relating to net operating loss carry forwards of approximately $47.3 million, which expire through 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.0 million was established for the full value of the deferred tax asset. For the three months ended March 31, 2009, the valuation allowance decreased by approximately $1,111,000, due to certain net operating losses expiring unused.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 – Stockholders’ Equity

During the three months ended March 31, 2009 and 2008, respectively, the Company issued 28,125 and 1,251 shares of common stock valued at $4,500 and $750 to members of the Board of Directors for attendance at meetings.  These amounts were recorded as selling, general, and administrative expense.

During the three months ended March 31, 2009 and 2008, respectively, the Company issued 15,500 and 80,100 restricted common shares to Triton Value Partners valued at $3,255 and $54,735 as part of its 24-month engagement with the Company that expired in January 2009.

During the three months ended March 31, 2009, one Series A Convertible Preferred Stock holders converted 8,000 shares of preferred stock and was issued 32,000 shares of common stock.

During the three months ended March 31, 2009, two Series B Convertible Preferred Stock holders converted 21 shares of preferred stock and were issued 42,000 shares of common stock.

During the three months ended March 31, 2008, one stockholder converted 16,000 shares of the Company’s Series A Convertible Preferred Stock to 64,000 shares of the Company’s common stock.

During the three months ended March 31, 2008, seven stockholders converted 284 shares of the Company’s Series B Convertible Preferred Stock to 568,000 shares of the Company’s common stock.

Note 6 - Stock Based Compensation

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

Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under FAS 123R was $223,660 and $287,336 during the three months ended March 31, 2009 and 2008, respectively.  Of these totals, $178,049 and $245,445 and $45,611 and $41,891 were classified as selling, general, and administrative expense and research and development expense during the three months ended March 31, 2009 and 2008, respectively.

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 150,000 and 245,000 shares issued during the three months ended March 31, 2009 and 2008, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $17,603 and $151,912, with the following weighted-average assumptions.

	For the three months ended March 31,
Assumptions	2009	2008

Risk-free rate	1.90%	2.80-2.92%
Annual rate of dividends	0%	0%
Volatility	107.8%	128-130%
Average life	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of March 31, 2009 and changes during the three months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2009	7,420,950	$0.67
Granted	150,000	$0.15
Exercised	-	$-
Forfeited	(300,000)	$0.27
Outstanding at March 31, 2009	7,270,950	$0.67	7.5
Exercisable at March 31, 2009	3,539,421	$0.70	6.1

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2009 and 2008 were $0.12 and $0.62, respectively.   No options were exercised during the three months ended March 31, 2009.

As of March 31, 2009, there was $1,256,710 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.75 years.

At March 31, 2009, 630,800 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

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

Note 7- Major Customers

Revenue from four customers comprised 91% of consolidated revenues for the three months ended March 31, 2009. At March 31, 2009, related accounts receivable of $159,049 from three of these four customers comprised 91% of consolidated receivables.

Revenue from one customer comprised 84% of consolidated revenues for the three months ended March 31, 2008.

Note 8 – Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions, LLC (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  In accordance with the purchase agreement, 100,000 shares of the Company’s common stock were issued to IDS on November 22, 2008 and the final issuance of 100,000 shares is due on November 22, 2009.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  At March 31, 2009, the Company recorded an impairment charge of $18,499 to reduce the value of the intangible to the amount of gross profit anticipated in the remainder of 2009 on sales of the Company’s Curiax Arraigner software from previously received purchase orders.  The charge during the three months ended March 31, 2009 equaled the approximate gross profit on the revenue recorded for a Curiax Arraigner sale made during the three months ended March 31, 2009.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.  Amortization during the three months ended March 31, 2008 totaled $3,714.

Note 9 – Derivatives

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent in 2004 (“Placement Agent Warrants”) and the placement agent and investors in 2005 (“2005 Warrants”) do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.   In accordance with EITF 07-05, the Placement Agent and 2005 Warrants have been re-characterized as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Derivative Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2009	January 1, 2009	Date of Issuance
Placement Agent Warrants:
Risk-free rate	0.43%	0.37%	3.38-3.97%
Annual rate of dividends	0	0	0
Volatility	109.4%	109.9%	169-171%
Weighted Average life (years)	0.23	0.3	5

2005 Warrants:			Date of Issuance
Risk-free rate	0.81%	0.76%	3.98%
Annual rate of dividends	0	0	0
Volatility	109.4%	109.9%	134.3%
Weighted Average life (years)	1.25	1.5	5

Fair Value	$51,463	$110,663	$1,710,371

The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. At January 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in additional accumulated deficit by $1,599,708. The difference was recorded as derivative liability for $110,663. At March 31, 2009, derivative liability associated with the Placement Agent and 2005 Warrants were revalued, the $59,200 decrease in the derivative liability at March 31, 2009 is included as other income in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2009.

Note 10 - Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009
	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$51,463	$-	$-	$51,463

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

Note 11 – Subsequent Events

On May 5, 2009, one Series A Convertible Preferred Stock holders converted 8,000 shares of preferred stock and was issued 32,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2008 should be read in conjunction with this discussion and our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB 104”) for revenue recognition.  We adhere strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of our revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  We recognize revenue from Device ManagerTM software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

•
Capitalized software and research and development costs. Our policy on capitalized software and research and development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether research and development costs meet the criteria for immediate expense or capitalization. We did not capitalize any software and research and development costs during either 2009 or 2008 and all assets were fully amortized by December 31, 2006.  Our research and development efforts during 2008 and 2009 primarily involved product improvements to our Device Manager and Video Visitation products to improve their functionality and ease of use for end users.

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $18,000 in the three months ended March 31, 2009 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the three months ended March 31, 2008.  See Note 8 to our condensed consolidated financial statements.

•
Derivative Financial Instruments.  We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks and we evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 9 to our condensed consolidated financial statements.

FINANCIAL CONDITION

During the three months ended March 31, 2009, total assets decreased approximately 43% to $827,910 from $1,457,152 at December 31, 2008.  The decrease in assets was primarily due to the approximate $596,000 cash used to fund operations during the period.

Current liabilities increased $88,628 or 32%, due primarily to an increase in accounts payable during the period.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenues

Revenues were $251,287 and $79,897 for the three months ended March 31, 2009 and 2008, respectively. The 215% increase for the three months ended March 31, 2009 was primarily due to increased software license revenues from the launch of our software in the education market as well as Curiax Arraigner and Curiax Court Recording software and hardware revenues in conjunction with a sale at one county.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues increased $82,133, or 314%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due primarily to hardware costs associated with the Curiax Arraigner and Court Recording sales above as these sales involved a higher mix of hardware revenues.  We anticipate that gross profit as a percentage of revenues will increase in the future as our mix of software licenses versus hardware and service revenues increases.

Gross margins were approximately 57% and 67% for the three months ended March 31, 2009 and 2008.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $778,651 and $907,473 for the three months ended March 31, 2009 and 2008, respectively. The 14% decrease in the expenses for three-month period ended March 31, 2009 resulted primarily from decreased stock-based compensation of $63,676 due to lower stock option grants made to employees and non-employee directors during the current period, and a decrease of stock payments for services of $51,480 for stock payments to Triton Value Partners as their 24-month engagement ended in January 2009.

Research and Development Expenses

Research and development costs were $311,865 and $348,462 for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009 and 2008, we did not capitalize any software development costs related to new products under development as our research and development efforts during 2008 and 2009 primarily involved product improvements to our Device ManagerTM and Video Visitation products to improve their functionality and ease of use for end users.

The 11% decrease in expense during the current period resulted primarily from lower outsourced software development expenses.

Other (Income)/Expense

Other income of $64,766 during the three months ended March 31, 2009 consisted of a $59,200 gain on our derivative liabilities during the period as well as $5,566 interest earned on our cash balances during the current period.  The derivative liabilities decreased during the current period due primarily to expirations of warrants as well as decreases in the remaining term of the warrants, a lower Company stock price, and lower interest rates at March 31, 2009 compared to January 1, 2009.

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

Net Loss

Net loss for the three months ended March 31, 2009 was $882,733 compared to a net loss of $1,433,502 for the three months ended March 31, 2008. The reduced loss during the current period was due primarily to increased gross profit from the higher current period revenues, lower operating expenses resulting primarily from lower stock based compensation and stock payments for services, gain on our derivative liabilities during the period, as well as the finance expenses of $237,518 in the prior year that resulted from our convertible note offering in January 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the three months ended March 31, 2009 of $882,733, cash used in operating activities amounted to $595,501 during the three months ended March 31, 2009, and an accumulated deficit of $78.5 million at March 31, 2009, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations. Historically, we have relied on private placement issuances of equity and debt.  We need to raise additional working capital during second quarter 2009 to fund our ongoing operations and growth. We have commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that we will be successful in raising this capital.  If we successfully raise additional capital through the issuance of debt, this will increase our interest expense and the warrants will dilute our existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

As of March 31, 2009, we had cash and cash equivalents of $389,003.  We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines.  This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

We used $595,501 in cash from operating activities during the three months ended March 31, 2009 due primarily to our net loss during the period of $882,733.  We used $830,910 in cash from operating activities during the three months ended March 31, 2008 due primarily to our net loss during the period of $1,433,502.  The decrease in cash used during the current period was due primarily to the higher revenues and lower operating expenses during the current period as we attempted to reduce operating expenses to reduce cash use.  Cash received from financing activities during the three months ended March 31, 2008 included the $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period.  During the three months ended March 31, 2009 and 2008, respectively, we used $12,544 and $16,495 in investing activities primarily to purchase new computer equipment.

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

The Company expects to spend less than $50,000 for capital expenditures for the remainder of fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2009.

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

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2009, the effectiveness of the design and operation of our disclosure controls and procedures. In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the changes and enhancements in our control environment, as described below, that we have implemented prior to December 31, 2008, that remedied our previously disclosed material weaknesses.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company implemented additional procedures at December 31, 2008, regarding the review and preparation of the accounting related to complex accounting principles and the Company’s reports.  On an as-needed basis, the Company will use outside consultants to assist in the preparation of the Company’s financial accounting records and financial reports.  No such assistance was deemed to be required as of March 31, 2009.

The Company’s significant deficiency involves a lack of segregation of duties within its internal control function. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

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

SIMTROL, INC.

Date: May 14, 2009	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)