Form 10-Q
period 2009-06-30
SIMTROL INC
filed 2009-08-14
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of August 13, 2009 registrant had 12,224,356 shares of $.001 par value Common Stock outstanding.

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended June 30, 2009

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of
	June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the
	Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and
	Results of Operations	16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4T.Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6. Exhibits	22

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30,	December 31,
Current assets	2009 (unaudited)	2008
Cash and cash equivalents	$349,288	$997,048
Accounts receivable	147,341	80,015
Inventory	25,125	28,905
Prepaid expenses and other assets	46,454	129,873
Total current assets	568,208	1,235,841

Certificate of deposit-restricted	82,433	81,126
Property and equipment, net	86,632	101,509
Right to license intellectual property, net	8,719	27,218
Other assets	11,458	11,458

Total assets	$757,450	$1,457,152

LIABILITIES AND STOCKHOLDERS’(DEFICIENCY)/ EQUITY
Current liabilities
Accounts payable	$262,295	$188,064
Accrued expenses	93,669	43,505
Deferred revenue	31,313	19,518
Common stock to be issued	26,000	26,000
Derivative liabilities	4,286	-
Notes payable, net of debt discount of $370,362	191,888	-
Total current liabilities	609,451	277,087

Derivative liabilities	658,653	-
Deferred rent payable	21,209	20,551

Total liabilities	1,289,313	297,638

Commitments and contingencies

Stockholders' Equity/(Deficit):
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 672,664 and 688,664 outstanding; liquidation values of $2,017,992 and $2,065,992	167	171
Series B Convertible: 4,700 shares designated; 4,264 and 4,285 outstanding; liquidation values of $3,198,000 and $3,213,750	1	1
Series C Convertible: 7,900 shares designated; 5,534 and 5,534 outstanding; liquidation values of $4,150,500 and $4,150,500	14	14
Common stock, 100,000,000 shares authorized;
$.001 par value; 12,224,356 and 10,783,882 issued and outstanding	12,224	10,784
Additional paid-in capital	79,413,546	80,338,073
Accumulated deficit	(79,957,815)	(79,189,529)

Total stockholders' (deficiency)/equity	(531,863)	1,159,514

Total liabilities and stockholders’ (deficiency)/equity	$757,450	$1,457,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Revenues:
Software licenses	$1,000	$7,767	$76,321	$20,455
Service and hardware	19,102	3,116	195,068	70,325
Total revenues	20,102	10,883	271,389	90,780
Cost of revenues:
Software licenses	-	105	300	105
Service and hardware	6,146	1,169	114,116	27,306
Total cost of revenues	6,146	1,274	114,416	27,411
Gross profit	13,956	9,609	156,973	63,369

Operating expenses:
Selling, general, and administrative	595,628	714,994	1,374,278	1,622,467
Research and development	289,008	295,000	600,873	643,462
Total operating expenses	884,636	1,009,994	1,975,151	2,265,929

Loss from Operations	(870,680)	(1,000,385)	(1,818,178)	(2,202,560)

Other income/(expenses):
Amortization of debt discount-warrant fair value	(80,408)	(166,639)	(80,408)	(266,038)
Amortization of beneficial conversion of notes payable	-	(166,639)	-	(266,038)
Amortization of debt issuance costs	(5,781)	(17,500)	(5,781)	(21,579)
Loss on derivative liabilities	(160,706)	-	(101,506)	-
Interest and other income	3,825	3,548	9,810	9,740
Interest expense	(12,173)	(45,425)	(12,593)	(80,067)
Total other expense, net	(255,243)	(392,655)	(190,478)	(623,982)

Net Loss	(1,125,923)	(1,393,040)	(2,008,656)	(2,826,542)
Dividends on convertible preferred stock paid in common stock	(359,338)	(274,368)	(359,338)	(274,368)
Deemed dividend on convertible preferred stock	-	(1,299,838)	-	(1,299,838)
Net loss attributable to common stockholders	$(1,485,261)	$(2,967,246)	(2,367,994)	$(4,440,748)

Net loss per common share, basic and diluted:
Basic and diluted	$(0.14)	$(0.35)	$(0.22)	$(0.55)
Weighted average shares outstanding:
Basic and diluted	10,935,736	8,366,429	10,883,077	7,975,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,008,656)	$(2,826,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	3,255	84,639
Depreciation and amortization	38,974	91,937
Impairment of right to license intellectual property	18,499	-
Amortization of debt discounts	80,408	532,076
Stock-based compensation	424,687	443,568
Loss on derivative liabilities	101,506	-
Changes in operating assets and liabilities	174,505	206,481
Net cash used in operating activities	(1,166,822)	(1,467,841)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(18,267)	(22,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	562,250	1,495,021
Net proceeds from stock issuance	-	1,053,153
Capitalized offering costs	(24,921)	(4,979)
Net cash provided by financing activities	537,329	2,548,174

(Decrease)/Increase in cash and cash equivalents	(647,760)	1,057,394
Cash and cash equivalents, beginning of the period	997,048	256,358

Cash and cash equivalents, end of the period	$349,288	$1,313,752

Supplemental schedule of non-cash investing and financing activities:

Beneficial conversion feature of notes payable	$-	$266,038
Warrant fair value in securities issuance	$450,770	$266,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of June 30, 2009, and the condensed consolidated results of operations, and cash flows for all periods presented.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 30, 2009.

Certain amounts in the 2008 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current period condensed consolidated financial statements.  These reclassifications have no effect on previously reported net loss.

Note 2 – Liquidity and Going Concern

As of June 30, 2009, the Company had cash and cash equivalents totaling $349,288 and negative working capital of $41,243.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $2,008,656 and used net cash of $1,173,336 in operating activities during the six months ended June 30, 2009. The Company will require additional funding to fund its development and operating activities during the second half of 2009.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company has commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of these securities on May 29, 2009 (see Note 11).  The private placement memorandum allows the Company to raise a maximum of $1.5 million at the current terms.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

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

Impairment of Long-Lived Assets

The Company records impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company recorded an impairment of approximately $18,000 in the six months ended June 30, 2009 to lower the carrying value of its right to license intellectual property based on estimated future gross profit from sales of its Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the six months ended June 30, 2008.  See note 9.

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

	June 30, 2009	June 30, 2008
Options	7,270,950	6,230,763
Warrants	28,427,465	24,175,509
Convertible Preferred Stock	22,286,656	18,684,656
Convertible Notes Payable	1,529,156	-
Totals	59,514,227	49,090,928

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

Effective the first quarter of 2009, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption did not impact the Company’s financial position or results of operations.  The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”).  The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted this standard as of January 1, 2009.  The Company does not use derivatives to hedge operating performance or its financial position.  Accordingly, there was no impact on the Company’s consolidated financial position or results of operation upon adoption.

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

In May 2008, the FASB issued APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”).   FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition.   FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively.     At January 1, 2009 and at June 30, 2009, the Company has no convertible debt instruments which has the ability to be settled in cash.  Accordingly, there was no impact on the Company’s consolidated financial position or results of operation upon adoption.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”) which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This standard is effective for periods ending after June 15, 2009.  Adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009.  Adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of subsequent events.    In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued.  FAS 165 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009.  The Company has evaluated subsequent events through the time of filing its condensed consolidated financial statements with the Securities and Exchange Commission on August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position and results of operations.

Note 4 – Income Taxes

The Company recognized a deferred tax asset of approximately $18.4 million as of June 30, 2009, primarily relating to net operating loss carry forwards of approximately $48.5 million, which expire through 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.4 million was established for the full value of the deferred tax asset. For the six months ended June 30, 2009, the valuation allowance decreased by approximately $736,000, due to certain net operating losses expiring unused.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 – Stockholders’ Equity

During the six months ended June 30, 2009 and 2008, respectively, the Company issued 35,625 and 28,125 shares of common stock valued at $6,600 and $750 to members of the Board of Directors for attendance at meetings.  These amounts were recorded as selling, general, and administrative expense.

During the six months ended June 30, 2009 and 2008, respectively, the Company issued 15,500 and 160,200 restricted common shares to Triton Value Partners valued at $3,255 and $84,639 as part of its 24-month engagement with the Company that expired in January 2009. These amounts were recorded as selling, general, and administrative expense.

During the six months ended June 30, 2009, one Series A Convertible Preferred Stock holders converted 16,000 shares of preferred stock and was issued 64,000 shares of common stock.

During the six months ended June 30, 2009, two Series B Convertible Preferred Stock holders converted 21 shares of preferred stock and were issued 42,000 shares of common stock.

During the six months ended June 30, 2008, two Series A Convertible Preferred Stock holders converted 40,000 shares of their Preferred Stock and were issued 160,000 shares of common stock.

During the six months ended June 30, 2008, eleven Series B Convertible Preferred Stock holders converted 357 shares of Preferred Stock and were issued 714,000 shares of common stock.

Pursuant to the terms of the Certificates of Designation of Preferences, Rights, and Limitations (the “Certificates”) of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock of Simtrol, Inc. (the “Company”), the Company is required to pay a 4% semi-annual dividend to the holders of its outstanding shares of Series A Preferred Stock and a 6% semi-annual dividend to holders of its Series B and Series C Preferred Stock, respectively.  The Company has the option to pay these dividends in cash or in shares of its common stock.

The Company elected to pay the June 30, 2009 dividends in the form of common stock valued at $0.75 per common share for the Series A Preferred Stock and $0.375 per common share for the Series B and Series C Preferred Stock, per the terms of the Certificates.  Based on this value, the Company issued

(i)	107,629 shares of common stock to the Series A shareholders (672,664 Series A shares issued and outstanding on that date); and

(ii)	511,680 shares of common stock to the Series B shareholders (4,286 shares issued and outstanding on that date).

(iii)	664,040 shares of common stock to the Series C shareholders (5,534 shares issued and outstanding on that date).

The Company elected to pay the June 30, 2008 dividends in the form of common stock valued at $0.75 and 0.375 per common share, per the terms of the Certificates.  Based on this value, the Company issued

(iv)
220,375 shares of common stock to the Series A shareholders (688,664 Series A shares issued and outstanding on that date) The Company erroneously issued holders of Series A Preferred Stock common stock dividends on June 30, 2008 with a value of $0.375 per share.  As a result, the holders were issued twice the number of common shares to which they were entitled in payment of the June 30, 2008 dividend and no additional shares were issued on December 31, 2008; and

(v)	521,160 shares of common stock to the Series B shareholders (4,343 shares issued and outstanding on that date).

On April 17, 2009, in conjunction with the termination of the Company’s private placement of Series C Convertible Preferred Stock and warrants begun in 2008, the Company issued Gilford Securities as a placement fee, as underwriter, warrants to purchase 181 units represented by the offering.  The 181 units include 181 shares of Series C Convertible Preferred Stock and warrants to purchase 362,000 share of common stock (2,000 shares of common stock for each share of Series C Convertible Preferred stock) at an exercise price of $0.375 per share.  The unit exercise price is $750 per unit and the warrants to purchase the units have five-year terms.  The estimated fair value of the warrants to purchase the 181 units is approximately $97,000 on the date of issuance using the Black Scholes valuation model for the warrant.

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

Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Stock compensation expenses under SFAS 123R was $201,028 and $156,232 during the three months ended June 30, 2009, and 2008 respectively.  Of these totals, $44,981 and $45,835 was classified as research and development expense and $156,047 and $110,397 was classified as selling, general, and administrative expense for the three months ended June 30, 2009 and 2008, respectively.  Stock compensation expenses under SFAS 123R was $424,687 and $443,568 during the six months ended June 30, 2009 and 2008, respectively.  Of these totals $90,593 and $87,726 were classified as research and development expense and $334,094 and $355,842 were classified as selling, general, and administrative expensed during the six months ended June 30, 2009 and 2008, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 150,000 and 2,521,500 shares issued during the six months ended June 30, 2009 and 2008, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $17,603 and $829,306, with the following weighted-average assumptions.

	For the three months ended June 30,		For the six months ended June 30,
Assumptions	2009	2008	2009	2008

Risk-free rate	None granted	2.57-3.67%	1.90%	2.57-3.67%
Annual rate of dividends		0%	0%	0%
Volatility		115%	107.8%	115-131%
Average life		5 years	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of June 30, 2009 and changes during the six months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2009	7,420,950	$0.67
Granted	150,000	$0.15
Exercised	-	$-
Forfeited	(300,000)	$0.27
Outstanding at June 30, 2009	7,270,950	$0.67	7.2
Exercisable at June 30, 2009	4,028,497	$0.70	6.2

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2009 and 2008 were $0.12 and $0.33, respectively.   No options were exercised during the six months ended June 30, 2009.

As of June 30, 2009, there was $951,623 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.6 years.

At June 30, 2009, 630,800 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

On March 9, 2009, the Company executed a license agreement with ACIS, Inc. ("ACIS"), that significantly expanded the scope of the Company's rights to certain ACIS technology.  Pursuant to the agreement, ACIS granted to the Company the right, in perpetuity, to use and modify the ACIS technology on a royalty-free basis for all future Company products, without restrictions regarding the underlying platform.  As consideration for the rights to the ACIS technology, the Company granted to ACIS nonqualified options to purchase 150,000 shares of Company common stock at an exercise price of $0.15 per share, with immediate vesting.  The Black Scholes option valuation model was used to calculate the estimated fair value of $17,601, which was recorded as stock-based compensation in selling, general, and administrative expense.  The license agreement replaces and supersedes the license agreement dated September 27, 2001, under which the Company had been required to pay per-unit royalties for use of the ACIS technology, which was restricted to a single specified platform.

Note 7- Major Customers

Revenue from four customers comprised 91% and 92% of condensed consolidated revenues for the three and six months ended June 30, 2009, respectively. At June 30, 2009, related accounts receivable of $146,951 from these customers comprised 99% of consolidated receivables.

Revenue from two customers comprised 57% and 90% of consolidated revenues for the three and six months ended June 30, 2008.

Note 8 – Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions, LLC (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  In accordance with the purchase agreement, 100,000 shares of the Company’s common stock were issued to IDS on November 22, 2008 and the final issuance of 100,000 shares is due on November 22, 2009.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  During the six months ended June 30, 2009, the Company recorded an impairment charge of $18,499 to reduce the value of the intangible to the amount of gross profit anticipated in the remainder of 2009 on sales of the Company’s Curiax Arraigner software from previously received purchase orders.  The charge during the six months ended June 30, 2009 equaled the approximate gross profit on the revenue recorded for a Curiax Arraigner sale made during the six months ended June 30, 2009.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.  Amortization during the six months ended June 30, 2008 totaled $7,428.  No impairment charge occurred during the three months ended June 30, 2009.

Note 9 – Derivatives

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  Under EITF 07-05, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent in 2004 (“Placement Agent Warrants”) and the placement agent and investors in 2005 (“2005 Warrants”) do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  Also, convertible notes and warrants issued to investors in a private placement of convertible notes and warrants on May 29, 2009 (“2009 Warrants”) do not contain fixed settlement provisions.  See Note 11.   In accordance with EITF 07-05, the Placement Agent Warrants and 2005 Warrants have been re-characterized as derivative liabilities and the 2009 Warrants classified as derivative liabilities. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Derivative Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2009	January 1, 2009	Date of Issuance
Placement Agent Warrants:
Risk-free rate	0.17%	0.37%	3.38-3.97%
Annual rate of dividends	0	0	0
Volatility	108.8%	109.9%	169-171%
Weighted Average life (years)	0.1	0.3	5

2005 Warrants:
Risk-free rate	0.55%	0.76%	3.98%
Annual rate of dividends	0	0	0
Volatility	108.8%	109.9%	134.3%
Weighted Average life (years)	1.0	1.5	5

2009 Warrants:
Risk-free rate	2.54	-	2.34
Annual rate of dividends	0	-	0
Volatility	108.8%	-	108.8%
Weighted Average life (years)	4.9	-	5.0

Fair Value	$662,939	$110,663	$2,161,141

The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

EITF 07-05 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. At January 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in additional accumulated deficit by $1,599,708. The difference was recorded as derivative liability for $110,663. At June 30, 2009, derivative liability associated with the Placement Agent Warrants and 2005 Warrants were revalued, the $7,563 increase in the derivative liability at June 30, 2009 is included as other income in the Company’s condensed consolidated statement of operations for the quarter ended June 30, 2009.  The fair value of the 2009 Warrants was estimated at $450,770 at the date of issuance and this amount was classified as a derivative liability.  The 2009 Warrants were revalued as of June 30, 2009 and the $93,943 increase in the value of the derivative liability is included as other income in the Company’s condensed consolidated statement of operations for the quarter ended June 30, 2009.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009
	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$662,939	$-	$-	$662,939

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$(51,463)	$-	$(110,663)	$-
Net unrealized loss on derivative financial instruments	(160,706)	-	(101,506)	-
New derivative liabilities issued	(450,770)		(450,770)
Ending balance	$(662,939)	$-	$(662,939)	$-

Note 11 – Notes Payable

On May 29, 2009, the Company completed the sale of $562,250 of Participation Interests (“Participation Interests”) in a secured master promissory note (“Master Note”) and five-year investor warrants to purchase 2,998,667 shares of common stock at an exercise price of $0.375 per share to accredited private investors.

  The net proceeds of $537,329 from this offering will be used for working capital and general corporate purposes.  Important terms of the Master Note include:

•
The Master Note bears interest at the rate of 22% per annum, is payable six months from the issue date (“Maturity Date”) and can be pre-paid at any time.  Accrued interest is payable in cash on the Maturity Date.

•
The Maturity Date of the Master Note may be extended by the Company for two 30-day periods.  If the Company elects to extend the Maturity Date, the Company will pay a 5% Extension Fee at the conclusion of each such 30-day Extension Period, payable at the option of the Company in cash or the Company’s common stock.

•
The Master Note is secured by all of the Company’s cash and cash equivalents, accounts receivable, prepaid assets, and equipment.  The Master Note and Participation Interests will be convertible into equity securities on the following terms:

•
If the Company closes a “Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Master Note will automatically convert into shares of the “Next Equity Financing Securities” the Company issues.  “Next Equity Financing Securities” means the type and class of equity securities that the Company sells in a Qualifying Next Equity Financing or a Non-Qualifying Next Equity Financing.  If the Company sells a unit comprising a combination of equity securities, then the Next Equity Financing Securities shall be deemed to constitute that unit.  Upon conversion, the Company would issue that number of shares of Next Equity Financing Securities equal the quotient obtained by dividing the then-outstanding balance of principal and accrued interest on the Master Note by the price per share of the Next Equity Financing Securities.

•
If the Company closes a “Non-Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest represented by a Participation Interest can be converted, at the option and election of the investor, into shares of the “Next Equity Financing Securities” the Company issues.

•
A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of the Master Note in which the Company sells and issues any securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all our outstanding Participation Interests in the Master Note) at a price per share for equivalent shares of common stock that is not greater than $0.375 per share.

•
A “Non-Qualifying Next Equity Financing” means that the Company completes a bona fide equity financing but fails to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of common stock is greater than $0.375 per share.

•
At any time prior to payment in full of this Note, an Investor may convert all, but not less than all, of such Investors interest in this Note (as represented by such Investor’s Participation Interest) into that number of Series C Preferred Stock Units equal to (A) the principal balance plus accrued but unpaid interest hereunder due and payable to the investor in accordance with such Investor’s Participation Interest, divided by (B) $750.  Each Series C Preferred Stock Unit comprises one share of our Series C Convertible Preferred Stock and detachable five-year warrants (“Series C Warrants”) to acquire 2,000 shares of our common stock at an exercise price of $0.375 per share.

The Investor Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Investor Warrant issue date; or (ii) the closing of a change of control event.  The Investor Warrants have a cashless exercise feature and anti-dilution provisions that adjust both the exercise price and quantity if subsequent equity offerings are completed where Simtrol issues common stock at a lower effective price per share than the exercise price.  The Investor Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

Assumptions

Risk-free rate	2.34%
Annual rate of dividends	0
Volatility	108.8%
Average life	5 years

The fair value of the warrants, $450,770, was classified as a discount on the notes payable issued on May 29, 2009.  This amount will be amortized over the life of the convertible notes and $80,408 was amortized as a financing expense during the three and six months ended June 30, 2009.  $11,184 of interest payable was accrued during the three and six months ended June 30, 2009.

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

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $18,000 in the three months ended June 30, 2009 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the three months ended June 30, 2008.  See Note 8 to our condensed consolidated financial statements.

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

FINANCIAL CONDITION

During the six months ended June 30, 2009, total assets decreased approximately 48% to $757,450 from $1,457,152 at December 31, 2008.  The decrease in assets was primarily due to the approximate $1,167,000 cash used to fund operations during the period.

Current liabilities increased $332,364 or 120%, due primarily to the issuance of convertible notes payable on May 29, 2009 in a financing transaction as well as increases in accounts payable and accrued expenses during the period.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty. The Company needs to raise additional working capital during the second half of 2009 to fund ongoing operations and growth and has commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of convertible notes on May 29, 2009.   The Company can raise up to $1.5 million in the private placement under the current terms if market conditions allow.  No assurance can be given that the Company will be successful in raising this capital and has further reduced our cash used from operating activities by reducing salaries of all employees by 50% effective August 14, 2009.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

Revenues

Revenues were $20,102 and $10,883 for the three months ended June 30, 2009 and 2008, respectively.  The increased revenues of $9,219 during the current year were due to higher service revenues.  Current period revenues represent a significant decrease compared to the three months ended March 31, 2009 and we have taken additional steps to decrease our cash used from operating activities.  See note 12 to our condensed consolidated financial statements.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus.

Cost of Revenues and Gross Profit

Cost of revenues increased $4,872, or 382%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due primarily to higher service revenues during the current year.

Gross margins were approximately 69% and 88% for each of the three months ended June 30, 2009 and 2008, respectively.  The lower margins during the current period are due to the higher mix of lower margin service sales during the current period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $595,628 and $714,994 for the three months ended June 30, 2009 and 2008, respectively. The decrease in the expenses for three-month period ended June 30, 2009 resulted primarily from decreased headcount and decreased professional fees related to the payments made to Triton Value Partners in cash and common stock in the prior year (see Note 6 to the unaudited condensed consolidated financial statements).  Total expense recorded during the three months ended June 30, 2009 and 2008 for common stock payments made to Triton per the terms of the consulting agreement were $0 and $29,904, respectively, and cash expenses were $0 and $30,000 for the corresponding periods, as Triton’s 24-month agreement expired in January 2009.  During the three months ended June 30, 2008, we also recorded an approximate $53,000 expense related to the termination of our former CEO in May 2008 for the total estimate of payments to be made over the term of the former CEO’s separation agreement.

During the three months ended June 30, 2009 and 2008, respectively, stock-based compensation of $153,947 and $110,397 was included in selling, general, and administrative expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Research and Development Expenses

Research and development costs were $289,008 and $295,000 for the three months ended June 30, 2009 and 2008, respectively.  These expenses were note materially changed from the prior year due to similar headcount during both periods.  During the three months ended June 30, 2009 and 2008, we did not capitalize any software development costs related to new products under development.

During the three months ended June 30, 2009 and 2008, respectively, stock-based compensation of $44,981 and $45,835 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other income/(expense) of $255,243 during the three months ended June 30, 2009 consisted primarily of a $160,706 loss on our derivative liabilities during the period as well as $80,408 to record amortization of the fair value of warrants issued to noteholders in our May 29, 2009 private placement of convertible notes payable and warrants.  The loss on derivative liabilities during the period was due primarily to the increase in our stock price from $0.16 at March 31, 2009 to $0.28 at June 30, 2009 as well as to the issuance of warrants to purchase 2,998,667 shares of common stock issued in the May 29, 2009 private placement.

Other income/( expense) of $392,655 for the three months ended June 30, 2008 consisted primarily of the $333,278 to record amortization of the fair value of the warrants granted to noteholders and the beneficial conversion feature of the notes, as part of the Convertible Notes issued by the Company in January 2008, $44,877 to record the accrued interest on the convertible notes payable and other interest expense, and $17,500 to record the amortization of debt offering costs related to the notes originated in January 2008 that were exchanged into the Series C Convertible Preferred Stock on June 30, 2008.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the three months ended June 30, 2009 was $1,125,923 compared to a net loss of $1,393,040 for the three months ended June 30, 2008.  The decrease in net loss was due primarily to lower operating expenses due to efforts to reduce cash from operating activities.  Net loss attributable to common stockholders of $1,485,261 and $2,967,246 included $359,338 and $274,368 to record the value of common stock dividends paid on June 30, 2009 to Series A, Series B, and Series C Convertible Preferred Stock holders and  to Series A and Series B Convertible Preferred Stock holders on June 30 ,2008 and $1,299,838 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30, 2008.  See note 5 to the condensed consolidated financial statements.

Six Months Ended June 30, 2009 and 2008

Revenues

Revenues were $271,389 and $90,780 for the six months ended June 30, 2009 and 2008, respectively. The 199% increase in revenues earned during the six months ended June 30, 2009 were primarily due to increased software license revenues from the launch of our software in the education market as well as Curiax Arraigner and Curiax Court Recording software and hardware revenues in conjunction with a sale at one county.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues increased $87,005, or 317%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due primarily to hardware costs associated with the Curiax Arraigner and Court Recording sales above as these sales involved a higher mix of hardware revenues.

Gross margins were approximately 58% and 70% for the six months ended June 30, 2009 and 2008, respectively.  Lower margins during the current period resulted primarily from a higher mix of lower margin hardware and service sales during the current year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,374,278 and $1,622,467 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in the six-month period ended June 30, 2009 compared to the similar period in 2008 resulted primarily from lower headcount and overhead during the current year as well as separation costs of approximately $53,000 accrued in conjunction  with the termination of our former Chief Executive Officer in 2008.

During the six months ended June 30, 2009 and 2008, respectively, stock-based compensation of $327,494 and $355,842 was included in selling, general, and administrative expenses to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Research and Development Expenses

 Research and development expenses were $600,873 in the six months ended June 30, 2009 and $643,462 in the six months ended June 30, 2007.  The decrease in expense was due mainly to the higher use of third-party development personnel during 2008.

During the six months ended June 30, 2009 and 2008, respectively, stock-based compensation of $90,593 and $87,726 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other expense during the six months ended June 30, 2009 of $190,478 consisted primarily of a loss of $101,506 recorded on our derivative liabilities as well as $80,408 recorded to amortize the fair value of warrants issued to convertible noteholders in a financing transaction on May 29, 2009.

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

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the six months ended June 30, 2009 was $2,008,656 compared to a net loss of $2,826,542 for the six months ended June 30, 2008. The lower loss during the current period was due primarily to lower operating expenses during the current year due to attempts to lower our cash used from operations as well as greater financing costs incurred during the six months ended June 30, 2008 in conjunction with our notes payable financing in January 2008.  Net loss attributable to common stockholders of $2,367,994 included $359,338 to record the value of common stock dividends paid to Series A, B, and C Convertible Preferred Stock holders on June 30, 2009.  Net loss attributable to common stockholders of $4,440,748 included $274,368 to record the value of common stock dividends paid on June 30, 2008 to Series A and Series B Convertible Preferred Stock holders and $1,299,838 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30, 2008.  See note 7 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to continuing losses during the six months ended June 30, 2009 of $2,008,656, cash used in operating activities amounted to $1,166,822 during the six months ended June 30, 2009, and an accumulated deficit of $80.0 million at June 30, 2009, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations. Historically, we have relied on private placement issuances of equity and debt.  We need to raise additional working capital during the second half of 2009 to fund our ongoing operations and growth. We have commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of convertible notes on May 29, 2009. We can raise up to $1.5 million in the private placement under the current terms if market conditions allow.  No assurance can be given that we will be successful in raising this capital and we have further reduced our cash used from operating activities by reducing salaries of all employees by 50% effective August 14, 2009.    If we successfully raise additional capital through the issuance of debt, this will increase our interest expense and the warrants will dilute our existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

As of June 30, 2009, we had cash and cash equivalents of $349,288.  We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines.  This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

We used $1,166,822 in cash from operating activities during the six months ended June 30, 2009 due primarily to our net loss during the period of $2,008,656.  We used $1,467,841 in cash from operating activities during the six months ended June 30, 2008 due primarily to our net loss during the period of $2,826,542.  The decrease in cash used during the current period was due primarily to the higher revenues and lower operating expenses during the current period as we attempted to reduce operating expenses to reduce cash use.  Cash received during the six months ended June 2009 included approximately $537,000 net proceeds from the issuance of convertible notes payable and warrants to purchase our common stock.  Cash received from financing activities during the three months ended June 30, 2008 included the $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period.  During the six months ended June 30, 2009 and 2008, respectively, we used $18,267 and $22,939 in investing activities primarily to purchase new computer equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2009.

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

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2009, the effectiveness of the design and operation of our disclosure controls and procedures. In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the changes and enhancements in our control environment, as described below, that we have implemented prior to December 31, 2008, that remedied our previously disclosed material weaknesses.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company implemented additional procedures at December 31, 2008, regarding the review and preparation of the accounting related to complex accounting principles and the Company’s reports.  On an as-needed basis, the Company will use outside consultants to assist in the preparation of the Company’s financial accounting records and financial reports.  No such assistance was deemed to be required as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIMTROL, INC.

Date: August 14, 2009	By:	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

Date: August 14, 2009	By:	/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)