Form 10-Q
period 2009-09-30
SIMTROL INC
filed 2009-11-10
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009 registrant had 12,241,356 shares of $.001 par value Common Stock outstanding.

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended September 30, 2009

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4T.Controls and Procedures	21

PART II.	OTHER INFORMATION

	Item 6. Exhibits	23

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009 (unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$92,537	$997,048
Accounts receivable	50,840	80,015
Inventory	19,399	28,905
Prepaid expenses and other assets	28,874	129,873
Total current assets	191,650	1,235,841

Certificate of deposit-restricted	83,102	81,126
Property and equipment, net	73,228	101,509
Right to license intellectual property, net	8,719	27,218
Other assets	11,458	11,458

Total assets	$368,157	$1,457,152

LIABILITIES AND STOCKHOLDERS’(DEFICIENCY)/ EQUITY
Current liabilities
Accounts payable	$273,173	$188,064
Accrued expenses	66,704	43,505
Deferred revenue	31,471	19,518
Common stock to be issued	26,000	26,000
Derivative liabilities	30,158	-
Notes payable, net of debt discount of $146,195	416,055	-
Total current liabilities	843,561	277,087

Derivative liabilities	350,030	-
Deferred rent payable	21,186	20,551

Total liabilities	1,214,777	297,638

Commitments and contingencies

Stockholders' Equity/(Deficit):
Preferred stock, $.00025 par value; 800,000 shares authorized;
Series A Convertible: 770,000 shares designated; 672,664 and 688,664 outstanding; liquidation values of $2,017,992 and $2,065,992	167	171
Series B Convertible: 4,700 shares designated; 4,264 and 4,285 outstanding; liquidation values of $3,198,000 and $3,213,750	1	1
Series C Convertible: 7,900 shares designated; 5,534 and 5,534 outstanding; liquidation values of $4,150,500 and $4,150,500	14	14
Common stock, 100,000,000 shares authorized;
$.001 par value; 12,241,356 and 10,783,882 issued and outstanding	12,241	10,784
Additional paid-in capital	79,551,228	80,338,073
Accumulated deficit	(80,410,271)	(79,189,529)

Total stockholders' (deficiency)/equity	(846,620)	1,159,514

Total liabilities and stockholders’ (deficiency)/equity	$368,157	$1,457,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues:
Software licenses	$21,346	$63,200	$97,667	$83,655
Service and hardware	85,594	57,375	280,662	127,700
Total revenues	106,940	120,575	378,329	211,355
Cost of revenues:
Software licenses	3,500	114	3,800	219
Service and hardware	29,108	23,245	143,223	50,551
Total cost of revenues	32,608	23,359	147,023	50,770
Gross profit	74,332	97,216	231,306	160,585

Operating expenses:
Selling, general, and administrative	351,904	659,741	1,726,183	2,282,208
Research and development	186,330	263,818	787,203	907,280
Total operating expenses	538,234	923,559	2,513,386	3,189,488

Loss from Operations	(463,902)	(826,343)	(2,282,080)	(3,028,903)

Other income/(expenses):
Amortization of debt discount-warrant fair value	(224,167)	-	(304,575)	(266,038)
Amortization of beneficial conversion of notes payable	-	-	-	(266,038)
Amortization of debt issuance costs	(16,117)	-	(21,898)	(21,579)
Gain on derivative liabilities	282,751	-	181,245	-
Interest and other income	669	5,122	10,479	14,861
Interest expense	(31,690)	(519)	(44,283)	(80,585)
Total other income/(expense), net	11,446	4,603	(179,032)	(619,379)

Net Loss	(452,456)	(821,740)	(2,461,112)	(3,648,282)
Dividends on convertible preferred stock paid in common stock	-	-	(359,338)	(274,368)
Deemed dividend on convertible preferred stock	-	(675,760)	-	(1,975,598)
Net loss attributable to common stockholders	$(452,456)	$(1,497,500)	(2,820,450)	$(5,898,248)

Net loss per common share, basic and diluted:
Basic and diluted	$(0.04)	$(0.16)	$(0.25)	$(0.70)
Weighted average shares outstanding:
Basic and diluted	12,224,540	9,324,521	11,335,145	8,428,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(2,461,112)	$(3,982,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	3,255	119,616
Depreciation and amortization	68,495	130,656
Impairment of right to license intellectual property	18,499	-
Amortization of debt discounts	304,575	532,076
Stock-based compensation	562,387	648,969
Gain on derivative liabilities	(181,245)	-
Changes in operating assets and liabilities	261,573	77,599
Net cash used in operating activities	(1,423,573)	(2,139,456)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(18,267)	(28,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of certificate of deposit	-	24,506
Net proceeds from notes payable issuance	562,250	1,500,00
Net proceeds from stock issuance	-	2,426,723
Capitalized offering costs	(24,921)	(4,979)
Net cash provided by financing activities	537,329	3,946,250

(Decrease)/Increase in cash and cash equivalents	(904,511)	1,778,476
Cash and cash equivalents, beginning of the period	997,048	256,358

Cash and cash equivalents, end of the period	$92,537	$2,034,834

Supplemental schedule of non-cash investing and financing activities:

Dividend on Convertible Preferred Stock paid in common stock	$359,338	$274,368
Exchange of convertible notes payable for Series C Convertible Preferred stock	$-	$1,572,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of September 30, 2009, and the condensed consolidated results of operations, and cash flows for all periods presented.  Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2 – Liquidity and Going Concern

As of September 30, 2009, the Company had cash and cash equivalents totaling $92,537 and negative working capital of $651,911.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $2,461,112 and used net cash of $1,423,573 in operating activities during the nine months ended September 30, 2009. The Company will require additional funding to fund its development and operating activities during the fourth quarter of 2009 or early 2010.  The Company has reduced headcount and reduced the salaries of all employees by 50% effective August 14, 2009 in order to reduce cash used in operations.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company has commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of these securities on May 29, 2009 (see Note 11).  The private placement memorandum allows the Company to raise a maximum of $1.5 million at the current terms.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

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

Note 3 – Selected Significant Accounting Policies

Accounting Standards Codification

The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

Revenue recognition

The Company follows the guidance of the ASC 605-10-599, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of its revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  The Company generally recognizes revenue from Device ManagerTM software sales upon shipment as it sells the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

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

Impairment of Long-Lived Assets

The Company records impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company recorded an impairment of approximately $18,000 in the nine months ended September 30, 2009 to lower the carrying value of its right to license intellectual property based on estimated future gross profit from sales of its Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the nine months ended September 30, 2008.  See note 9.

Loss Per Share
ASC 260, "Earnings per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The following equity securities are not reflected in diluted loss per share because their effects would be anti-dilutive:

	September 30, 2009	September 30, 2008
Options	7,001,950	6,452,763
Warrants	27,403,891	27,999,509
Convertible Preferred Stock	22,286,656	22,393,323
Convertible Notes Payable	1,612,294	-
Totals	58,304,791	56,845,595

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

Recently Implemented Accounting Pronouncements

In December 2007, the FASB issued ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805 establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted ASC 805 on January 1, 2009. ASC 805 will have an impact on the Company’s accounting for future business combinations but the effect is dependent upon acquisitions that are made in the future.

In December 2007, the FASB issued ASC 810, "Consolidations.”  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  ASC 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under ASC 810, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. ASC 810 became effective beginning January 1, 2009.  ASC 810 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact.

In August 2009, the FASB issued an Update to ASC 820, Fair Value Measurements and Disclosures 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC 820. This update clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This update is effective for the interim period beginning October 1, 2009. The adoption of this update is not anticipated to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued updates to ASC 350-30-35, General Intangibles Other Than Goodwill-Subsequent Measurement (formerly FSP No. 142-3, Determination of the Useful Life of Intangible Assets), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The Company’s adoption of these updates, on January 1, 2009, is effective prospectively for intangible assets acquired or received after January 1, 2009.

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40) (formerly EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This update requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of ASC 815, Derivatives and Hedging (ASC 815) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company adopted the updates to ASC 815-40 effective January 1, 2009. The Company evaluated its financial instruments and embedded instrument features and determined that the accounting for certain previously issued financial instruments are impacted by the provisions of this update to ASC 815. Accordingly, the adoption of this new update had a material effect on the Company’s results of operations and financial position. (See Note 9 “Derivatives” for further details)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on December 31, 2010. The Company is currently evaluating the impact this statement may have on our consolidated results of operations and financial condition and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13) (formerly EITF 08-1, Revenue Arrangements with Multiple Deliverables) which amends ASC Topic 605, Revenue Recognition. This accounting update establishes a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective for the Company beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-13 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14) (formerly EITF 09-3, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements), which updates ASC Topic 985, Software. ASU 2009-14 clarifies which accounting guidance should be used for purposes of measuring and allocating revenue for arrangements that contain both tangible products and software, and where the software is more than incidental to the tangible product as a whole. ASU 2009-14 is effective for the Company’s fiscal year beginning July 1, 2010 and applies to arrangements entered into on or after this date. The Company is currently evaluating the impact that ASU 2009-14 may have on its financial position and results of operations, and does not expect the impact, if any, to be material.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC  855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 10, 2009, the date the accompanying financial statements were issued.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for the Company on October 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Note 4 – Income Taxes

The Company recognized a deferred tax asset of approximately $18.5 million as of September 30, 2009, primarily relating to net operating loss carry forwards of approximately $48.7 million, which expire through 2028.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $18.5 million was established for the full value of the deferred tax asset. For the nine months ended September 30, 2009, the valuation allowance decreased by approximately $673,000, due to certain net operating losses expiring unused.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 – Stockholders’ Equity

During the nine months ended September 30, 2009 and 2008, respectively, the Company issued 52,625 and 10,626 shares of common stock valued at $10,000 and $4,500 to members of the Board of Directors for attendance at meetings.  These amounts were recorded as selling, general, and administrative expense.

During the nine months ended September 30, 2009 and 2008, respectively, the Company issued 15,500 and 240,300 restricted common shares to Triton Value Partners valued at $3,255 and $119,616 as part of its 24-month engagement with the Company that expired in January 2009. These amounts were recorded as selling, general, and administrative expense.

During the nine months ended September 30, 2009, one Series A Convertible Preferred Stock holder converted 16,000 shares of preferred stock and was issued 64,000 shares of common stock.

During the nine months ended September 30, 2009, two Series B Convertible Preferred Stock holders converted 21 shares of preferred stock and were issued 42,000 shares of common stock.

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
220,375 shares of common stock to the Series A shareholders (688,664 Series A shares issued and outstanding on that date) The Company erroneously issued holders of Series A Preferred Stock common stock dividends on September 30, 2008 with a value of $0.375 per share.  As a result, the holders were issued twice the number of common shares to which they were entitled in payment of the September 30, 2008 dividend and no additional shares were issued on December 31, 2008; and

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

Note 6 - Stock Based Compensation

On January 1, 2006, the Company adopted, using the modified prospective application of ASC 718,”Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The expenses are included in selling, general, and administrative or research and development expense depending on the grant recipient.

Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under ASC 718 was $137,700 and $205,401 during the three months ended September 30, 2009 and 2008, respectively.  Of these totals, $26,158 and $41,801were classified as research and development expense and $111,542 and $163,600 were classified as selling, general, and administrative expense for the three months ended September 30, 2009 and 2008, respectively.  Stock compensation expense under SFAS 123R was $562,387 and $648,969 during the nine months ended September 30, 2009 and 2008, respectively.  Of these totals $116,751 and $129,527 were classified as research and development expense and $446,636 and $519,442 were classified as selling, general, and administrative expense during the nine months ended September 30, 2009 and 2008, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 150,000 and 2,856,500 shares issued during the nine months ended September 30, 2009 and 2008, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $17,603 and $949,299, with the following weighted-average assumptions.

	For the three months ended September 30,		For the Nine months ended September 30,
Assumptions	2009	2008	2009	2008

Risk-free rate	None granted	2.70-3.00%	1.90%	2.57-3.67%
Annual rate of dividends		0%	0%	0%
Volatility		111-115%	107.8%	111-131%
Average life		5 years	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of September 30, 2009 and changes during the nine months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2009	7,420,950	$0.67
Granted	150,000	$0.15
Exercised	-	$-
Forfeited	(569,000)	$0.43
Outstanding at September 30, 2009	7,001,950	$0.68	7.0
Exercisable at September 30, 2009	3,941,497	$0.69	6.0

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2009 and 2008 were $0.12 and $0.33, respectively.   No options were exercised during the nine months ended September 30, 2009.

As of September 30, 2009, there was $707,733 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

At September 30, 2009, 899,800 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

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

Note 7- Major Customers

Revenue from three customers comprised 78% and revenue from two customers comprised 88% of consolidated revenues for the three months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, related accounts receivable of $11,928 from these customers comprised 23% of consolidated receivables.

Revenue from  three customers comprised 71% and revenue from two customers comprised 83% of consolidated revenues for the nine months ended September 30, 2009 and 2008, respectively.

Note 8 – Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions, LLC (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  In accordance with the purchase agreement, 100,000 shares of the Company’s common stock were issued to IDS on November 22, 2008 and the final issuance of 100,000 shares is due on November 22, 2009.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  During the nine months ended September 30, 2009, the Company recorded an impairment charge of $18,499 to reduce the value of the intangible to the amount of gross profit anticipated in the remainder of 2009 on sales of the Company’s Curiax Arraigner software from previously received purchase orders.  The charge during the nine months ended September 30, 2009 equaled the approximate gross profit on the revenue recorded for a Curiax Arraigner sale made during the nine months ended September 30, 2009.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.  Amortization during the nine months ended September 30, 2008 totaled $7,428.  No impairment charge occurred during the three months ended September 30, 2009.

Note 9 – Derivatives

In September 2008, the FASB finalized Update ASC 815-40, “Derivatives and Hedging”, “Contracts in an Entity’s Own Equity”.  Under the update, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent in 2004 (“Placement Agent Warrants”) and the placement agent and investors in 2005 (“2005 Warrants”) do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  The 2004 Placement Agent Warrants expired on various dates during the nine months ended September 30, 2009 and none were outstanding on that date.  Also, convertible notes and warrants issued to investors in a private placement of convertible notes and warrants on May 29, 2009 (“2009 Warrants”) do not contain fixed settlement provisions.  See Note 11.   In accordance with the update, the Placement Agent Warrants and 2005 Warrants have been re-characterized as derivative liabilities and the 2009 Warrants classified as derivative liabilities. The update requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Derivative Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2009	January 1, 2009	Date of Issuance
Placement Agent Warrants:
Risk-free rate	-	0.37%	3.38-3.97%
Annual rate of dividends	-	0	0
Volatility	-	109.9%	169-171%
Weighted Average life (years)	-	0.3	5

2005 Warrants:
Risk-free rate	0.40%	0.76%	3.98%
Annual rate of dividends	0	0	0
Volatility	91.0%	109.9%	134.3%
Weighted Average life (years)	0.8	1.5	5

2009 Warrants:
Risk-free rate	2.31%	-	2.34%
Annual rate of dividends	0	-	0
Volatility	91.0%	-	108.8%
Weighted Average life (years)	4.7	-	5.0

Fair Value	$380,188	$110,663	$2,161,141

The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

ASC 815-40 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. At January 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in additional accumulated deficit by $1,599,708. The difference was recorded as derivative liability for $110,663. At September 30, 2009, the derivative liability associated with the Placement Agent Warrants and 2005 Warrants were revalued, the $88,497 decrease in the derivative liability at September 30, 2009 is included as other income in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2009.  The fair value of the 2009 Warrants was estimated at $350,030 at the date of issuance and this amount was classified as a derivative liability.  The 2009 Warrants were revalued as of September 30, 2009 and the $194,253 decrease in the value of the derivative liability is included as other income in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2009.

Note 10 - Fair Value Measurement

Valuation Hierarchy

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$380,188	$-	$-	$380,188

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$(662,939)	$-	$(110,663)	$-
Net unrealized gain on derivative financial instruments	282,751	-	181,245	-
New derivative liabilities issued	-		(450,770)
Ending balance	$(380,188)	$-	$(380,188)	$-

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

  The net proceeds of $537,329 from this offering will be used for working capital and general corporate purposes.  Important terms of the Master Note include:

•
The Master Note bears interest at the rate of 22% per annum, is payable Nine months from the issue date (“Maturity Date”) and can be pre-paid at any time.  Accrued interest is payable in cash on the Maturity Date.

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

The fair value of the warrants, $450,770, was classified as a discount on the notes payable issued on May 29, 2009.  This amount will be amortized over the life of the convertible notes and $224,167 and $304,575 was amortized as a financing expense during the three and nine months ended September 30, 2009.  $31,177 and $42,361 of interest payable was accrued during the three and nine months ended September 30, 2009.

Note 12 – Subsequent Event

On October 23, 2009, the Company assigned ownership of its Simtrol Visitor™ and Simtrol Scheduler™ software (“Software”) to Strike Industries, Inc., a Florida corporation, (“Strike”) granting Strike the right to modify, advertise, promote, market, and license the software in exchange for $100,000 cash and a $400,000 note payable with the following terms:

•	60 month-term
•	6% simple interest calculated on an annual basis
•	Minimum payment of $6,000 per quarter
•	Note secured by the Software

Simtrol will be due a software royalty for sales of Visitor and Scheduler as follows:

Until the note is fully paid, the royalty will be 45% of net Software revenues earned by Strike.  Upon payment in full of the note, the royalty will be 10% of net Software revenues.

In the event that the Strike sells, assigns or otherwise liquidates the Software, derivative works or other applications utilizing the Company’s Device ManagerTM software, the Company will receive 10% of the proceeds resulting from such an event.

On November 6, 2009, the Company received notification of a compliant draw on its standby letter of credit from its landlord on its office space lease totaling $53,476, representing the past due rent on the office space for the four months of August through November 2009, including late fees.  The funds were withdrawn, without penalty, from the restricted certificate of deposit collateralizing the standby letter of credit on November 9, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. We follow the guidance ASC 605-10-599 for revenue recognition.  We adhere strictly to the criteria outlined in ASC 605-10-599, which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of our revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  We recognize revenue from Device ManagerTM software sales upon shipment as we sell the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

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

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $18,000 in the nine months ended September 30, 2009 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the nine months ended September 30, 2008.  See Note 8 to our condensed consolidated financial statements.

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

FINANCIAL CONDITION

During the nine months ended September 30, 2009, total current assets decreased approximately 84% to $191,650 from $1,235,841 at December 31, 2008.  The decrease in assets was primarily due to the approximate $1,424,000 cash used to fund operations during the period.

Total current liabilities increased $566,474 or 204%, due primarily to the issuance of convertible notes payable on May 29, 2009 in a financing transaction as well as increases in accounts payable and accrued expenses during the period.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty. The Company needs to raise additional working capital during the fourth quarter 2009 or early in 2010 to fund ongoing operations and growth and has commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of convertible notes on May 29, 2009.   The Company can raise up to $1.5 million in the private placement under the current terms if market conditions allow.  No assurance can be given that the Company will be successful in raising this capital and, in order to reduce cash used from operations, the Company has terminated and furloughed employees as well as reducing salaries of all personnel by 50% effective August 14, 2009.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Revenues

Revenues were $106,940 and $120,575 for the three months ended September 30, 2009 and 2008, respectively.  The decreased revenues of $13,635 during the current year were due primarily to decreased software license revenues of $41,854, as we recognized our first license revenues from our video visitation software during the three months ended September 30, 2008.  The increased service revenue of $28,219 in the current period was due primarily to programming service revenue from three customers for which the Company provided outsourced software development services, in order to reduce the Company’s cash used from operations.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus.

Cost of Revenues and Gross Profit

Cost of revenues increased $9,249, or 40%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to the increased service revenues during the current period, as these revenues have lower gross margins than software license sales.

Gross margins were approximately 70% and 81% for each of the three months ended September 30, 2009 and 2008, respectively.  The lower margins during the current period are due to the higher mix of lower margin service sales during the current period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $351,904 and $659,741 for the three months ended September 30, 2009 and 2008, respectively. The decrease in the expenses for three-month period ended September 30, 2009 resulted primarily from decreased headcount as the Company reduced headcount during the quarter and also reduced the salaries of personnel 50% on August 14, 2009 in order to reduce cash used from operations. Additionally, professional fees related to the payments made to Triton Value Partners in cash and common stock in the prior year (see Note 5 to the unaudited condensed consolidated financial statements) were not incurred during the three months ended September 30, 2009.  Total expense recorded during the three months ended September 30, 2009 and 2008 for common stock payments made to Triton per the terms of the consulting agreement were $0 and $34,977, respectively, and cash expenses were $0 and $30,000 for the corresponding periods, as Triton’s 24-month agreement expired in January 2009.  The decrease was due to the Company’s lower stock price during the current year.

During the three months ended September 30, 2009 and 2008, respectively, stock-based compensation of $111,542 and $163,600 was included in selling, general, and administrative expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period. The lower current period amortization is due primarily to the lower number of options vesting during the current period compared to the prior period.

Research and Development Expenses

Research and development costs were $186,330 and $263,818 for the three months ended September 30, 2009 and 2008, respectively.  The decrease in expense during the current year was due primarily to 50% reduction in salaries implemented during the current period as well as lower stock-based compensation and outsourced development costs as the Company has attempted to reduce cash used from operations.  During the three months ended September 30, 2009 and 2008, we did not capitalize any software development costs related to new products under development.

During the three months ended September 30, 2009 and 2008, respectively, stock-based compensation of $26,158 and $41,801was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other income/(expense) of $11,446 during the three months ended September 30, 2009 consisted primarily of a $282,571 gain on our derivative liabilities during the period, offset primarily by $224,167 to record amortization of the fair value of warrants issued to noteholders in our May 29, 2009 private placement of convertible notes payable and warrants.  The gain on derivative liabilities during the period was due primarily to the decrease in our stock price from $0.28 at June 30, 2009 to $0.20 at September 30, 2009 as well as the expiration of the remaining 2004 Placement Agent Warrants during the period, as well as the shorter remaining outstanding term for the 2005 and 2009 Warrants.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the three months ended September 30, 2009 was $452,456 compared to a net loss of $821,740 for the three months ended September 30, 2008.  The decrease in net loss was due primarily to lower operating expenses due to aggressive efforts to reduce cash used from operating activities during the current year.  Net loss attributable to common stockholders of $1,497,500 for the three months ended September 30, 2008 included $675,760 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on September 30, 2008.  See note 6 to the condensed consolidated financial statements.

Nine Months Ended September 30, 2009 and 2008

Revenues

Revenues were $378,329 and $211,355 for the nine months ended September 30, 2009 and 2008, respectively. The 79% increase in revenues earned during the nine months ended September 30, 2009 were primarily due to increased programming service revenues to multiple customers and hardware revenues in conjunction with a sale of our judicial software at one county.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues increased $96,253, or 190%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due primarily to hardware costs associated with the Curiax Arraigner and Court Recording sales above as these sales involved a higher mix of hardware revenues.

Gross margins were approximately 61% and 76% for the nine months ended September 30, 2009 and 2008, respectively.  Lower margins during the current period resulted primarily from a higher mix of lower margin hardware and programming service sales during the current year.  We began earning revenue during the current year from outsourced software development that we provided for new customers, in order to reduce our cash used from operations, and these revenues carry lower margins than software license revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,726,183 and $2,282,208 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in the nine-month period ended September 30, 2009 compared to the similar period in 2008 resulted primarily from lower headcount, lower salary expense due to salary reductions, and lower overhead during the current year as well as separation costs of approximately $53,000 accrued in conjunction  with the termination of our former Chief Executive Officer in 2008.  Lower stock payments of approximately $116,000 resulted from the expiration of the 24-month consulting agreement with Triton Value Partners in January 2009.

During the nine months ended September 30, 2009 and 2008, respectively, stock-based compensation of $446,636 and $519,442 was included in selling, general, and administrative expenses to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Research and Development Expenses

 Research and development expenses were $787,203 in the nine months ended September 30, 2009 and $907,280 in the nine months ended September 30, 2008.  The decrease in expense was due mainly to the higher use of third-party development personnel during 2008, reductions in salaries during the current year, as well as lower stock-based compensation.

During the nine months ended September 30, 2009 and 2008, respectively, stock-based compensation of $116,751 and $129,527 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Other Income/(Expense)

Other expense during the nine months ended September 30, 2009 of $179,032 consisted primarily $304,575 recorded to amortize the fair value of warrants issued to convertible noteholders in a financing transaction on May 29, 2009, partially offset by a gain of $181,245 recorded on our derivative liabilities.

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

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the nine months ended September 30, 2009 was $2,461,112 compared to a net loss of $3,648,282 for the nine months ended September 30, 2008. The lower loss during the current period was due primarily to lower operating expenses during the current year due to attempts to lower our cash used from operations as well as greater financing costs incurred during the nine months ended September 30, 2008 in conjunction with our notes payable financing in January 2008.  Additionally, we recorded gains on derivative liabilities totaling $181,245 during the current year due primarily to the expiration of certain warrants classified as derivatives as well as due to lower remaining terms of our derivative liabilities.  Net loss attributable to common stockholders of $2,820,450 included $359,338 to record the value of common stock dividends paid to Series A, B, and C Convertible Preferred Stock holders on June 30, 2009.  Net loss attributable to common stockholders of $5,898,248 included $274,368 to record the value of common stock dividends paid on June 30, 2008 to Series A and Series B Convertible Preferred Stock holders and $1,975,598 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued on June 30 and  September 26, 2008.  See note 6 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to continuing losses during the nine months ended September 30, 2009 of $2,461,112, cash used in operating activities amounted to $1,423,573 during the nine months ended September 30, 2009, and an accumulated deficit of $80.4 million at September 30, 2009, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about our ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations. Historically, we have relied on private placement issuances of equity and debt.  We need to raise additional working capital during the fourth quarter of 2009 or early 2010 to fund our ongoing operations and growth. We have commenced efforts to raise additional capital through a private placement of debt securities and warrants and issued $562,250 of convertible notes on May 29, 2009. We can raise up to $1.5 million in the private placement under the current terms if market conditions allow.  No assurance can be given that we will be successful in raising this capital and we have significantly reduced our cash used from operating activities by reducing salaries of all employees by 50% effective August 14, 2009.    Additionally, we began performing outsourced software development activities during the three months ended September 30, 2009 in order to further reduce our cash used from operations.  If we successfully raise additional capital through the issuance of debt, this will increase our interest expense and the warrants will dilute our existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

As of September 30, 2009, we had cash and cash equivalents of $92,537.  We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM and CuriaxTM product lines.  This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

We used $1,423,573 in cash from operating activities during the nine months ended September 30, 2009 due primarily to our net loss during the period of $2,461,112.  We used $2,139,456 in cash from operating activities during the nine months ended September 30, 2008 due primarily to our net loss during the period of $3,648,282.  The decrease in cash used during the current period was due primarily to the higher revenues and lower operating expenses during the current period as we attempted to reduce operating expenses to reduce cash use.  Cash used from operations totaled approximately $257,000 in the three months ended September 30, 2009, compared to approximately $596,000 and $571,000 used in the first two quarters of 2009, respectively.  Cash received during the nine months ended September 2009 included approximately $537,000 net proceeds from the issuance of convertible notes payable and warrants to purchase our common stock.  Cash received from financing activities during the nine months ended September 30, 2008 included the $1,500,000 of convertible notes payable issued less approximately $5,000 of deferred financing costs incurred during the period and we raised an additional $1,053,153 from the equity offering on June 30, 2008 and $1,373,000 (net of offering costs) on September 26, 2008. During the nine months ended September 30, 2009 and 2008, respectively, we used $18,267 and $28,318 in investing activities primarily to purchase new computer equipment.

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

The Company expects to spend less than $5,000 for capital expenditures for the remainder of fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2009.

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

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009, the effectiveness of the design and operation of our disclosure controls and procedures. In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the changes and enhancements in our control environment, as described below, that we have implemented prior to December 31, 2008, that remedied our previously disclosed material weaknesses.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company implemented additional procedures at December 31, 2008, regarding the review and preparation of the accounting related to complex accounting principles and the Company’s reports.  On an as-needed basis, the Company will use outside consultants to assist in the preparation of the Company’s financial accounting records and financial reports.  No such assistance was deemed to be required as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIMTROL, INC.

Date: November 10, 2009	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)