Form 10-K
period 2009-12-31
SIMTROL INC
filed 2010-03-26
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on June 30, 2009 as reported on the Over the Counter Bulletin Board was approximately $3,364,369.

As of March 25, 2010, there were 13,800,887 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2010, into Part III of this Form 10-K to the extent stated herein.

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

Recent Developments

Funding of Operations

We require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM (formerly named ONGOER®) product line.  On January 23, 2008, we completed the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008.  We raised an additional $1,027,264 from the equity offering on that date and an additional $1,373,570 (net of offering costs) on September 26, 2008. We used the proceeds of the convertible notes and convertible preferred stock private placements for working capital purposes.  We also raised an additional $562,250 from a private placement of convertible notes payable and warrants on May 29, 2009, and $100,000 during the first quarter of 2010.  We will require additional funding to fund our development and operating activities during the second quarter 2010 and are currently attempting to raise an additional $1.0 million to $2.0 million in debt and/or equity financing to continue our efforts to gain end user acceptance of our software. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected.

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

On October 23, 2009, we assigned ownership of our Simtrol Visitor™ and Simtrol Scheduler™ software to Strike Industries, Inc., a Florida corporation, (“Strike”) granting Strike the right to modify, advertise, promote, market, and license the software in exchange for $100,000 cash and a $400,000 note payable.

Upon payment in full of the note, the royalty will be 10% in perpetuity of net software revenues and will be classified as software license revenue by Simtrol.  Per terms of the agreement, payments on the note/royalties are due on a quarterly basis.

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

Research and Development

Our product engineering, including our costs associated with design and configuration of fully developed systems for particular customer applications, is accounted for in our financial statements as research and development expenses. During the year ended December 31, 2009 our expenditures for research and development of new products or new components for our Device Manager and Curiax products totaled $909,329, a decrease of 27% from the total expenditures of $1,250,209 in 2008.  Our decreased expenses from 2008 to 2009 resulted primarily from personnel and salary reductions incurred during 2009 to reduce our cash used from operations.  Our research and development efforts have concentrated on expanding the control and monitoring aspects of our software as well as improving user interfaces to facilitate ease of use of our software.  Due to current capital resource constraints and concentration of our efforts on gaining wider adoption of our software by end users, we anticipate these expenses decreasing further in 2010.

Employees

As of December 31, 2009, we employed eleven persons full time, including two executive officers. Of the full-time employees who were not executive officers, four were engaged in research and development and operations, four in sales and service, and one in information systems. Employee relations are considered good and we have no collective bargaining contracts covering any of our employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

We maintain our executive and sales offices in 10,000 square feet of leased office space in Norcross, Georgia, under a 60-month lease which expires in October 2012.  Current monthly rent is approximately $12,200 including common area maintenance charges, taxes, and insurance.

We believe that our current facilities are adequate for our current requirements.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 30, 2009, the stockholders of Company held an annual meeting of stockholders.  The following items were voted upon at the meeting:

1)       Elect three directors to serve for a term of one year and until their successors are elected and qualified:

The nominees and their vote totals:
	For	Withheld
Dallas S. Clement	19,302,621	58,247
Lee D. Wilder	19,302,621	58,247
Oliver M. Cooper III	19,302,606	58,262

2)       To approve an increase in the authorized number of common shares from 100,000,000 to 400,000,000:

For	20,830,477
Against	171,069
Abstain	26

3)       To approve an increase in the authorized number of preferred shares from 800,000 to 10,000,000:

For	20,725,751
Against	275,821

4)       To approve an amendment to the Company’s 2002 equity incentive plan to increase the number of shares of common stock that may be issued under the plan, to a maximum of 25,000,000 shares:

For	17,686,735
Against	210,388
Abstain	3,104,449

5)       To ratify the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	20,952,023
Against	33,739
Abstain	15,810

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

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter	$0.95	$0.60
Second Quarter	0.65	0.21
Third Quarter	0.65	0.36
Fourth Quarter	0.43	0.18

FISCAL YEAR ENDED DECEMBER 31, 2009
First Quarter	$0.25	$0.12
Second Quarter	0.29	0.14
Third Quarter	0.28	0.10
Fourth Quarter	0.20	0.07

As of March 25, 2010, there were approximately 293 holders of record and approximately 2,500 beneficial holders of our Common Stock.

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

The following table provides information as of December 31, 2009 regarding the Company’s compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	6,984,700	$0.67	18,007,050
Equity compensation plans not approved by security holders	27,403,891	$0.38	-
Total	34,388,591	$0.44	18,007,050

See Note 12 to the consolidated financial statements for a description of the Company's 2002 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On December 31, 2009, we issued 26,250 shares of Common Stock to three members of our Board of Directors in lieu of cash fees for attendance at Board meetings during the three months ended December 31, 2009.  The offer and sale of the shares were exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Rule 506 and Section 4(2) of the Act.  In connection with the sales, we did not conduct any general solicitation or advertising, and we complied with the requirements of Regulation D relating to the restrictions on the transferability of the shares issued.

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

Overview

Due to continuing losses and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about our ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations. Historically, we have relied on private placement issuances of equity and debt.  As of December 31, 2009, we had cash and cash equivalents totaling $18,596 and negative working capital of $822,188.  Since inception, we have not achieved a sufficient level of revenue to support our business and incurred a net loss of $2,674,165 and used net cash of $1,551,226 in operating activities during 2009. We will require additional funding to fund our development and operating activities during the first quarter 2010 and we issued an additional $100,000 of notes payable during February 2010, in addition to exchanging all outstanding notes payable and accrued and unpaid interest totaling $646,295 previously issued on May 29, 2009.  See note 16.  We have reduced headcount and reduced the salaries of all employees by 50% effective August 14, 2009 in order to reduce cash used in operations.  We raised additional capital through a private placement of debt securities and warrants and issued $562,250 of these securities on May 29, 2009 (see Note 6).  The private placement memorandum allows us to raise a maximum of $1.5 million at the current terms.  No assurance can be given that we will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and stockholders could lose their entire investment in our company.

Even if we obtain additional equity capital, we may not be able to execute our current business plan and fund business operations for the period necessary to achieve positive cash flow.  In such case, we might exhaust our capital and be forced to reduce expenses and cash burn to a material extent, which would impair our ability to achieve our business plan.  If we run out of available capital, it might be required to pursue highly dilutive equity or debt issuances to finance its business in a difficult and hostile market, including possible equity financings at a price per share that might be much lower than the per share price invested by current shareholders.  No assurance can be given that any source of additional cash would be available to us.  If no source of additional cash is available to us, then we would be forced to significantly reduce the scope of our operations or possibly seek court protection from creditors or cease business operations altogether.

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

LIQUIDITY AND SOURCES OF CAPITAL

We used $1,551,226 in cash from operating activities in 2009, primarily due to our loss of $2,674,165 during 2009, and we used $3,143,747 in cash from operating activities in 2008, primarily due to our loss of $4,879,582 during 2008.  Our cash used from operations decreased during 2009 primarily due to measures we undertook to reduce our cash used from operations, including terminating employees and reducing the salaries of all employees by 50% effective August 14, 2009.  Until we significantly increase revenues, we anticipate that we will continue to operate with reduced salaries for employees and minimal headcount.

During 2009 we received $35,444 from investing activities, as we used $18,267 to purchase new computer equipment while we received proceeds of $53,711 from the partial redemption of a certificate of deposit in order to satisfy past due rent obligations under our office lease.  During 2008 we used $11,418 in investing activities, primarily due to purchases of new computer equipment of $35,924, offset partially by proceeds from the partial redemption of a certificate of deposit of $24,506.  During 2007, we delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default.  Also, we were required to collateralize the letter of credit with a $100,000 one-year certificate of deposit.  In 2008, the letter of credit amount was reduced to $80,000 per the terms of the lease and we collateralized the letter of credit with an $80,000 certificate of deposit. We also issued $26,000 and $26,000 in 2009 and 2008, respectively, (100,000 shares each period) of our common stock in conjunction with the acquisition of the remaining 50% interest in a joint venture that we did not previously own (see Note 11 to the consolidated financial statements).  No additional shares are due under the purchase agreement.  Cash received from financing activities during 2009 included the sale of $562,250 of convertible notes payable in a private placement. These notes were then exchanged for new notes payable and an additional $100,000 of notes payable were issued in February 2010.  See note 17 to our financial statements.  Cash received from financing activities during 2008 included the sale of $1,500,000 of convertible notes payable in a private placement. These notes and $72,750 of accrued interest were exchanged into Series C Convertible Preferred Stock in connection with a private placement on June 30, 2008.  We raised an additional $1,027,264 (net of offering costs) from the equity offering on that date and an additional $1,373,570 (net of offering costs) on September 26, 2008.  See Notes 6 and 7 to our consolidated financial statements.

We currently require substantial amounts of capital to fund current operations, continue product development, and to try to gain market acceptance of our Device ManagerTM and CuriaxTM product lines.  We will likely require additional funding to fund our development and operating activities during the 2010 and are currently attempting to raise up to $1.5 million in debt and/or equity financing to continue our efforts to gain end user acceptance of our software. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us.  Also, anti-dilution provisions of our existing Series A, B, and C Convertible Preferred stock resulted in dilution to existing common shareholders in conjunction with the transaction.  If we are unable to obtain additional funding, our business, financial condition and results of operations would be adversely affected. We used the proceeds of our private placements primarily for operating activities.  See note 17 to our financial statements.

Our total assets decreased approximately 87% to $191,855 at December 31, 2009 from $1,457,152 at December 31, 2008. The decrease in assets was primarily due to the cash used to fund operations during the period.

Current liabilities increased $638,150, or 230%, due primarily to the issuance of $562,250 in convertible notes payable on May 29, 2009, to fund operations.  See note 6 to our consolidated financial statements.

We expect to spend less than $50,000 on capital expenditures in 2010.

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

•
Capitalized software and research and development costs. Our policy on capitalized software and research and development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether research and development costs meet the criteria for immediate expense or capitalization. We did not capitalize any software and research and development costs during either 2009 or 2008 and all assets were previously fully amortized.  Our research and development efforts during 2008 and 2009 primarily involved product improvements to our Device Manager and Video Visitation products to improve their functionality and ease of use for end users.

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $18,000 in 2009 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  An impairment of approximately $77,000 was recorded in 2008.  See Note 11 to our consolidated financial statements.

•
Derivative Financial Instruments.  We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks and we evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 9 to our consolidated financial statements.

•
Stock-Based Compensation.  Stock option awards are granted with an exercise price equal to or greater than the market price of our stock on the date of the grant in accordance with the our 2002 Equity Incentive Plan.  The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees. We implemented ASC 718, “Compensation-Stock Compensation.”   The statement requires companies to expense the value of employee stock options and similar awards. Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  We use historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.

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

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Update to ASC 820, Fair Value Measurements and Disclosures 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC 820. This update clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This update is effective for the interim period beginning October 1, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40) (formerly EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This update requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of ASC 815, Derivatives and Hedging (ASC 815) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company adopted the updates to ASC 815-40 effective January 1, 2009. The Company evaluated its financial instruments and embedded instrument features and determined that the accounting for certain previously issued financial instruments are impacted by the provisions of this update to ASC 815. Accordingly, the adoption of this new update had a material effect on the Company’s consolidated results of operations and financial position. (See Note 14 “Derivatives” for further details)

In June 2009, the FASB issued ASC 810 “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on December 31, 2010. The Company is currently evaluating the impact this statement may have on its consolidated results of operations and financial condition and does not expect the impact, if any, to be material.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC  855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for the Company on October 1, 2009 and did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Results of Operations

Revenues

Revenues were $590,685 and $294,695 in 2009 and 2008, respectively. The 100% increase in revenues from 2008 to 2009 was primarily due to increased programming service revenues to multiple customers and hardware revenues in conjunction with a sale of our judicial software at one county.  2009 revenues also included $100,000 cash received from the assignment of our Visitor software to Strike Industries in the sale of this technology.  See note 16 to our accompanying consolidated financial statements.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

We anticipate significantly increased revenues during 2010 due to our sales and product development efforts in 2009 that resulted in our partnership with Promethean in 2008 and installation of our software in classrooms in 2009.  Also, we anticipate higher revenues during 2010 from installation of our software in a customer’s hospital operating room technology product.

Cost of Revenues and Gross Profit

Gross profit as a percentage of revenues was approximately 68% and 81% in 2009 and 2008, respectively.  Lower margins during the current period resulted primarily from a higher mix of lower margin hardware and programming service sales during the current year.  We began earning revenue during the current year from outsourced software development that we provided for new customers, in order to reduce our cash used from operations, and these revenues carry lower margins than software license revenues.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $2,041,064 and $3,257,486 for 2009 and 2008, respectively. The decrease in 2009 compared to 2008 resulted primarily from lower headcount and lower payroll expenses due to salary reductions, reduced stock-based compensation of approximately $230,000 during the current year due to lower vesting options during the year.  We also reduced other selling, general, and administrative expenses in our efforts to reduce cash used from operations in 2009, and incurred separation costs of approximately $53,000 accrued in conjunction with the termination of our former Chief Executive Officer in 2008.  Lower stock payments of approximately $136,000 resulted from the expiration of the 24-month consulting agreement with Triton Value Partners in January 2009.  We anticipate that we will continue to attempt to reduce selling, general, and administrative costs due to cash constraints and the inability to raise sufficient capital.

Research and Development Expenses

We charge research and development costs to expense as incurred until technological feasibility of a software product has been established. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. These expensed costs were $909,329 and $1,250,209 for 2009 and 2008, respectively.  The decrease in expense was due primarily to salary and personnel reductions as well as lower use of third-party development personnel and outsourced software development services during the current period.  Due to current capital resource constraints and concentration of our efforts on gaining wider adoption of our software by end users, we do not anticipate an increase in research and development expenses during 2010.

Other income/(expense)

Other expense during, 2009 of $124,598 consisted primarily $532,608 recorded to amortize the fair value of warrants issued to convertible noteholders in a financing transaction on May 29, 2009, $73,539 in accrued interest on the convertible notes, and amortized note offering costs of $31,533, partially offset by a gain of $506,522 recorded on our derivative liabilities.

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

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for 2009 was $2,674,165 compared to a net loss of $4,879,582 for 2008.  Operating expenses decreased by $1,557,302 during the current year due primarily to lower payroll costs of approximately $516,000, lower stock-based compensation of approximately $269,000 due to the lower number of options vesting during the current year, and lower stock based payment for services during the current year.  Additionally, we recorded approximately $507,000 in derivative gains during the current year due to the lower outstanding number of warrants classified as derivative liabilities at December 31, 2009, as well as the drop in our stock price from $0.28 at the beginning of the year to $0.08 at year end.

Net loss attributable to common stockholders of $3,136,171 and $7,366,588 for 2009 and 2008, respectively, included $462,006 and $511,408 to record the value of preferred stock dividends paid in the form of common stock on June 30 and December 31 each year to Convertible Preferred Stock holders and $1,975,598 to record the deemed preferred dividend on the Series C Convertible Preferred Stock issued in 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page 30 of this Annual Report on Form 10-K.

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

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009, the effectiveness of the design and operation of our disclosure controls and procedures. In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the changes and enhancements in our control environment, as described below, that we have implemented prior to December 31, 2008, that remedied our previously disclosed material weaknesses.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company implemented additional procedures at December 31, 2008, regarding the review and preparation of the accounting related to complex accounting principles and the Company’s reports.  On an as-needed basis, the Company will use outside consultants to assist in the preparation of the Company’s financial accounting records and financial reports.  No such assistance was deemed to be required as of December 31, 2009.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(15(f)) under the Securities Exchange Act of 1934, as amended).  Our management including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009 the effectiveness of our internal control over financial reporting using the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurances regarding reliability of financial reporting, for the reasons set forth above in “- Evaluation of Disclosure Controls and Procedures.”

Changes in Internal Control Over Financial Reporting

Other than what has been disclosed above, there have been no significant changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANACE

The information required by this Item is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2010, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be presented in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2010, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be presented in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be presented in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the SEC on or about April 30, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has engaged Marcum LLP as the Company’s independent registered public accounting firm to review and audit the Company’s financial statements for the year ended December 31, 2009.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services amounted to $140,958 and $108,707 for the audits of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, respectively, which services includes the cost of the reviews of the Company’s condensed consolidated financial statements included in the Company’s Forms 10-Q for 2009 and 2008.

Audit-Related Fees.  There were no fees charged during 2009 and 2008 for audit-related services.

Tax Fees.  No tax compliance, tax advice, or tax planning services were provided to the Company by Marcum LLP during 2009 or 2008.

All Other Fees.  There were no fees charged during 2009 and 2008 for other services.

All fees paid to Marcum LLP were, and will continue to be, approved by the audit committee in accordance with our audit committee charter prior to commencement of work.

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

Exhibit No.	Description of Exhibit

*3.1	Certificate of Incorporation of the Company, as amended through March 8, 2007 (2006 10-KSB)

*3.2	Amended Bylaws of the Company as presently in use (S-18 No. 2, Exhibit 3.2)

4.1	Certificate of Incorporation of the Company, as amended (filed herewith as Exhibit 3.1)

4.2	Amended Bylaws of the Company as presently in use (filed herewith as Exhibit 3.2)

*10.3	1991 Stock Option Plan (S-18 No. 3, Exhibit 10.1(a))

*10.3.1	Amendment No. 1 to 1991 Stock Option Plan (1993 10-K)

*10.3.2	Amendment No. 2 to 1991 Stock Option Plan (S-1)

*10.3.3	Amendment No. 3 to 1991 Stock Option Plan (S-1)

*10.3.4	Amendment No. 4 to 1991 Stock Option Plan (Option Plan S-8, Exhibit 4.5)

*10.3.5	Amendment No. 5 to 1991 Stock Option Plan (1998 10-K/A, Exhibit 10.3.5)

*10.4	2002 Equity Incentive Plan (2002 Proxy Statement)

*10.5	2002 Equity Incentive Plan Form S-8 (Option Plan S-8)

* 10.6	Technology License Agreement between ACIS, Inc. and the Company dated March 5, 2009 (March 12, 2009 8-K)

*10.9	Triton Value Partners Engagement Agreement dated January 31, 2007 (2006 10-KSB)

21.1	Subsidiaries of the Company

23.1	Consent of Marcum LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1(1)	Section 1350 Certifications

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

SIMTROL, INC.

	By:	/s/ Oliver M. Cooper, III
Date: March 26, 2010		Oliver M. Cooper, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	March 26, 2010
Dallas S. Clement

/s/ Oliver M. Cooper, III	Chief Executive Officer	March 26, 2010
Oliver M. Cooper, III	(Principal Executive Officer)

/s/ Stephen N. Samp	Chief Financial Officer	March 26, 2010
Stephen N. Samp	(Principal Financial and
Accounting Officer)

/s/ Lee D. Wilder	Director	March 26, 2010
Lee D. Wilder

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Simtrol, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Simtrol, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity/(deficiency) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simtrol, Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, at December 31, 2009, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt and equity instruments (Note 14) effective January 1, 2009.

/s/ Marcum LLP

New York, New York
March 26, 2010

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$18,596	$997,048
Accounts receivable	30,549	80,015
Inventory	19,128	28,905
Prepaid expenses and other assets	20,173	129,873
Interest receivable	4,603	-
Total current assets	93,049	1,235,841

Certificate of deposit-restricted	29,911	81,126
Property and equipment, net	60,176	101,509
Right to license intellectual property, net	8,719	27,218
Note receivable, net of $400,000 deferred in 2009	-	-
Other assets	-	11,458
Total assets	$191,855	$1,457,152

LIABILITIES AND STOCKHOLDERS’(DEFICIT)/EQUITY
Current liabilities
Accounts payable	$222,457	$188,064
Accrued expenses	100,374	43,505
Deferred revenue	29,638	19,518
Common stock to be issued	-	26,000
Derivative liabilities	518	-
Notes payable, net	562,250	-
Total current liabilities	915,237	277,087

Derivative liabilities	136,231	-
Deferred rent payable	20,459	20,551
Total liabilities	1,071,927	297,638
Commitments and contingencies
Stockholders' (Deficit)/Equity:
Preferred stock, $.00025 par value; 10,000,000 shares authorized;
Series A Convertible: 770,000 shares designated; 672,664 and 688,664 outstanding; liquidation values of $2,017,992 and $2,065,992	167	171
Series B Convertible: 4,700 shares designated; 4,264 and 4,285 outstanding; liquidation values of $3,198,000 and $3,213,750	1	1
Series C Convertible: 7,900 shares designated; 5,534 outstanding; liquidation value of $4,150,000	14	14
Common stock, 400,000,000 shares authorized; $.001 par value; 13,725,921 and 10,783,882 issued and outstanding	13,726	10,784
Additional paid-in capital	79,832,011	80,338,073
Accumulated deficit	(80,725,991)	(79,189,529)
Total stockholders' (deficit)/equity	(880,072)	1,159,514
Total liabilities and stockholders’ (deficit)/ equity	$191,855	$1,457,152

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Revenues
Software licenses	$210,567	$161,983
Service and hardware	380,118	132,712
Total revenues	590,685	294,695
Cost of revenues
Software licenses	3,800	2,895
Service and hardware	186,059	52,425
Total cost of revenues	189,859	55,320
Gross profit	400,826	239,375

Operating expenses
Selling, general and administrative	2,041,064	3,257,486
Research and development	909,329	1,250,209

Total operating expenses	2,950,393	4,507,695

Loss from operations	(2,549,567)	(4,268,320)

Other income/(expenses)
Amortization of debt discount-warrant fair value	(532,608)	(266,038)
Amortization of beneficial conversion of notes payable	-	(266,038)
Amortization of debt issuance costs	(31,533)	(21,579)
Interest income	15,602	23,439
Interest expense	(82,581)	(81,046)
Gain on derivative liabilities	506,522	-
Total other expense	(124,598)	(611,262)

Net loss	(2,674,165)	(4,879,582)
Dividends on convertible preferred stock paid in common stock	(462,006)	(511,408)
Deemed preferred dividend on convertible preferred stock	-	(1,975,598)
Net loss attributable to common stockholders	$(3,136,171)	$(7,366,588)
Net loss per common share attributable to common stockholders-basic and diluted	$(0.27)	$(0.85)

Weighted average number of common shares outstanding	11,578,517	8,696,718

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
For the Years Ended December 31, 2009 and 2008

	Preferred Stock		Common stock		Additional
	Number of		Number of		Paid-in	Accumulated
	Shares	Par value	Shares	Par value	capital	deficit	Total

Balance, January 1, 2008	733,364	183	7,314,371	7,314	72,119,986	(71,822,940)	304,543

Net Loss						(4,879,582)	(4,879,582)
Issuance of Series C Preferred Stock	5,534	14			3,973,571		3,973,585
Conversion of Series A Preferred Stock	(40,000)	(10)	160,000	160	(150)		-
Conversion of Series B Preferred Stock	(415)	(1)	830,000	830	(829)		-
Issuance of common stock to directors			17,376	18	5,832		5,850
Stock-based compensation amortization					969,686		969,686
Issuance of common stock for purchase of license agreement			100,000	100	25,900		26,000
Amortization of debt discount and beneficial conversion feature of convertible notes payable					532,076		532,076
Common stock dividend on Series A, B, and C Convertible Preferred shares			1,926,735	1,927	509,481	(511,408)	-
Issuance of common stock for services			320,400	320	138,787		139,107
Issuance of common stock for consulting services			115,000	115	88,135		88,250
Deemed preferred dividend					1,975,598	(1,975,598)	-
Balance, December 31, 2008	698,483	$186	10,783,882	$10,784	$80,338,073	$(79,189,528)	$1,159,515

Net Loss						(2,674,165)	(2,674,165)
Cumulative effect of change in accounting principle-January 1, 2009 reclassification of equity-linked financial instruments to derivative liabilities					(1,710,371)	1,599,708	(110,663)
Conversion of Series A Preferred Stock	(16,000)	(4)	64,000	64	(60)		-
Conversion of Series B Preferred Stock	(21)	-	42,000	42	(42)		-
Issuance of common stock to directors			78,875	79	12,021		12,100
Stock-based compensation amortization					697,889		697,889
Issuance of common stock for purchase of licensing agreement			100,000	100	25,900		26,000
Common stock dividend on Series A, B, and C Convertible Preferred shares			2,566,698	2,567	459,439	(462,006)	-
Issuance of common stock for services			15,500	15	3,240		3,255
Issuance of common stock for notes payable extension fee			74,966	75	5,922		5,997
Balance, December 31, 2009	682,462	$182	13,725,921	$13,726	$79,832,011	$(80,725,991)	$(880,072)

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(2,674,165)	$(4,879,582)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of right to license intellectual property	18,499	76,782
Depreciation and amortization	53,087	62,843
Stock-based compensation	709,989	975,536
Issuance of stock for services	3,255	139,107
Amortization of capitalized stock for services	6,563	81,687
Amortization of deferred financing costs	31,533	21,579
Accrued interest converted to convertible preferred stock	-	72,750
Amortization of debt discount-warrant fair value	532,608	266,038
Amortization of beneficial conversion of notes payable	-	266,038
Gain on derivative liabilities	(506,522)	-
Loss on disposal of property	6,513	-
Changes in operating assets and liabilities
Accounts receivable	49,466	(52,783)
Inventory	9,777	(28,905)
Prepaid expenses and other current assets	96,525	(104,131)
Interest receivable	(4,603)	-
Interest on certificate of deposit- restricted	(2,496)	(3,770)
Other long-term assets	11,458	-
Accounts payable	34,393	18,821
Accrued expenses	62,866	(78,876)
Deferred revenue	10,120	19,056
Deferred rent payable	(92)	4,063
Net cash used in operating activities	(1,551,226)	(3,143,747)

Cash flows from investing activities
Purchases of property and equipment	(18,267)	(35,924)
Partial redemption of certificates of deposit	53,711	24,506
Net cash provided by/(used in) investing activities	35,444	(11,418)

Cash flows from financing activities
Net proceeds from note payable issuance	562,250	1,500,000
Net proceeds from stock issuances	-	2,400,834
Capitalized offering costs	(24,920)	(4,979)
Net cash provided by financing activities	537,330	3,895,855

(Decrease)/increase in cash and cash equivalents	(978,452)	740,690

Cash and cash equivalents, beginning of the year	997,048	256,358

Cash and cash equivalents, end of the year	$18,596	$997,048
Supplementary disclosure:
Cash paid during the year for interest	$2,204	$8,326

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock for right to license intellectual property	$26,000	$26,000
Capitalized issuance of common stock for consulting services	$-	$88,250
Exchange of convertible notes payable for Series C Preferred stock	$-	$1,572,750
Dividend on Convertible Preferred Stock paid in common stock	$462,006	$511,408
Deemed preferred dividend	$-	$1,975,598
Note receivable issuance in technology assignment	$400,000	$-
Common shares issued for notes payable extension	$5,997	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

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

Certain amounts in the 2008 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the 2009 consolidated financial statements.  These reclassifications have no effect on previously reported net loss.

NOTE 2 – Liquidity and Going Concern

As of December 31, 2009, the Company had cash and cash equivalents totaling $18,596 and negative working capital of $822,188.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $2,674,165 and used net cash of $1,551,226 in operating activities during 2009. The Company anticipates it will require at least $125,000 of funding to fund its operating activities during the first quarter 2010.   During February 2010, the Company received $100,000 of proceeds from the issuance of notes payable and entered into an agreement whereby it will exchange outstanding debt and unpaid interest in the amount of $562,250 and $84,045, respectively (See Note 16) in a new convertible note offering.  The Company reduced headcount from 20 at December 31, 2008 to 11 at December 31, 2009 and reduced the salaries of all employees by 50% effective August 14, 2009 in order to reduce cash used in operations.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company raised additional capital through a private placement of debt securities and warrants and issued $562,250 of these securities on May 29, 2009 (see Note 6).  The private placement memorandum allows the Company to raise a maximum of $1.5 million at the current terms.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

Also, anti-dilution provisions of the existing Series A, B, and C Convertible Preferred stock might result in additional dilution to existing common shareholders if such financing results in adjustments to the conversion terms of the convertible preferred stock.  The issuance of the convertible notes in February 2010 resulted in dilution to existing common shareholders as terms of the convertible debt resulted in adjustments to the conversion terms of the convertible preferred stock.  See note 16.  If the Company is unable to obtain this additional funding, its business, financial condition and results of operations would be adversely affected.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives, ranging from 3-10 years, on a straight-line basis.  Leasehold improvements will be amortized over the shorter of the estimated useful life of the asset or the term of the initial lease on the Company’s facility.

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

The Company did not capitalize any software development costs during either 2009 or 2008 and all assets were previously fully amortized.

Income Taxes

Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SC 740. Under ASC 740, the deferred tax liabilities and assets reflect the tax effect of temporary differences between asset and liability amounts recognized for income tax purposes and the amounts recognized for financial reporting purposes. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis.

The Company follows the guidance in ASC 740-10 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest, penalties and disclosures.

Deferred Revenue

Deferred revenue consists of payments made by customers in advance for which services are yet to be performed.  As of December 31, 2009 and 2008, there were $29,638 and $19,518, respectively, of deferred revenues.

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

Fair Value of Financial Instruments

In January 2008, the Company adopted the provisions of ASC 820, “Fair Value Measurements,” which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements.  The Company’s adoption of ASC 820 did not have a material impact on its consolidated financial statements.  Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observablility and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with ASC 820.  See Note 15 for a further discussion regarding the Company’s measurement of financial assets and liabilities at fair value.

Management believes that the carrying amounts of certain financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued expenses approximate their fair values as of each balance sheet date given the relatively short maturity of each of these instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management's judgments associated with: determination of an allowance for doubtful accounts receivable, deferred income tax valuation allowance, the capitalization, depreciation and amortization of certain long-term assets, stock-based compensation, and impairment of assets.   Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company records impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are based on historical results adjusted to reflect its best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  The Company recorded an impairment of approximately $18,000 in 2009 to lower the carrying value of its right to license intellectual property based on actual sales during the year, and approximately $77,000 during 2008 based on estimated future gross profit from purchase orders held at December 31, 2008 for its Curiax Arraigner software product.  See note 11.

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

	December 31, 2009	December 31, 2008
Options	6,984,700	7,420,950
Warrants	27,403,891	28,002,774
Convertible Preferred Stock	22,286,656	22,392,656
Convertible Debt	1,695,438	-
Total	58,370,685	57,816,380

Accordingly, basic and diluted net loss per share are identical.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See note 14.

Stock-Based Compensation

Stock option awards are granted with an exercise price equal to or greater than the market price of our stock on the date of the grant in accordance with the our 2002 Equity Incentive Plan.  The options generally have five-year contractual terms for directors and 10 years for employees, and vest immediately for directors and over four years for employees. We implemented ASC 718, “Compensation-Stock Compensation.”, which requires companies to expense the value of employee stock options and similar awards. Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  We use historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.

Recently Implemented Accounting Pronouncements

ASC 805, Business Combinations (formerly SFAS No. 141 (revised 2007), Business Combinations), establishes principles and requirements for how companies recognize and measure identifiable assets acquired, liabilities assumed, and any noncontrolling interest in connection with a business combination; recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase; and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted ASC 805 on January 1, 2009. ASC 805 will have an impact on the Company’s accounting for future business combinations but the effect is dependent upon acquisitions that are made in the future.

ASC 810, "Consolidations.” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  ASC 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under ASC 810, noncontrolling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to noncontrolling interests and net income attributable to   stockholders are reported separately in the consolidated statements of operations. ASC 810 became effective beginning January 1, 2009.  ASC 810 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned businesses acquired in the future.

In February 2008, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures (formerly FSP No. FAS 157-2, Effective Date of FASB Statement No. 157).  This update amended ASC 820 to delay the effective date for the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has assessed the impact of this update for its non-financial assets and liabilities and determined that there was no material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an Update to ASC 820, Fair Value Measurements and Disclosures 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC 820. This update clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This update is effective for the interim period beginning October 1, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued updates to ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40) (formerly EITF Bulletin No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock). ASC 815-40 provides guidance on how a company should determine if certain financial instruments (or embedded features) are considered indexed to its own stock, including instruments similar to the conversion option of the Notes, convertible note hedges, and warrants to purchase Company stock. This update requires that a two-step approach be used to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock, and exempt from the application of ASC 815, Derivatives and Hedging (ASC 815) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). The Company adopted the updates to ASC 815-40 effective January 1, 2009. The Company evaluated its financial instruments and embedded instrument features and determined that the accounting for certain previously issued financial instruments are impacted by the provisions of this update to ASC 815. Accordingly, the adoption of this new update had a material effect on the Company’s consolidated results of operations and financial position. (See Note 14 “Derivatives” for further details)

In June 2009, the FASB issued ASC 810 “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on December 31, 2010. The Company is currently evaluating the impact this statement may have on its consolidated results of operations and financial condition and does not expect the impact, if any, to be material.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC  855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance is effective for the Company on October 1, 2009 and did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

NOTE 4 – Property and Equipment

Property and equipment consists of the following as of December 31, 2009 and 2008:

	2009	2008
Machinery and equipment	$163,044	$156,021
Furniture and fixtures	16,599	16,599
Leasehold improvements	15,840	15,840
	195,483	188,460
Less accumulated depreciation and amortization	(135,307)	(86,951)
	$60,176	$101,509

Depreciation and amortization expense relating to property and equipment was $53,087 and $51,700 for the years ended December 31, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

 The net proceeds of $537,330 from this offering were used for working capital and general corporate purposes.  Important terms of the Master Note include:

•
The Master Note bears interest at the rate of 22% per annum, is payable six months from the issue date (“Maturity Date”) and can be pre-paid at any time.  The Master Note is secured by all of the Company’s cash and cash equivalents, accounts and notes receivable, prepaid assets, and equipment.

•
The Maturity Date of the Master Note may be extended by the Company for two 30-day periods.  If the Company elects to extend the Maturity Date, the Company will pay a 5% extension Fee at the conclusion of each such 30-day extension Period, payable at the option of the Company in cash or the Company’s common stock.  On December 30, 2009, at the conclusion of the first 30-day Extension Period of its notes payable originated on May 29, 2009, and originally due on November 29, 2009, the Company issued 74,966 shares of its common stock in payment of a 5% extension fee.  Per the terms of the notes, as the extension fee was paid in common stock, the common stock was deemed to have a value of $0.375 per share on that date for purposes of calculating the number of shares.

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

Assumptions

Risk-free rate	2.34%
Annual rate of dividends	0
Volatility	109.2%
Average life	5 years

The fair value of the warrants, $532,608, was classified as a discount on the notes payable issued on May 29, 2009.  This amount was amortized over the original six-month term of the convertible notes.  $73,539 of interest payable was accrued during 2009.

•	In February 2010, the principal and all accrued and unpaid interest on these notes were exchanged into new convertible notes. See note 17.

On January 23, 2008, the Company completed the sale of $1,500,000 of convertible notes payable (“Convertible Notes”) in a private placement.

Important terms of the Convertible Notes included:

•
If the Company closed a “Qualifying Next Equity Financing” before the Maturity Date, the then-outstanding balance of principal and accrued interest on the Convertible Notes would automatically convert into shares of the “Next Equity Financing Securities” the Company issues.  A “Qualifying Next Equity Financing” meant the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of a Convertible Note in which the Company sells and issues any of the Company’s securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all the outstanding Convertible Notes) at a price per share for equivalent shares of common stock that is not greater than $0.75 per share.

The Company also issued investors warrants to acquire 500,000 shares of common stock at an exercise price of $0.75 per Share.  The Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Warrant issue date or (ii) the closing of a change of control event.

The Company raised a net total of $1,479,000 from the sale (offering costs of approximately $16,000 incurred in 2007 and $5,000 during 2008 were capitalized as financing costs).  In conjunction with the issuance of the Convertible Notes, the Company recorded debt discounts of $532,076 for the estimated value of the warrants and a beneficial conversion feature.  Amortization of the debt discounts included in finance expense during 2008 totaled $532,076.  All debt discounts were fully amortized as of December 31, 2008, due to the exchange of all the Convertible Notes into Series C Convertible Preferred Stock as a result of a “Qualifying Next Equity Financing” on June 30, 2008 per the above terms (see Note 7).  Accrued interest of $72,750 on the notes converted on that date and $6,144 of accrued interest that remained outstanding on that date was repaid to noteholders in July 2008.

Note 7 - Stockholders’ Equity

During 2009 and 2008, the Company issued 78,875 and 17,376 shares of common stock valued at $12,100 and $5,850, respectively, to members of the Board of Directors for attendance at meetings.  These amounts were included in selling, general, and administrative expenses in the accompanying consolidated statement of operations.

During 2009 and 2008, respectively, the Company issued 15,500 and 320,400 restricted common shares to Triton Value Partners (“Triton”) valued at $3,255 and $139,107 as part of its 24-month engagement with the Company that commenced in January 2007.  Triton received 480,000 shares in January 2007 at the conclusion of its initial engagement and received 640,000 shares of stock ratably over the term of its 24-month engagement commenced in January 2007.  The expense was recorded at the fair value of the stock on the days of issuances of the stock.

During 2009 and 2008, respectively, one and two Series A Convertible Preferred Stock holders converted 16,000 and 40,000 shares of preferred stock and were issued 64,000 and 160,000 shares of common stock, respectively.

During 2009 and 2008, respectively, two and 13 Series B Convertible Preferred Stock holders converted 21 and 415 shares of preferred stock and were issued 42,000 and 830,000 shares of common stock, respectively.

On January 3, 2008 the Company issued 10,000 shares of common stock valued at $9,500 in exchange for investor relations services performed for the Company by an investor relations consulting company.  On February 5, 2008 the Company issued 105,000 shares of common stock valued at $78,750 in exchange for investor relations and consulting services performed for the Company by an investor relations consultant.  These amounts were recorded as selling, general, and administrative expenses over the terms of their respective one-year agreements.

On June 30, 2008, the Company completed the sale of a total of $2,716,750 of securities in a private placement of 3,622 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of the Company’s common stock at an exercise price of $0.375 per share. The sale was comprised of $1,144,250 gross cash proceeds and the exchange of the Convertible Notes (see note 6) from 21 note holders, including one member of the board of directors, totaling $1,500,000 principal and $72,750 of accrued interest.  The net proceeds were $1,053,153.  Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock). In accordance with ASC 740-20, "Application of Issue No. 98-5 to Certain Convertible Instruments" and Emerging Issues Task Force 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", the Company determined the relative fair value of the warrants and the Series C convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 114.6%, risk-free interest rate of 3.34% and a term of five years. In connection with the issuance of the securities above, a deemed dividend of $1,299,838 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.19 per share effective conversion price of the Series C Convertible Preferred Stock issued on June 30, 2008.

On September 26, 2008, the Company completed the sale of a total of $1,433,750 of securities in a private placement of 1,912 units (at $750 per unit) consisting of one share of Series C Convertible Preferred Stock and one warrant to purchase 2,000 shares of the Company’s common stock at an exercise price of $0.375 per share. The net proceeds were $1,347,681.  Each share of Series C Convertible Preferred Stock has a conversion price of $0.375 per share (one Series C Convertible Preferred share equals 2,000 shares of common stock).   The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 110.5%, risk-free interest rate of 3.05% and a term of five years. In connection with the issuance of the securities above, a deemed dividend of $675,760 was recorded to reflect the beneficial conversion feature on the common shares that would result from the conversion of the Series C Preferred Stock, due to the $0.18 per share effective conversion price of the Series C Convertible Preferred Stock issued on September 26, 2008.

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

The Company elected to pay the June 30 and December 31, 2009 dividends in the form of common stock valued at $0.75 per common share for the Series A Preferred Stock and $0.375 per common share for the Series B and Series C Preferred Stock, per the terms of the Certificates.  Based on this value, the Company issued

(i)	107,629 shares of common stock to the Series A shareholders (672,664 Series A shares issued and outstanding on that date); and

(ii)	511,680 shares of common stock to the Series B shareholders (4,264 shares issued and outstanding on that date).

(iii)	664,040 shares of common stock to the Series C shareholders (5,534 shares issued and outstanding on that date).

The Company elected to pay the December 31, 2008, dividends in the form of common stock valued at $0.375 per common share, in accordance with the terms of the Series B and C Convertible Preferred stock:

(i)	521,160 shares of common stock to the Series B shareholders (4,285 shares issued and outstanding on that date).

(ii)	664,040 shares of common stock to the Series C shareholders (5,534 shares issued and outstanding on that date).

The Company elected to pay the June 30, 2008 dividends in the form of common stock valued at $0.75 and 0.375 per common share, per the terms of the Certificates.  Based on this value, the Company issued

(iii)
220,375 shares of common stock to the Series A shareholders (688,664 Series A shares issued and outstanding on that date).  The Company erroneously issued holders of Series A Preferred Stock common stock dividends on June 30, 2008 with a value of $0.375 per share.  As a result, the holders were issued twice the number of common shares to which they were entitled in payment of the June 30, 2008 dividend and, therefore, no additional shares were issued on December 31, 2008; and

(iv)	521,160 shares of common stock to the Series B shareholders (4,285 shares issued and outstanding on that date).

On April 17, 2009, in conjunction with the termination of the Company’s private placement of Series C Convertible Preferred Stock and warrants begun in 2008, the Company issued Gilford Securities as a placement fee, as underwriter, warrants to purchase 181 units represented by the offering.  The 181 units include 181 shares of Series C Convertible Preferred Stock and warrants to purchase 362,000 shares of common stock (2,000 shares of common stock for each share of Series C Convertible Preferred stock) at an exercise price of $0.375 per share.  The unit exercise price is $750 per unit and the warrants to purchase the units have five-year terms.  The estimated fair value of the warrants to purchase the 181 units is approximately $97,000 on the date of issuance using the Black Scholes valuation model for the warrant.

On November 22, 2009 and 2008, respectively, the Company issued 100,000 shares of restricted common stock to Integrated Digital Systems (“IDS”) as partial consideration for purchasing their membership interest Justice Digital Solutions (“JDS”).  See Note 11.  No additional shares are payable under the purchase agreement.  The amounts were previously recorded as liabilities.

NOTE 8 – Stock Warrants

The Company had stock purchase warrants for 27,403,891 and 28,002,774 shares of common stock outstanding at December 31, 2009 and 2008, respectively.  A roll forward of the warrant totals for 2009 and 2008 is as follows:

	December 31,
	2009	2008

Warrants outstanding at beginning of year	28,002,774	16,434,774
Granted	2,998,667	11,568,000
Exercised	-	-
Terminated	(3,597,550)	-
Warrants outstanding at December 31	27,403,891	28,002,774

The exercise prices of warrants granted in 2009 were $0.375 and in 2008 were $0.375 to $0.75.  The weighted average exercise prices were approximately $0.38 and $0.51 at December 31, 2009 and 2008, respectively.

NOTE 9- Major Customers

Revenue from three customers comprised 25%, 24%, and 19% of the Company’s consolidated revenues for 2009.  Revenue from two customers comprised 71% and 16% of the Company’s consolidated revenues for 2008.  At December 31, 2009, accounts receivable from three customers comprised approximately 71% of accounts receivable.  As of March 13, 2010, 95% of these receivables have been collected.  The Company anticipates collecting all of these receivables and does not believe any allowance for credit loss is necessary.

Management believes that concentration of credit risk with respect to trade receivables is minimal due to the composition of the customer base. Allowances are maintained for potential credit losses, and there have been no losses from uncollected accounts within the last five years.

NOTE 10 - Operating Leases

The Company leases office space and equipment under noncancellable operating leases expiring at various dates through 2012.  On July 20, 2007, the Company entered into a 60-month lease agreement with Narmada Partners, LLC to occupy new office space consisting of approximately 10,000 square feet in an office building in Norcross, Georgia.

The Company occupied the space on October 11, 2007.  The total amount of rent payable under the lease will be recognized on a straight-line basis over the term of the lease.  Due to scheduled annual rental increases of approximately three percent during the term of the lease, the Company reduced rent expense and deferred rent payable $92 in 2009 and recognized additional rent expense of $4,063 in 2008.  The Company delivered to the landlord a standby, irrevocable letter of credit for $100,000 as a security deposit with the letter of credit amount reducing $20,000 for each year of the lease as long as the lease is not in default.  The Company was required to collateralize the letter of credit with a $100,000 one-year certificate of deposit.  In 2008, the letter of credit amount was reduced to $80,000 per the terms of the lease and the Company collateralized the letter of credit with an $80,000 certificate of deposit.  Accrued interest of $4,506 and principal of $20,000 from the initial $100,000 certificate of deposit were returned to the Company at that time.   An event of default occurs on the lease if the Company fails to pay any rental amounts within five days when due and such failure to pay continues for seven additional days following written notice from Narmada Partners, LLC of failure to pay.  Upon an event of default, Narmada Partners, LLC may terminate the lease and demand payment of all remaining rent due and coming due under the remaining term of the lease.

On November 6, 2009, the Company received notification of a compliant draw on its standby letter of credit from its landlord on its office space lease totaling $53,476, representing the past due rent on the office space for the four months of August through November 2009, including late fees.  The funds were withdrawn, including a $250 processing fee, without penalty, from the restricted certificate of deposit collateralizing the standby letter of credit on November 9, 2009.

The Company also maintains several operating leases related to copiers, telephone, equipment, and office furniture under various non-cancellable agreements expiring through December 2013.

As of December 31, 2009, the future minimum lease payments are as follows:

2010	$177,770
2011	182,178
2012	140,515
2013	7,436
Total	$507,899

Rent expense for all operating leases for the years ended December 31, 2009 and 2008 was $179,610 and $178,617, respectively.

NOTE 11 – Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions, LLC (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  In accordance with the purchase agreement, 100,000 shares of the Company’s common stock were issued to IDS on November 22, 2008 and the final issuance of 100,000 shares was made on November 22, 2009.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated in the year ending December 31, 2009 from purchase orders previously received for the Company’s Curiax Arraigner software.  During 2009, the Company recorded an impairment charge of $18,499 to reduce the value of the intangible to the amount of gross profit anticipated on sales of the Company’s Curiax Arraigner software from previously received purchase orders.  The charge during 2009 equaled the approximate gross profit on the revenue recorded for a Curiax Arraigner sale made during 2009.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.

Note 12 – Stock-based Compensation

On December 30, 2009, the stockholders of the Company approved an amendment to the Company’s 2002 Equity Incentive Plan (“the Plan”) increasing the number of shares of authorized common stock available for issuance under the Plan to 25,000,000 shares from the previously board approved number of 8,000,000 shares. Option awards are granted with an exercise price equal to or greater than the market price of the Company’s stock on the date of the grant in accordance with the Plan.  The options have five-year contractual terms for directors and ten years for employees, and generally vest immediately for directors and over four years for employees.   Different vesting periods may be used at the discretion of the Company’s Compensation Committee, which administers the Plan.  Option grants to employees with one year and three year vesting periods were made during 2008.

The Company uses the modified prospective application of ASC 718,”Compensation-Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The expenses are included in selling, general, and administrative or research and development expense depending on the grant recipient.

Stock compensation expense under ASC 718 was $709,989 and $975,536 during 2009 and 2008, respectively.  Of these totals, $138,989 and $174,179 were classified as research and development expense and $571,000 and $801,357 were classified as selling, general, and administrative expense in 2009 and 2008, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 185,000 and 3,984,000 shares issued during 2009 and 2008, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $17,603 and $1,215,302, with the following weighted-average assumptions.

Assumptions	2009	2008

Risk-free rate	1.90%	2.50%-3.67%
Annual rate of dividends	0%	0
Volatility	107.8%	108-131%
Average life	5 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of December 31, 2009 and changes during 2009 are presented below:

		Weighted-Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2009	7,420,950	$0.67
Granted	185,000	$0.15
Exercised	-	$-
Forfeited	(227,250)	$0.51
Terminated	(469,000)	$0.32
Expired	(15,000)	$2.25
Outstanding at December 31, 2009	6,984,700	$0.68	6.7
Exercisable at December 31, 2009	4,844,245	$0.69	6.1

The weighted-average grant-date fair values of options granted during 2009 and 2008 were $0.12 and $0.31, respectively.   No options were exercised during 2009 and 2008. All grants of stock options during 2009 and 2008 were made from the Company’s 2002 Equity Incentive Plan as grants can no longer be made from the Company’s 1991 Stock Option Plan.

As of December 31, 2009, there was $522,932 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.4 years.

At December 31, 2009, 18,007,050 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

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

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	December 31, 2009	Life (Years)	Price	December 31, 2009	Price
$0.15-$0.38	2,659,000	7.40	$0.34	1,700,375	$0.34
$0.40-$0.48	895,750	2.99	$0.41	823,000	$0.41
$0.53-$0.90	2,158,500	7.14	$0.72	1,576,170	$0.72
$1.04-$2.00	1,154,000	7.53	$1.37	717,250	$1.41
$2.25-$40.00	27,450	2.54	$10.54	27,450	$10.54
	6,984,700	6.69	$0.68	4,844,245	$0.69

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

Note 13 – Income Taxes

The Company files income tax returns for Simtrol, Inc. and its subsidiaries in the United States with the Internal Revenue Service and with various state jurisdictions.  As of December 31, 2009, the tax returns for Simtrol, Inc. for the years 2006 through 2008 remain open to examination by the Internal Revenue Service and various state authorities.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes.  In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable.  No interest and penalties were recorded during the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, the Company is allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A full valuation allowance has been recorded for the deferred tax asset balance as of December 31, 2009 and 2008. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance, net of appropriate reserves.

NOL Limitations

The Company’s utilization of NOL carryforwards may be subject to an annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided in Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state and foreign provisions.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public group in the stock of a corporation by more than fifty percentage points over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock and various convertible instruments.  The Company continually performs tests for ownership change under Section 382 and believes no ownership change, as defined by Section 382, has taken place as a result of transactions that have increased the ownership of certain stockholders.

The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company recognized deferred tax assets of approximately $19.6 million and $19.1 million, respectively as of December 31, 2009 and 2008, primarily relating to net operating loss carry forwards of approximately $49.0 million and $49.4 million at those dates.  The losses at December 31, 2009 expire through 2029.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, valuation allowances of $19.6 million and $19.1 million, respectively, were established for the full value of the deferred tax assets at December 31, 2009 and 2008. The valuation allowances increased by $453,000 and $1,105,000 during the years ended December 31, 2009 and 2008, respectively,.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

A reconciliation of the expected federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Expected Statutory Rate	(34.00)%	(34.00)%
State income tax rate, net of federal benefit	(3.96)%	(3.96)%
	(37.96)%	(37.96)%
Permanent Difference	(6.85)%	7.35%
Expiring Net Operating Losses	40.65%	5.96%
Increase in Valuation Allowance	16.94%	24.65%
Adjustment to prior period deferred tax asset	(12.78)%	0.00%
Net Effective Income Tax Rate	0.00%	0.00%

Note 14 – Derivatives

In September 2008, the FASB finalized Update ASC 815-40, “Derivatives and Hedging”, “Contracts in an Entity’s Own Equity”.  Under the update, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent in 2004 (“Placement Agent Warrants”) and the placement agent and investors in 2005 (“2005 Warrants”) do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  The 2004 Placement Agent Warrants expired on various dates during 2009 and none were outstanding at December 31, 2009.  Also, convertible notes and warrants issued to investors in a private placement of convertible notes and warrants on May 29, 2009 (“2009 Warrants”) do not contain fixed settlement provisions.  See Note 7.   In accordance with the update, the Placement Agent Warrants and 2005 Warrants have been re-characterized as derivative liabilities and the 2009 Warrants classified as derivative liabilities. The update requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Derivative Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	December 31, 2009	January 1, 2009	Date of Issuance
Placement Agent Warrants:
Risk-free rate	-	0.37%	3.38-3.97%
Annual rate of dividends	-	0	0
Volatility	-	109.9%	169-171%
Weighted Average life (years)	-	0.3	5

2005 Warrants:
Risk-free rate	0.20%	0.76%	3.98%
Annual rate of dividends	0	0	0
Volatility	113.4%	109.9%	134.3%
Weighted Average life (years)	0.5	1.5	5

2009 Warrants:
Risk-free rate	2.69%	-	2.34%
Annual rate of dividends	0	-	0
Volatility	113.4%	-	109.2%
Weighted Average life (years)	4.4	-	5.0

Fair Value	$136,749	$110,663	$2,242,979

The derivative liability amounts reflect the fair value of each derivative instrument as of the January 1, 2009 date of implementation.

ASC 815-40 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. At January 1, 2009, the cumulative effect on the accounting for the warrants was recorded as a decrease in additional accumulated deficit by $1,599,708. The difference was recorded as a derivative liability for $110,663. At December 31, 2009, the derivative liability associated with the Placement Agent Warrants and 2005 Warrants were revalued, the $110,575 decrease in the derivative liability at December 31, 2009 is included as other income in the Company’s consolidated statement of operations for the year ended December 31, 2009.  The fair value of the 2009 Warrants was estimated at $532,608 at the date of issuance and this amount was classified as a derivative liability.  The 2009 Warrants were revalued as of December 31, 2009 and the $395,947 decrease in the value of the derivative liability is included as other income in the Company’s consolidated statement of operations for the year ended December 31, 2009.

Note 15 - Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$136,749	$-	$-	$136,749

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Year Ended December 31,
	2009	2008

Beginning balance	$(110,663)	$-
Net unrealized gain on derivative financial instruments	506,522	-
New derivative liabilities issued	(532,608)
Ending balance	$(136,749)	$-

Note 16 – Sale of Technology

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

Per terms of the agreement, payments on the note/royalties are due on a quarterly basis.

Simtrol will be due a software royalty for sales of Visitor and Scheduler as follows:

The $100,000 cash was recorded as software license revenue during the year ended December 31, 2009.   The $400,000 note receivable from Strike was classified as a long-term note receivable, net of an equal amount of deferred revenue.  Until the note is fully paid, the royalty will be 45% of net software revenues earned by Strike and will be treated as payment of principal on the note payable.  The Company will reduce the note receivable and recognize revenues at the time payment is received for quarterly software sales by Strike.  At December 31, 2009, royalty income on the $400,000 note receivable earned for 2009 was not material.

Upon payment in full of the note, the royalty will be 10% in perpetuity of net software revenues and will be classified as software license revenue by Simtrol.  Per terms of the agreement, payments on the note/royalties are due on a quarterly basis.

In the event that the Strike sells, assigns or otherwise liquidates the Software, derivative works or other applications utilizing the Company’s Device ManagerTM software, the Company will receive 10% of the proceeds resulting from such an event.

All accrued interest due at December 31, 2009, along with interest due through January 23, 2010 was received on January 29, 2010.

NOTE 17 – Subsequent Events

On January 18, 2010, the Company granted options to purchase 785,000 shares of its common stock to employees with one year vesting periods at exercise prices of $0.0.05, equal to the fair value of the Company’s stock on the date of the grant.

On January 30, 2010, at the conclusion of the second 30-day Extension Period of its notes payable originated on May 29, 2009, and originally due on November 29, 2009, the Company issued 74,966 shares of its common stock in payment of a 5% Extension fee.  Per the terms of the notes, as the Extension fee was paid in common stock, the common stock was deemed to have a value of $0.375 per share on that date.

On February 1 and 5, 2010, Simtrol, Inc. (“the Company”) completed the sale of $746,295 of Participation Interests (“Participation Interests”) in a secured master promissory note (“Master Note”) and five-year warrants to purchase 14,925,900 shares of common stock at an exercise price of $0.05 per share to accredited private investors.  The Master Note includes $646,295 of interest and principal exchanged from past due notes payable originated on May 29, 2009.  See note 6.

The net proceeds of this offering will be used for working capital and general corporate purposes.  Important terms of the Master Note include:

•
The Master Note bears interest at the rate of 12% per annum, is payable December 31, 2010 (“Maturity Date”) and can be pre-paid at any time.  Accrued interest is payable in cash on the Maturity Date. The Master Note is secured by all of the Company’s cash and cash equivalents, accounts and notes receivable, prepaid assets, and equipment.

•	The Master Note and Participation Interests will be convertible into equity securities on the following terms:

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

•
A “Qualifying Next Equity Financing” means the first bona fide equity financing (or series of related equity financing transactions) occurring subsequent to the date of issue of the Master Note in which the Company sells and issues any securities for total consideration totaling not less than $2.0 million in the aggregate (including the principal balance and accrued but unpaid interest to be converted on all our outstanding Participation Interests in the Master Note) at a price per share for equivalent shares of common stock that is not greater than $0.05 per share.

•
A “Non-Qualifying Next Equity Financing” means that the Company completes a bona fide equity financing but fails to raise total consideration of at least $2.0 million, or the price per share for equivalent shares of common stock is greater than $0.05 per share.

•
At any time prior to payment in full of this Note, an Investor may convert all, but not less than all, of such Investors interest in this Note (as represented by such Investor’s Participation Interest) into that number of shares of the Company’s common stock equal to (A) the principal balance plus accrued but unpaid interest hereunder due and payable to the investor in accordance with such Investor’s Participation Interest, divided by $0.05.

•
The Investor Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Investor Warrant issue date; or (ii) the closing of a change of control event.  The Investor Warrants will have a cashless exercise feature and anti-dilution provisions that adjust both the exercise price and quantity if subsequent equity offerings are completed where Simtrol issues common stock at a lower effective price per share than the exercise price.

Pursuant to the terms of the Certificates of Designation of Preferences, Rights, and Limitations (the “Certificates”) of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock of the Company, the issuance of the convertible notes payable with $0.05 conversion price represents a Dilutive Issuance and adjusts the Conversion Shares of each class of Convertible Preferred Stock as follows:

•	Series A changes from 4 shares common per one share of preferred to 6.1 shares common
•	Series B changes from 2,000 shares common per one share of preferred to 3,066 shares common
•	Series C changes from 2,000 shares common per one share of preferred to 3,066 shares common

The common share equivalents represented by the three Series of Convertible Preferred Stock as of the date of this report, therefore, increase as follows:

•	Series A from 2,690,656 to 4,103,250
•	Series B from 8,528,000 to 13,073,424
•	Series C from 11,068,000 to 16,967,244

On February 1, 2010, in accordance with the anti-dilution provisions of certain warrants to purchase 1,233,691 shares of common stock that were issued during 2005, warrant holders had the exercise prices of the warrants adjusted from $0.375 per share to $0.05 per share.  Also, in accordance with the anti-dilution provisions of certain warrants to purchase 2,998,667 shares of common stock that were issued on May 29, 2009, warrants to purchase an additional 19,491,336 shares of common stock were issued to these holders and their exercise prices were adjusted from $0.375 to $0.05 per share.