Form 10-K/A
period 2009-12-31
SIMTROL INC
filed 2010-04-26
CIK 846775

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

As of April 26, 2010, there were 13,807,553 shares of common stock, par value of $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Simtrol, Inc.’s (“Simtrol”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 26, 2010 (the “Original Filing”).  Simtrol is filing this Amendment to include the information required by Part III contained in the Original Filing as Simtrol will not file its definitive proxy statement within 120 days of the end of Simtrol’s fiscal year ended December 31, 2009.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, Simtrol is including with this Amendment certain currently dated certifications.  Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and Simtrol has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANACE

Board Composition

The Company’s by-laws provide that the Board of Directors shall consist of not less than three nor more than seven members, the precise number to be determined from time to time by the Board of Directors.  The Board of Directors has set the number of directors at three, each serving until the next annual meeting held by the Company.  The Board presently consists of Dallas S. Clement, Oliver M. Cooper, and Lee D. Wilder. Biographical information regarding these directors:

Dallas S. Clement, age 45, has served as a director since April 2001 and became chairman in June 2007.  Mr. Clement has served as Senior Vice President, Strategy and Development for Cox Communications, Inc. (“Cox”) since August 2000. Prior to that, he served as Vice President and Treasurer of Cox from January 1999 to July 2000.

Oliver M. Cooper, age 53, has served as President and Chief Executive Officer since May 2008 and as a director since July 2008. From February 2006 to May 2008, Mr. Cooper served as a Partner at Triton Value Partners, an Atlanta-based business advisory and private equity firm.  From 2003 to 2006, he served as President and CEO of MARC Global Holdings, Inc., a provider of complete solutions for supply chain execution in complex distribution environments. Under Cooper’s leadership, the company was successfully sold to Red Prairie, Inc.

Lee D. Wilder, age 58, has served as a director since February 2008. Ms. Wilder has been a private financial consultant since 2000. From 1983 to 2000, she was an equity research analyst and officer for The Robinson-Humphrey Company, Wachovia Securities, and J. C. Bradford & Co. Ms. Wilder is a Chartered Financial Analyst and is a graduate of Duke University and Georgia State University, where she received her MBA.

Meetings of the Board of Directors

During 2009, the Board of Directors met six times.  Each current director attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and any committees on which such director served.

Committees of the Board of Directors

The Company’s Board of Directors has a standing Audit Committee. The Board of Directors does not have a standing Nominating or Compensation committee, such functions being reserved to the full Board of Directors due to the size of the Company.

Audit Committee.  The Audit Committee is currently composed of Lee D. Wilder and Dallas S. Clement.  The Audit Committee met four times during 2009.  The Audit Committee’s principal functions are to recommend to the Company the appointment of independent auditors for the Company, review and approve the annual report of the independent auditors, approve the annual financial statements, and review and approve summary reports of the auditors’ findings and recommendations.  The Audit Committee reviews and pre-approves all audit and non-audit services performed by the Company’s auditing accountants, or other accounting firms, other than as may be allowed by applicable law.  The Board of Directors has determined that Dallas S. Clement is an “audit committee financial expert,” as defined in SEC rules.

The Company does not have a Nominating Committee.  The Director selection and review are conducted by the entire Board of Directors.  The Company believes that this is adequate based on the size and make-up of the current Board of Directors.  The members of the Board of Directors have served as directors of the Company for between one and eight years.  The Company believes that this group of longstanding directors is capable of evaluating the performance of the current Board and the qualifications of proposed director nominees, and of determining the need for additional directors.  The Board of Directors does not have a written charter or formal process governing the nominating process.  The Board of Directors will consider director nominees recommended by shareholders.  Generally, candidates should be highly qualified by business, professional or comparable experience, affirmatively desirous of serving on the Board, and able to represent the interests of all shareholders and not merely those of any special interest group.  Shareholders wishing to suggest candidate(s) for consideration at the next Annual Meeting should submit their proposals to the Secretary of the Company at 520 Guthridge Court, Suite 250, Norcross, GA 30092 and include the candidate’s full legal name and complete list of professional qualifications.

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

Oliver M. Cooper, age 53, has served as President and Chief Executive Officer since May 2008 and as a director since July 2008. From February 2006 to May 2008, Mr. Cooper served as a Partner at Triton Value Partners, an Atlanta-based business advisory and private equity firm.  From 2003 to 2006, he served as President and CEO of MARC Global Holdings, Inc., a provider of complete solutions for supply chain execution in complex distribution environments. Under Cooper’s leadership, the company was successfully sold to Red Prairie, Inc. From 1999 to 2002, Mr. Cooper also served as President and Chief Operating Officer of Neovest Inc., a provider of software solutions to financial services firms.  Mr. Cooper served as Chief Operating Officer for Manhattan Associates, Inc. (NASDAQ: MANH) from 1997 to 1999.

Stephen N. Samp, age 45, joined the Company in April 2002 as Chief Financial Officer and Secretary.  From February 2001 until March 2002 he served as an independent financial consultant.  From March 1998 to February 2001 he served as Vice President, Chief Financial Officer and Secretary of eOn Communications (NASDAQ:EONC), a provider of unified voice, e-mail, and Web-based communications systems and software.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons.  Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

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

Mr. Cooper’s annual base salary was $156,000 at the beginning of 2009 and in June and August 2009, respectively, his salary was reduced 10% and 44% to help reduce cash used from operations, resulting in his receiving a base salary in the amount of $126,600 as compensation for his services as the Chief Executive Officer of the Company during 2009.  Mr. Samp annual base salary at the beginning of 2009 was $130,603 and in June and August 2009, respectively, his salary was also reduced 10% and 44% to help reduce cash used from operations, resulting in his receiving a base salary in the amount of $105,881 as compensation for his services as the Chief Financial Officer of the Company during 2009.  Neither Messrs. Cooper nor Samp were granted any options to purchase company stock during 2009.   The board of directors considers stock options to be a vital portion of an executive officer’s compensation and annually reviews and approves grants to executive officers upon review by the independent directors of the board.

The following table provides certain summary information for 2009 concerning compensation paid or accrued by us to or on behalf of our executive officers:

	SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)		Total ($)
Oliver Cooper, President and Chief Executive Officer (1)	2009	$126,600	—	$187,885		$314,485
	2008	$96,000	—	$100,069		$196,069
Richard Egan – Former President and Chief Executive Officer (1)(2)	2008	$104,523	—	$104,591		$209,114
	2007	$148,454	—	$61,557	(3)	$210,011
Stephen Samp – Chief Financial Officer	2009	$105,881	—	$24,736		$130,617
	2008	$129,250	$1,198	$29,563		$160,011
	2007	$125,580	$1,265	$28,862	(3)	$155,707

(1)
Mr. Cooper was hired as the Chief Executive Officer of Simtrol on May 12, 2008.  Mr. Egan was the Company’s Chief Executive Officer until May 9, 2008.  Mr. Cooper’s annual salary is currently $78,000 after reducing his salary in August 2009 in order to reduce cash used from operations for the Company.

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

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Oliver Cooper	375,000		375,000	(1)	$0.375	6/19/2018
	375,000		375,000	(1)	$0.75	6/19/2018
	250,000		250,000	(1)	$1.25	6/19/2018
Richard Egan	50,000				$0.90	5/01/2010
	50,000				$0.55	5/01/2010
	11,250				$0.48	5/01/2010
	264,000		136,000	(2)	$0.375	5/01/2010
	132,000				$0.80	5/01/2010
	37,500				$0.53	5/01/2010
Stephen Samp	3,000				$4.80	5/5/2012
	1,000				$2.00	7/24/2012
	3,600				$2.40	6/5/2013
	45,000				$2.00	6/20/2014
	45,000				$0.90	7/20/2015
	45,000				$0.55	11/7/2015
	11,250		3,750	(3)	$0.48	8/23/2016
	24,750		12,750	(4)	$0.375	1/30/2017
	13,200		6,800	(5)	$0.80	12/10/2017
	25,500				$0.53	04/11/2018
	24,750		50,250	(6)	$0.27	11/11/2018

(1)	Vesting monthly over three-year period.
(2)	Vesting date of January 31, 2010.
(3)	Vesting date of August 31, 2010.
(4)	Vesting date of January 31, 2010.
(5)	Vesting date of December 11, 2010.
(6)	Vesting dates of November 11, 2010 (24,750) and November 11, 2011 (25,500).

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

Additionally, all new non-employee directors receive a one-time grant of an option to purchase 5,000 shares of our common stock at an exercise price equal to the fair market value of the stock on the date of the grant.  The options expire, unless previously exercised or terminated, five years from the date of the grant.

DIRECTOR COMPENSATION DURING 2009

Name	Stock Awards ($)	Option Awards ($)	Total ($)
Dallas Clement	$3,900	$—	$3,900
Lee D. Wilder	$4,100	$—	$4,100

Stock Option Plans

1991 Stock Option Plan.  The 1991 Stock Option Plan as amended by our stockholders, provides for the grant of options to purchase up to an aggregate of 366,206 shares of our common stock.  Under the terms of the 1991 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors and employees and to those of our subsidiaries.  The right to grant additional options under this plan expired in August 2001.  Therefore, no additional grants of options will be made under this plan.  At December 31, 2009, options to purchase 6,750 shares of common stock were outstanding under the 1991 Plan.

2002 Equity Incentive Plan.  In June 2002 our shareholders approved the adoption of the 2002 Equity Incentive Plan for the Company’s and its wholly owned subsidiaries’ officers, directors, employees, and consultants. The 2002 Plan originally provided for the grant of options to purchase up to an aggregate of 250,000 shares of our common stock.  On April 22, 2004, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 750,000.  On November 8, 2005, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 1,250,000.   On June 26, 2006, the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 2,500,000.  On January 28, 2007, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 4,000,000. On August 31, 2007, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 6,000,000.   On June 17, 2008, the compensation committee of the board of directors approved an increase in the number of shares reserved under our 2002 Plan to 8,000,000.  On December 30, 2009, shareholders approved an increase in the number of shares reserved under the 2002 Plan to 25,000,000 Under the terms of the 2002 Plan, the stock option committee of the board of directors may grant options to purchase shares of common stock to our officers, directors, employees, and consultants and to those of the Company’s subsidiaries.  At December 31, 2009, options to purchase 6,887,950 shares of common stock were outstanding under the 2002 Plan.

Item 11.  Security Ownership Of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 15, 2010 with respect to ownership of our outstanding common stock by (i) each of our directors and executive officers, (ii) all of our directors and executive officers, as a group and (iii) all persons known to us to own beneficially more than 5% of the outstanding shares of our common stock:

Name of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Outstanding Shares

Dallas S. Clement	378,556	(2)	2.7%
Lee D. Wilder	395,375	(3)	2.8%
Oliver M. Cooper III	2,033,118	(4)	12.9%
Stephen N. Samp	254,800	(5)	1.8%
Sharon Carr	1,062,181	(6)	7.5%
Edward S. Redstone.	7,110,902	(7)	36.1%
Vikas Group, Inc	2,234,635	(8)	14.1%
Hetesh Ranchod	1,051,091	(9)	7.1%
Rakesh Ranchod	914,051	(10)	6.2%
Triton Value Partners	1,120,000	(11)	8.1%
Donald B. Gasgarth	1,945,825	(12)	12.6%
Paul Freischlag, Jr	938,250	(13)	6.4%
Vestal Venture Capital	8,668,510	(14)	40.0%
Marc and Margaret Gorlin	1,633,154	(15)	10.7%
ADEC Private Equity Investments LP	3,635,420	(16)	21.1%
Parker H. Petit, Jr.	14,030,375	(17)	51.4%
Frank Bishop	3,893,180	(18)	22.3%
TVP Investments, LP	6,976,575	(19)	33.7%
All directors and executive officers as a group (4 persons)	3,062,224		19.1%

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

(2)
Consists of 93,458 shares owned directly, 95,046 shares issuable subject to conversion of certain convertible preferred stock, 85,052 shares issuable upon exercise of warrants, and 105,000 shares subject to stock options that are exercisable within 60 days.

(3)	Consists of 35,750 shares owned directly, 60,000 options that are exercisable within 60 days, and 300,000 shares issuable upon exercise of warrants that are exercisable within 60 days.
(4)
Consists of 76,497 shares held directly, 268,000 shares issuable upon the exercise of warrants, 410,844 shares issuable subject to conversion of certain convertible preferred stock, and 1,277,777 options that are exercisable within 60 days.

(5)	Consists of 254,800 shares of common stock subject to stock options that are exercisable within 60 days.
(6)
Consists of 734,681 shares held directly and 327,500 shares of common stock subject to stock options that are exercisable within 60 days.  Ms. Carr’s business address is 4751 Bonita Bay Blvd., Bonita Springs, FL.

(7)
Consists of 1,209,613 shares held directly, 327,500 shares subject to stock options that are exercisable within 60 days, 2,507,789 shares issuable upon the exercise of warrants, 3,066,000 shares issuable subject to conversion of certain convertible preferred stock and 63 shares owned by Mr. Redstone’s spouse.  Mr. Redstone’s business address is 1065 avenue of the Americas, New York, NY 10018.

(8)
Consists of 208,260 shares held directly, 593,984 shares of common stock subject to presently exercisable common stock purchase warrants and 1,432,301 shares subject to conversion of certain convertible preferred stock.  Vikas Group’s business address is 3730 Schooner Ridge, Alpharetta, GA 30005.

(9)
Consists of 107,231 shares held directly, 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 643,860 shares subject to conversion of certain convertible preferred stock.  Mr. Ranchod’s business address is 3730 Schooner Ridge, Alpharetta, GA 30005.

(10)
Consists of 92,831 shares held directly 300,000 shares of common stock subject to presently exercisable common stock purchase warrants and 521,220 shares subject to conversion of certain convertible preferred stock.  Mr. Ranchod’s business address is 1645 Morningdale Circle, Duluth, GA 30097.

(11)	Consists of 1,120,000 shares of common stock held directly. Triton’s business address is Wilton Center, Suite 470, 515 E. Crossville Rd., Roswell, GA 30075.
(12)
Consists of 274,041 shares held directly, 751,984 shares of common stock subject to presently exercisable common stock purchase warrants and 919,800 shares subject to conversion of certain convertible preferred stock.  Mr. Gasgarth’s business address is Wilton Center, Suite 270, 515 E. Crossville Rd., Roswell, GA 30075.

(13)
Consists of 70,209 shares held directly, 328,427 shares of common stock subject to presently exercisable common stock purchase warrants and 539,616 shares subject to conversion of certain convertible preferred stock.  Mr. Freischlag’s business address is Wilton Center, Suite 470, 515 E. Crossville Rd., Roswell, GA 30075.

(14)
Consists of 807,534 shares held directly, 3,152,000 shares of common stock subject to presently exercisable common stock purchase warrants and 4,709,376 shares subject to conversion of certain convertible preferred stock.  Vestal Venture Capital’s business address is 6471 Enclave Way, Boca Raton, FL 33496.

(15)
Consists of 139,558 shares owned directly, 450,000 shares of common stock subject to stock options that are exercisable within 60 days, 412,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 631,596 shares subject to conversion of certain convertible preferred stock.    The Gorlin’s business address is 950 East Paces Ferry Road, Suite 2860, Atlanta, GA 30326.

(16)
Consists of 241,200 shares held directly, 1,340,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 2,054,220 shares subject to conversion of certain convertible preferred stock.    ADEC’s business address is 172 South Ocean Blvd., Palm Beach, FL 33480

(17)
Consists of 66,666 shares held directly and 6,909,909 shares of common stock subject to conversion of certain convertible notes payable.  Also includes 180,000 shares, 1,000,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 1,533,000 shares subject to conversion of certain convertible preferred stock held in the name of Petit Investments, LP, of which Mr. Petit is the General Partner.    Also includes 288,000 shares, 1,600,000 shares of common stock subject to presently exercisable common stock purchase warrants, and 2,452,800 shares subject to conversion of certain convertible preferred stock held in the name of Cox Road Partners, of which Mr. Petit is the General Partner.  Mr. Petit’s business address is 300 Colonial Center Parkway, Suite 130, Roswell, GA 30076.

(18)
Consists of 156,128 shares held directly, 116,000 shares of common stock subject to presently exercisable common stock purchase warrants, 1,315,314 shares of common stock subject to conversion of certain convertible preferred stock, and 476,856 shares of common stock subject to conversion of certain convertible notes payable.  Also includes 98,280 shares, 611,000 shares of common stock subject to presently exercisable common stock purchase warrants, 837,018 shares of common stock subject to conversion of certain convertible preferred stock, and 282,584 shares of common stock subject to conversion of certain convertible notes payable held in the name of AL III Management Co. LP, of which Mr. Bishop is the General Partner; Mr. Bishop disclaims beneficial ownership of these shares.  Mr. Bishop’s business address is 6105 Weatherley Dr., Atlanta, GA 30328.

(19)
Consists of 66,666 shares held directly and 6,909,909 shares of common stock subject to conversion of certain convertible notes payable.  TVP Investment’s business address is Wilton Center, Suite 470, 515 E. Crossville Rd., Roswell, GA 30075.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We issued notes payable of $131,000 to Edward Redstone, a former director of the Company,  during the three months ended March 31, 2007.  The debt accrued interest at 12% and was uncollateralized. The proceeds of this debt were utilized for working capital purposes.  He exchanged a total of $496,500 of notes and accrued interest of $11,289 as part of the Series B Preferred Stock private placement on March 16, 2007.  In conjunction with the exchange, we issued Mr. Redstone additional warrants to purchase an aggregate of 507,789 shares of the Company’s common stock at an exercise price of $0.375 per share.  The warrants have five-year terms.  The remaining balance of $13,500 and accrued interest totaling $786 was paid in full at June 29, 2007.

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

SIMTROL, INC.

	By:	/s/ Oliver M. Cooper, III
Date: April 26, 2010	Oliver M. Cooper, III, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the following capacities have signed this report below on the dates indicated.

Signature	Title	Date

/s/ Dallas S. Clement	Chairman of the Board	April 26, 2010
Dallas S. Clement

/s/ Oliver M. Cooper, III	Chief Executive Officer	April 26, 2010
Oliver M. Cooper, III

/s/ Stephen N. Samp	Chief Financial Officer	April 26, 2010
Stephen N. Samp	(Principal Financial and Accounting Officer)

/s/ Lee D. Wilder	Director	April 26, 2010
Lee D. Wilder