Form 10-Q
period 2010-03-31
SIMTROL INC
filed 2010-05-17
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010 registrant had 13,807,553 shares of $.001 par value Common Stock outstanding.

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended March 31, 2010

Index

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

	Item 4T.Controls and Procedures	18

PART II.	OTHER INFORMATION

	Item 6. Exhibits	18

SIMTROL, INC.
PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010 (unaudited)	2009
ASSETS
Current assets
Cash and cash equivalents	$20,017	$18,596
Accounts receivable	24,830	30,549
Inventory	19,128	19,128
Prepaid expenses and other assets	18,412	20,173
Interest receivable	3,884	4,603
Total current assets	86,271	93,049

Certificate of deposit-restricted	29,974	29,911
Property and equipment, net	48,427	60,176
Right to license intellectual property, net	8,719	8,719
Note receivable, net of deferred revenue of $393,789 and $400,000, respectively	-	-

Total assets	$173,391	$191,855

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current liabilities
Accounts payable	$324,425	$222,457
Accrued expenses	57,697	100,374
Deferred revenue	27,800	29,638
Derivative liabilities	396,760	518
Notes payable, net	135,691	562,250
Total current liabilities	942,373	915,237

Derivative liabilities	1,746,670	136,231
Deferred rent payable	19,732	20,459
Total liabilities	2,708,775	1,071,927

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $.00025 par value; 10,000,000 shares authorized;
Series A Convertible: 770,000 shares designated; 672,664 outstanding; liquidation value of $2,017,992	167	167
Series B Convertible: 4,700 shares designated; 4,264 outstanding; liquidation value of $3,198,000	1	1
Series C Convertible: 7,900 shares designated; 5,534 outstanding; liquidation value of $4,150,000	14	14
Common stock, 400,000,000 shares authorized;
$.001 par value; 13,807,553 and 13,725,921 issued and outstanding	13,807	13,726
Additional paid-in capital	80,552,748	79,832,011
Accumulated deficit	(83,102,121)	(80,725,991)
Total stockholders' deficit	(2,535,384)	(880,072)
Total liabilities and stockholders’ deficit	$173,391	$191,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Software licenses	$46,675	$75,321
Service and hardware	45,544	175,966
Total revenues	92,219	251,287

Cost of revenues:
Software licenses	-	300
Service and hardware	16,539	107,970
Total cost of revenues	16,539	108,270
Gross profit	75,680	143,017

Operating expenses:
Selling, general, and administrative	337,844	778,651
Research and development	102,101	311,865
Total operating expenses	439,945	1,090,515
Loss from operations	(364,265)	(947,499)

Other income/(expense):
Amortization of debt discount-warrant fair value	(135,691)	-
Finance expense	(956,960)	-
(Loss)/Gain on derivative liabilities	(303,426)	59,200
Interest and other income	5,852	5,986
Interest expense	(28,777)	(420)
Total other income/(expense), net	(1,419,002)	64,766

Net loss	(1,783,267)	(882,733)
Deemed dividend on convertible preferred stock	(592,863)	-
Net loss attributable to common stockholders	$(2,376,130)	$(882,733)

Net loss per common share:
Basic and Diluted	$(0.17)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	13,776,805	10,829,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(1,783,267)	$(882,733)
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of common stock for services	-	3,255
Depreciation and amortization	12,852	19,328
Impairment of right to license intellectual property	-	18,499
Amortization of debt discounts	135,691	-
Stock-based compensation	124,208	223,660
Loss/(gain) on derivative liabilities	303,426	(59,200)
Finance expense	956,960	-
Changes in operating assets and liabilities	152,654	81,690
Net cash used in operating activities	(97,476)	(595,501)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,103)	(12,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	100,000	-

Increase/(decrease) in cash and cash equivalents	1,421	(608,045)
Cash and cash equivalents, beginning of the period	18,596	997,048

Cash and cash equivalents, end of the period	$20,017	$389,003

Cash paid during the periods for interest	$713	$420

Supplemental schedule of non-cash investing and financing activities:

Refinancing of notes payable and accrued interest	$646,295	$-
Common shares issued for notes payable extension	$3,748	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of March 31, 2010, and the condensed consolidated results of operations, and cash flows for all periods presented.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2009 and for each of the two years ended December 31, 2009, and 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 26, 2010.

Note 2 – Going Concern Uncertainty

As of March 31, 2010, the Company had cash and cash equivalents totaling $20,017 and negative working capital of $856,102.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of $1,783,267 and used net cash of $97,476 in operating activities during the three months ended March 31, 2010. While this cash used from operations has decreased significantly from prior year, the Company will require additional funding to fund its development and operating activities during the second quarter of 2010 of at least $100,000.  During February 2010, the Company received $100,000 of net proceeds from the issuance of notes payable and entered into an agreement whereby it exchanged outstanding debt and unpaid interest in the amount of $562,250 and $84,045, respectively (see Note 6), in a new convertible note offering.  This offering was principally used to fund first quarter operations.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company has commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

Also, anti-dilution provisions of the existing Series A, B, and C Convertible Preferred stock might result in additional dilution to existing common shareholders if such financing results in adjustments to the conversion terms of the convertible preferred stock.  The issuance of the convertible notes in February 2010 resulted in dilution to existing common shareholders as terms of the convertible debt resulted in adjustments to the conversion terms of the convertible preferred stock.  (See note 6).  However, if the Company was unable to obtain this additional funding, its business, financial condition and results of operations would be adversely affected.

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

These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	March 31, 2010	March 31, 2009
Options	7,523,450	7,270,950
Warrants	61,051,795	26,548,014
Convertible Preferred Stock	34,143,918	22,318,656
Convertible Notes Payable	15,212,130	-
Totals	117,931,293	56,137,620

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

Recently Implemented Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, As this standard relates specifically to disclosures, the adoption did not have an impact on the Company’s condensed consolidated financial position and results of operations.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASU No. 2010-09 (Topic 855): Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Note 4 – Income Taxes

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

The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company recognized deferred tax assets of approximately $19.5 million, primarily relating to net operating loss carry forwards of approximately $48.7 million at March 31, 2010.  The losses expire through 2030.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $19.5 million is established for the full value of the deferred tax assets at March 31, 2010. The valuation allowance decreased by $53,000 during the three months ended March 31, 2010 due to certain previous losses expiring unused.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 – Stockholders’ Equity

During the three months ended March 31, 2010 and 2009, respectively, the Company issued 6,666 and 28,125 shares of common stock valued at $400 and $4,500 to members of the Board of Directors for attendance at meetings.  These amounts were recorded as selling, general, and administrative expense.

Note 6 – Notes Payable

In February 2010, the Company completed the sale of $746,295 of Participation Interests (“Participation Interests”) in a secured master promissory note (“Master Note”) and five-year warrants to purchase 14,925,900 shares of common stock at an exercise price of $0.05 per share to accredited private investors.  The Master Note includes $646,295 of interest and principal exchanged from past due notes payable originated on May 29, 2009.

The net proceeds of this offering will be used for working capital and general corporate purposes.  Important terms of the Master Note include:

•	The Master Note bears interest at the rate of 12% per annum, is payable December 31, 2010 (“Maturity Date”) and can be pre-paid at any time. Accrued interest is payable in cash on the Maturity Date.

•
The Maturity Date of the Master Note may be extended by the Company for two 30-day periods.  If the Company elects to extend the Maturity Date, the Company will pay a 5% Extension Fee at the conclusion of each such 30-day Extension Period, payable at the option of the Company in cash or the Company’s common stock.  If the Extension fee is paid in common stock, the common stock will be deemed to have a value per share equal to the greater of $0.375 or the 10-day simple average of closing prices on the Over The Counter Bulletin Board (“OTCBB”) for the 10 trading days preceding the date the payment is due.

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

The Investor Warrants have a term ending on the earlier to occur of (i) the fifth anniversary of the Investor Warrant issue date; or (ii) the closing of a change of control event.  The Investor Warrants will have a cashless exercise feature and anti-dilution provisions that adjust both the exercise price and quantity if subsequent equity offerings are completed where the Company issues common stock at a lower effective price per share than the exercise price.  The Investor Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

Assumptions

Risk-free rate	2.38%
Annual rate of dividends	0
Volatility	110.8%
Average life	5 years

The fair value of the warrants, $594,918, was classified as a discount on the notes payable issued during February 2010, and are classified as derivative liabilities due to their re-pricing provisions.  The amount will be amortized over the life of the notes and $108,167 was amortized as finance expense during the three months ended March 31, 2010.  See Note 10.

The fair value of the conversion feature of the notes payable, $302,356, was also determined using Black-Scholes option pricing model and the following assumptions:

Assumptions

Risk-free rate	0.33%
Annual rate of dividends	0
Volatility	110.8%
Term of notes	11 months

The fair value of the conversion feature of the notes payable was recorded as a derivative liability due to the re-pricing provision and $151,377 of the fair value was classified as a debt discount and will be amortized over the life of the notes.  Amortization totaling $27,524 was charged as additional finance expense in the three months ended March 31, 2010 for the conversion feature option of the debt.  The balance of the fair value of $150,979 was recorded as an additional finance expense because the fair value of the conversion feature and the warrants exceeded the face value of the notes payable.  See Note 10.

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

The common share equivalents represented by the three Series of Convertible Preferred Stock as of March 31, 2010, therefore, increased as follows:

•	Series A from 2,690,656 to 4,103,250
•	Series B from 8,528,000 to 13,073,424
•	Series C from 11,068,000 to 16,967,244

The fair value of the increased number of common shares resulting from the change in conversion rates of $592,863 was recorded as a deemed preferred dividend in the three months ended March 31, 2010.

Note 7 - Stock Based Compensation

On January 1, 2006, the Company adopted, using the modified prospective application, ASC 718, “Compensation-Stock Compensation” (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under ASC 718, share-based payment awards result in a cost that will be measured at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The expenses are included in selling, general, and administrative or research and development expense depending on the grant recipient.

Compensation costs for awards that vest will not be reversed if the awards expire without being exercised.  Stock compensation expense under ASC 718 was $124,208 and $223,660 during the three months ended March 31, 2010 and 2009, respectively.  Of these totals, $109,139 and $178,049 and $15,069 and $45,611 were classified as selling, general, and administrative expense and research and development expense during the three months ended March 31, 2010 and 2009, respectively.

The Company uses historical data to estimate option exercise and employee termination within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 785,000 and 150,000 shares issued during the three months ended March 31, 2010 and 2009, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $27,299 and $17,603, with the following weighted-average assumptions.

	For the three months ended March 31,
Assumptions	2010	2009

Risk-free rate	1.44%	1.90%
Annual rate of dividends	0%	0%
Volatility	113.4%	107.8%
Average life	3.6 years	5 years

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of March 31, 2010 and changes during the three months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2010	6,894,700	$0.67
Granted	785,000	$0.05
Exercised	-	$-
Terminated	-	$-
Expired	(250)	$4.70
Forfeited	(156,000)	$0.53
Outstanding at March 31, 2010	7,523,450	$0.62	6.8
Exercisable at March 31, 2010	5,210,112	$0.68	6.1

The weighted-average grant-date fair values of options granted during the three months ended March 31, 2010 and 2009 were $0.04 and $0.12, respectively.   No options were exercised during the three months ended March 31, 2010.

As of March 31, 2010, there was $379,225 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.25 years.

At March 31, 2010, 17,378,050 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

On January 18, 2010, the Company granted options to purchase 785,000 shares of stock to six employees with an exercise price equal to the fair market value of the stock on that date.  The shares vest on the one-year anniversary of the grant date.

Note 8- Major Customers

Revenue from three customers comprised 95% of consolidated revenues for the three months ended March 31, 2010. At March 31, 2010, related accounts receivable of $22,650 from one of these three customers comprised 91% of consolidated receivables.

Revenue from four customers comprised 91% of consolidated revenues for the three months ended March 31, 2009.

Note 9 – Intangibles

In conjunction with the purchase of the Integrated Digital Systems (“IDS”) interest in Justice Digital Solutions, LLC (“JDS”) in November 2006, the Company recorded an intangible asset of $130,000 on November 28, 2006, representing the fair value of 500,000 shares of common stock paid and payable to IDS, to reflect the value of the license to use the OakVideo Software.  Prior to December 31, 2008, the amount was being amortized over the estimated remaining life of the license agreement for JDS’ use of the OakVideo software through October 2015.  At December 31, 2008, the Company recorded an impairment charge of $76,782 to reduce the value of the intangible to the amount of gross profit anticipated from purchase orders previously received for the Company’s Curiax Arraigner software.  At March 31, 2009, the Company recorded an impairment charge of $18,499 to reduce the value of the intangible to the amount of gross profit anticipated for one remaining purchase order for sale of the Company’s Curiax Arraigner software.  This installation has not yet been completed  The charge during the three months ended March 31, 2009 equaled the approximate gross profit on the revenue recorded for a Curiax Arraigner sale made during the three months ended March 31, 2009.  Due to difficulties in gaining end user acceptance of the product, the Company is unable to estimate whether any additional future sales of the product will take place.

Note 10 – Derivatives

In September 2008, the FASB finalized Update ASC 815-40, “Derivatives and Hedging”, “Contracts in an Entity’s Own Equity”.  Under the update, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent and investors in 2005 (“2005 Warrants”) do not have fixed settlement provisions because their exercise prices, may be lowered if the Company issues securities at lower prices in the future.  Also, convertible notes and warrants issued to investors in a private placement of convertible notes and warrants on May 29, 2009 (“2009 Warrants”) do not contain fixed settlement provisions.  (See Note 6).   In accordance with the update, the Placement Agent Warrants and 2005 Warrants were re-characterized as derivative liabilities in 2009 and the 2009 Warrants were classified as derivative liabilities. The update requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On February 1, 2010, in accordance with the anti-dilution provisions of the 2005 Warrants to purchase 1,233,691 shares of common stock, warrant holders had the exercise prices of the warrants adjusted from $0.375 per share to $0.05 per share.  Also, in accordance with the anti-dilution provisions of certain warrants to purchase 2,998,667 shares of common stock that were issued on May 29, 2009, warrants to purchase an additional 19,491,336 shares of common stock were issued to these holders and their exercise prices were adjusted from $0.375 to $0.05 per share.  A finance expense charges of $17,168, was recorded on that date to reflect the fair value of the exercise price adjustments to the 2005 Warrants.  A finance expense charge of $788,812 was recorded on that date to reflect the fair value of the quantity and exercise price adjustments to the 2009 Warrants.  In conjunction with the notes payable issued during February 2010, the Company issued warrants to purchase 14,925,900 shares of common stock with an exercise price of $0.05 (“2010 Warrants”).  The exercise price of these warrants adjusts downward if the Company issues any future convertible debt or equity instruments with exercise prices lower than $0.05.  See Note 6.

The notes payable issued by the Company in February 2010 are classified as short-term derivative liabilities due to the re-pricing mechanism in the note terms and the December 31, 2010 due date of the notes.

The Derivative Warrants and Notes Payable conversion feature were valued using the Black-Scholes option pricing model and the following assumptions:

		Dec. 31,
	March 31, 2010	2009
2005 Warrants:
Risk-free rate	0.16%	0.20%
Annual rate of dividends	0	0
Volatility	107.7%	113.4%
Weighted Average life (years)	0.25	0.5

2009 Warrants:
Risk-free rate	2.55%	2.69%
Annual rate of dividends	0	0
Volatility	107.7%	113.4%
Weighted Average life (years)	4.2	4.4

2010 Warrants:
Risk-free rate	2.55%	-
Annual rate of dividends	0	-
Volatility	107.7%	-
Weighted Average life (years)	4.8	-

2010 Convertible Notes Payable
Risk-free rate	0.40	-
Annual rate of dividends	0	-
Volatility	107.7%	-
Weighted Average life (years)	0.75	-

Fair Value	$2,143,430	$136,749

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

At March 31, 2010, the derivative liability associated with the 2005 Warrants, 2009 Warrants, 2010 Warrants and the conversion feature of the notes payable were revalued, and the $303,426 increase in the derivative liability at March 31, 2010 is included as other expense in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2010.

Note 11 - Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010
	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$2,143,430	$-	$-	$2,143,430

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2010	2009

Beginning balance	$(136,749)	$(110,663)
Net unrealized (loss)/gain on derivative financial instruments	(303,426)	59,200
New derivative liabilities issued	(1,703,255)	-
Ending balance	$(2,143,430)	$(51,463)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the material factors affecting our results of operations and the significant changes in the balance sheet items. The notes to our condensed consolidated financial statements included in this report and the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2009 should be read in conjunction with this discussion and our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•
Revenue recognition. We follow the guidance of the ASC 605-10-599 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery or installation has been completed, (iii) the customer accepts and verifies receipt, and (iv) collectability is reasonably assured.  Certain judgments affect the application of its revenue policy.  Revenue consists of the sale of device control software and related maintenance contracts on these systems.  Revenue on the sale of hardware is recognized upon shipment.  The Company generally recognizes revenue from Device ManagerTM software sales upon shipment as it sells the product to audiovisual integrators, net of estimated returns and discounts.  Revenue on maintenance contracts is recognized over the term of the related contract.

•
Capitalized software development costs. Our policy on capitalized software development costs determines the timing of our recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or is capitalized. Software development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, using the greater of the income forecast method or on a straight-line basis over the useful life of the product. Management is required to use professional judgment in determining whether research and development costs meet the criteria for immediate expense or capitalization. We did not capitalize any software and research and development costs during either 2010 or 2009 and all assets were fully amortized by December 31, 2006.  Our research and development efforts during 2009 and 2010 primarily involved product improvements to our Device Manager and Video Visitation products to improve their functionality and ease of use for end users.

•
Impairment of Long-Lived Assets. We record impairment losses on assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.  We recorded an impairment of approximately $18,000 in the three months ended March 31, 2009 to lower the carrying value of our right to license intellectual property based on estimated future gross profit from sales of our Curiax Arraigner software product and due to sales that occurred during the period.  No impairment was recorded in the three months ended March 31, 2010.  See Note 9 to our condensed consolidated financial statements.

•
Derivative Financial Instruments.  We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks and we evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 10 to our condensed consolidated financial statements.

FINANCIAL CONDITION

During the three months ended March 31, 2010, total current assets decreased approximately 7% to $86,271 from $93,049 at December 31, 2009.  The decrease in assets was primarily due to the approximately $97,000 of cash used to fund operations during the period.

Total liabilities increased $1,636,848 during the three months ended March 31, 2010 due primarily to the classification of investor warrants issued during the quarter as long-term derivative liabilities.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenues

Revenues were $92,219 and $251,287 for the three months ended March 31, 2010 and 2009, respectively. The 63% decrease for the three months ended March 31, 2010 was due primarily to two large sales of Curiax Arraigner and Curiax Court Recording software and hardware revenues in conjunction with a sale at one county last year, as well as two larger installations in the education market. Both sales involved significant amounts of lower margin hardware.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues decreased $91,731, or 85%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due primarily to hardware costs associated with the Curiax Arraigner and Court Recording sales above as these sales involved a high mix of hardware revenues.  We anticipate that gross profit as a percentage of revenues will increase in the future as our mix of software licenses versus hardware and service revenues increases.  Higher current year margins were due to a greater mix of software sales and increased service revenues.

Gross margins were approximately 82% and 57% for the three months ended March 31, 2010 and 2009.  The current period margins are more indicative of our expected mix of software and service revenues versus the higher hardware sales experienced in the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $337,844 and $778,651 for the three months ended March 31, 2010 and 2009, respectively. The 57% decrease in the expenses for three-month period ended March 31, 2010 resulted primarily from a decrease in headcount which occurred during the second half of 2009 and continued during the three months ended March 31, 2010, as well as reduced salaries for certain personnel in order to reduce cash used from operations.  These ongoing efforts to reduce cash used from operations have reduced cash usage significantly, but have not resulted in positive cash flow from operations, and we require additional fundraising to fund operations.  Decreased stock-based compensation of approximately $69,000 was due to lower stock option fair values for grants made to employees during the current period, as well as decreases in the number of options that vested during the period due to full vesting of prior grants.

Research and Development Expenses

Research and development costs were $102,101 and $311,685 for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010 and 2009, we did not capitalize any software development costs related to new products under development as our research and development efforts during 2009 and 2010 primarily involved product improvements to our Device ManagerTM and Video Visitation products to improve their functionality and ease of use for end users.

The 67% decrease in expense during the current period resulted primarily from lower salary costs due to the personnel reductions, as well as lower stock-based compensation of approximately $31,000 due to the lower number of options that vested during the period and the lower fair value of grants made during the three months ended March 31, 2010.  Also, in order to reduce cash used from operations, we have discontinued the use of outsourced software development services, for which we incurred approximately $17,000 in the three months ended March 31, 2009.

Other (Income)/Expense

Other expense of $1,419,002 for the three months ended March 31, 2010 consisted primarily of $956,960 to record the finance expense associated with the issuance of certain warrants in conjunction with the February 2010 financing as well as the excess of the fair value of the warrants and the conversion feature of the notes payable versus the actual proceeds received from the offering.  Additionally, we recorded $135,691 expense to record amortization of the fair value of the warrants granted to noteholders as part of the convertible notes we issued in February 2010, and $303,426 to record the loss on derivative liabilities during the current period for the increase in estimated fair value of warrants and the conversion feature of our notes payable.  The value of the derivative liabilities increased significantly during the quarter due to the issuance of approximately 19 million additional warrants to holders of warrants issued in 2009 that contained both quantity and price re-set provisions, as well as approximately 14 million warrants issued to noteholders in the 2010 note financing.  See notes 6 and 10 to our condensed consolidated financial statements.

Other income of $64,766 during the three months ended March 31, 2009 consisted of a $59,200 gain on our derivative liabilities during the period as well as $5,566 interest earned on our cash balances during the current period.  The derivative liabilities decreased during that period due primarily to expirations of warrants as well as decreases in the remaining term of the warrants, a lower Company stock price, and lower interest rates at March 31, 2009 compared to January 1, 2009.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the three months ended March 31, 2010 was $1,783,267 compared to a net loss of $882,733 for the three months ended March 31, 2009. The loss during the current period was due primarily to derivative liability and financing costs noted above associated with our February 2010 financing, as we decreased our loss from operations by 62%, or approximately $583,000, due to our reductions in expenses to reduce cash used from operations.  Net loss attributable to common shareholders included a charge of $592,863 to record the increased fair value of the conversion feature of the preferred stock resulting from the change in the conversion rate of our convertible preferred stock as a result of our February 2010 financing.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the three months ended March 31, 2010 of $1,783,267, cash used in operating activities amounted to $97,476 during the three months ended March 31, 2010, and an accumulated deficit of $83.1 million at March 31, 2010, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations.

Our cash used from operations decreased during 2010 primarily due to measures we undertook to reduce our cash used from operations, including terminating employees and reducing the salaries of all employees by 50% effective August 14, 2009.  Certain personnel have had their salaries returned to their original levels, but until we significantly increase revenues, we anticipate that we will continue to operate with minimal headcount and reduced salaries for certain employees.

Historically, we have relied on private placement issuances of equity and debt.  We need to raise additional working capital during second quarter 2010 to fund our ongoing operations and growth. We have commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that we will be successful in raising this capital.  If we successfully raise additional capital through the issuance of debt, this will increase our interest expense and the warrants will dilute our existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

As of March 31, 2010, we had cash and cash equivalents of $20,017.  We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM product line.  This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. As with our note issuance for approximately $746,000 during February 2010 ($100,000 new notes issuance and approximately $646,000 of note principal and interest contributed from our May 2009 financing), such financings may trigger certain anti-dilution provisions of existing warrants and our convertible preferred stock and be dilutive to existing common shareholders.  See notes 6 and 10 to our condensed consolidated financial statements.

We used $595,501 in cash from operating activities during the three months ended March 31, 2009 due primarily to our net loss during the period of $882,733.  During the three months ended March 31, 2010 and 2009, respectively, we used $1,103 and $12,544 in investing activities primarily to purchase new computer equipment.

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

The Company expects to spend less than $25,000 for capital expenditures for the remainder of fiscal 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2010, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIMTROL, INC.

Date: May 17, 2010	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)