Form 10-Q
period 2010-06-30
SIMTROL INC
filed 2010-08-23
CIK 846775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 20, 2010 registrant had 15,090,902 shares of $.001 par value Common Stock outstanding.

SIMTROL, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended June 30, 2010

Index

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

		Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	5

		Notes to Condensed Consolidated Financial Statements (unaudited)	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	20

SIMTROL, INC.
PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010 (unaudited)	2009
ASSETS
Current assets
Cash	$24,766	$18,596
Accounts receivable	12,781	30,549
Inventory	18,857	19,128
Prepaid expenses and other current assets	14,179	20,173
Interest receivable	1,263	4,603
Total current assets	71,846	93,049

Certificate of deposit-restricted	-	29,911
Property and equipment, net	37,861	60,176
Right to license intellectual property, net	8,719	8,719
Note receivable, net of deferred revenue of $363,789 and $400,000, respectively	-	-
Total assets	$118,426	$191,855

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current liabilities
Accounts payable	$351,862	$222,457
Accrued expenses	69,445	100,374
Deferred revenue	26,188	29,638
Derivative liabilities	72,078	518
Notes payable, net	387,138	562,250
Total current liabilities	906,711	915,237

Derivative liabilities	788,952	136,231
Deferred rent payable	19,005	20,459
Total liabilities	1,714,668	1,071,927

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $.00025 par value; 10,000,000 shares authorized;
Series A Convertible: 770,000 shares designated; 672,664 outstanding; liquidation value of $2,017,992	167	167
Series B Convertible: 4,700 shares designated; 4,264 outstanding; liquidation value of $3,198,000	1	1
Series C Convertible: 7,900 shares designated; 5,534 outstanding; liquidation value of $4,150,000	14	14
Common stock, 400,000,000 shares authorized; $.001 par value; 15,090,902 and 13,725,921 issued and outstanding	15,090	13,726
Additional paid-in capital	80,759,533	79,832,011
Accumulated deficit	(82,371,047)	(80,725,991)
Total stockholders' deficit	(1,596,242)	(880,072)
Total liabilities and stockholders’ deficit	$118,426	$191,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues:
Software licenses	$5,900	$1,000 $	52,575	$76,321
Service and hardware	52,497	19,103	98,041	195,068
Total revenues	58,397	20,103	150,616	271,389
Cost of revenues:
Software licenses	-	-	-	300
Service and hardware	25,953	6,146	42,492	114,116
Total cost of revenues	25,953	6,146	42,492	114,416
Gross profit	32,444	13,956	108,124	156,973

Operating expenses:
Selling, general, and administrative	258,444	595,628	596,288	1,374,278
Research and development	69,367	289,008	171,468	600,873
Total operating expenses	327,811	884,636	767,756	1,975,151

Loss from Operations	(295,367)	(870,680)	(659,632)	(1,818,178)

Other income/(expenses):
Amortization of debt discount-warrant fair value and note conversion feature	(219,648)	(80,408)	(355,339)	(80,408)
Finance expense	-		(956,960)
Amortization of debt issuance costs	-	(5,781)	-	(5,781)
Gain/(loss) on derivative liabilities	1,375,601	(160,706)	1,072,175	(101,506)
Interest income	5,838	3,825	11,691	9,810
Interest expense	(24,309)	(12,173)	(53,087)	(12,593)
Total other income/(expense), net	1,137,482	(255,243)	(281,520)	(190,478)

Net Income/(loss)	842,115	(1,125,923)	(941,152)	(2,008,656)
Dividends on convertible preferred stock paid in common stock	(38,500)	(359,338)	(38,500)	(359,338)
Deemed dividend on convertible preferred stock	(72,541)	-	(665,404)	-
Net income/(loss) attributable to common stockholders	$731,074	$(1,485,261)	(1,645,056)	$(2,367,994)

Net income/(loss) per common share, basic and diluted:
Basic	$0.05	$(0.14)	$(0.12)	$(0.22)
Diluted	$0.01	$(0.14)	$(0.12)	$(0.22)
Weighted average shares outstanding:
Basic	13,821,655	10,935,736	13,799,354	10,883,077
Diluted	64,882,399	10,935,736	13,799,354	10,883,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(941,152)	$(2,008,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	3,255
Depreciation and amortization	23,418	38,974
Impairment of right to license intellectual property	-	18,499
Amortization of debt discounts	355,339	80,408
Finance expense	956,960	-
Stock-based compensation	221,234	424,687
(Gain)/loss on derivative liabilities	(1,072,175)	101,506
Loss on disposal of property	-	6,513
Changes in operating assets and liabilities	208,343	167,991
Net cash used in operating activities	(248,033)	(1,166,822)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,103)	(18,267)
Redemption of certificate of deposit	30,306	-
Net cash provided by/(used) in investing activities	29,203	(18,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable issuance	225,000	537,329
Net cash provided by financing activities	225,000	537,329

Increase/(decrease) in cash and cash equivalents	6,170	(647,760)
Cash and cash equivalents, beginning of the period	18,596	997,048

Cash and cash equivalents, end of the period	$24,766	$349,288

Supplemental schedule of non-cash investing and financing activities:

Refinancing of notes payable and accrued interest	$646,295	$-
Common shares issued for notes payable extension	$3,748	$-
Issuance of common stock for payment of preferred stock dividends	$38,500	$359,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIMTROL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.  It is management’s opinion that these statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of June 30, 2010, and the condensed consolidated results of operations, and cash flows for all periods presented.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

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

Certain amounts in the 2009 condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the 2010 consolidated financial statements.  These reclassifications have no effect on previously reported net loss.

Note 2 – Going Concern Uncertainty

As of June 30, 2010, the Company had cash totaling $24,766 and negative working capital of $837,261.  Since inception, the Company has not achieved a sufficient level of revenue to support its business and incurred a net loss of 941,152 and used net cash of $248,033 in operating activities during the six months ended June 30, 2010. While this cash used in operations has decreased significantly from prior year, the Company will require additional funding to fund its development and operating activities during the third quarter of 2010 of at least $75,000.  During the six months ended June 30, 2010, the Company received $225,000 of net proceeds from the issuance of notes payable and entered into an agreement whereby it exchanged outstanding debt and unpaid interest in the amount of $562,250 and $84,045, respectively (see Note 6), in a new convertible note offering.  This offering was principally used to fund operations.  Historically, the Company has relied on private placement issuances of equity and debt.  The Company has commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that the Company will be successful in raising this capital.  If capital is successfully raised through the issuance of debt, this will increase interest expense and the warrants will dilute existing shareholders.  If the Company is not successful in raising this capital, the Company may not be able to continue as a going concern.  In that event, the Company may be forced to cease operations and stockholders could lose their entire investment in the Company.

Also, anti-dilution provisions of the existing Series A, B, and C Convertible Preferred stock might result in additional dilution to existing common shareholders if such financing results in adjustments to the conversion terms of the convertible preferred stock.  The issuance of the convertible notes in the first half of 2010 resulted in dilution to existing common shareholders as terms of the convertible debt resulted in adjustments to the conversion terms of the convertible preferred stock.  (See note 6).  However, if the Company was unable to obtain this additional funding, its business, financial condition and results of operations would be adversely affected.

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

Gain/(Loss) Per Share
ASC 260 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

The Company currently has outstanding convertible debt and convertible preferred stock that would lower the EPS as reported by the Company if converted.  The following table reconciles the numerator and denominator for the calculation of diluted EPS:

For the
three months ended June 30, 2010

Basic net income attributable to common stockholders
Numerator:
Basic net income attributable to common shareholders	$731,074
Convertible debt interest	$23,741
Amortization of debt discounts	$219,648
Gain on derivative liabilities due to convertible debt	$ (325,565)
Deemed preferred dividend on convertible preferred stock	$72,541
Dividends on convertible preferred stock paid in common stock	$38,500
Net income available to common stockholders	$759,939

Weighted average basic shares outstanding	13,821,655

Net income per basic share	$0.05
Denominator:
Weighted average basic shares outstanding	13,821,655

Weighted average effect of dilutive securities:
Convertible preferred stock	34,876,086
Convertible debt	16,184,658
Weighted average diluted shares outstanding	64,882,339

Net income per diluted share	$0.01

The following equity securities are not reflected in diluted loss per share for the six months ended June 30, 2010, and the three and six months ended June 30, 2009 because their effects would be anti-dilutive:

	June 30, 2010	June 30, 2009
Options	6,774,700	7,270,950
Warrants	62,948,795	28,427,465
Convertible Preferred Stock	36,059,048	22,286,656
Convertible Notes Payable	18,186,954	1,529,156
Total	123,969,497	59,514,227

Accordingly, basic and diluted net loss per share are identical for the six months ended June 30, 2010 and 2009, respectively, as well as the three months ended June 30, 2009.

All warrants and options to purchase common stock outstanding at June 30, 2010 had exercise prices greater than the Company’s stock price and are not included in the calculation of diluted earnings per share for the three months ended June 30, 2010.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.  The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on the term of the underlying derivative instrument.  See Note 9.

Note 4 – Income Taxes

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

The Company has not utilized any of its NOL carryforwards as it has never reported taxable income.  The Company recognized deferred tax assets of approximately $19.8 million, primarily relating to net operating loss carry forwards of approximately $49.1 million at June 30, 2010.  The losses expire through 2030.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits; therefore, a valuation allowance of $19.8 million is established for the full value of the deferred tax assets at June 30, 2010. The valuation allowance increased by $149,000 during the six months ended June 30, 2010 due to losses incurred during the current year exceeding previous losses that expired unutilized during the period.  For the six months ended June 30, 2009, the valuation allowance decreased by approximately $736,000, due to certain net operating losses expiring unused.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Note 5 – Stockholders’ Equity

During the six months ended June 30, 2010 and 2009, respectively, the Company issued 6,666 and 35,625 shares of common stock valued at $400 and $6,600 to members of the Board of Directors for attendance at meetings.  These amounts were recorded as selling, general, and administrative expense.  The Company did not issue any shares during the three months ended June 30, 2010.

Note 6 – Notes Payable

During the six months ended June 30, 2010, the Company completed the sale of $871,295 of Participation Interests (“Participation Interests”) in a secured master promissory note (“Master Note”) and five-year warrants to purchase 17,925,900 shares of common stock at an exercise price of $0.05 per share to accredited private investors.  The Master Note includes $646,295 of interest and principal exchanged on February 4, 2010 from past due notes payable originated on May 29, 2009.  A total of $746,295 of the Participation Interests were originated on February 4, 2010, $100,000 on May 18, 2010, and $25,000 on June 30, 2010.

The net proceeds of this offering were used for working capital and general corporate purposes.  Important terms of the Master Note include:

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

Assumptions

Risk-free rate	1.79%-2.38%
Annual rate of dividends	0
Volatility	106.0%-110.8%
Average life	5 years

The fair value of the warrants, $665,993, was classified as a discount on the notes payable issued during the six months ended June 30, 2010, and are classified as derivative liabilities due to their re-pricing provisions.  The amount will be amortized over the life of the notes and $174,354 and $282,521 was amortized as finance expense during the three and six months ended June 30, 2010.  See Note 9.

The fair value of the conversion feature of the notes payable, $324,482, was also determined using Black-Scholes option pricing model and the following assumptions:

Assumptions

Risk-free rate	0.22%-0.33%
Annual rate of dividends	0
Volatility	105.5%-110.8%
Term of notes	6-11 months

The fair value of the conversion feature of the notes payable was recorded as a derivative liability due to the re-pricing provision and $173,503 of the fair value was classified as a debt discount and will be amortized over the life of the notes.  Amortization totaling $45,294 and $72,817 was charged as additional finance expense in the three and six months ended June 30, 2010 for the conversion feature option of the debt.  The balance of the fair value of $150,979 of the note conversion feature for those notes originated in February 2010 was recorded as an additional finance expense because the fair value of the conversion feature and the warrants exceeded the face value of the notes payable.  See Note 9.

Pursuant to the terms of the Certificates of Designation of Preferences, Rights, and Limitations (the “Certificates”) of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock of the Company, the issuance of the convertible notes payable with $0.05 conversion price in each instance during 2010 represents a Dilutive Issuance and adjusts the Conversion Shares of each class of Convertible Preferred Stock as follows:

•	Series A changes from 4 shares common per one share of preferred to 6.5 shares common
•	Series B changes from 2,000 shares common per one share of preferred to 3,234 shares common
•	Series C changes from 2,000 shares common per one share of preferred to 3,234 shares common

The common share equivalents represented by the three Series of Convertible Preferred Stock as of June 30, 2010, therefore, increased as follows:

•	Series A from 2,690,656 to 4,372,316
•	Series B from 8,528,000 to 13,789,766
•	Series C from 11,068,000 to 17,896,956

The fair value of the increased number of common shares resulting from the change in conversion rates of $72,541 and $665,404 was recorded as a deemed preferred dividend in the three months and six months ended June 30, 2010.

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

Under ASC 718, share-based payment awards result in a cost, measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.  Stock compensation expenses under ASC 718 were $97,026 and $201,028 during the three months ended June 30, 2010, and 2009 respectively.  Of these totals, $11,711 and $44,981 was classified as research and development expense and $85,315 and $156,047 was classified as selling, general, and administrative expense for the three months ended June 30, 2010 and 2009, respectively.  Stock compensation expenses under ASC 718 were $221,234 and $424,687 during the six months ended June 30, 2010 and 2009, respectively.  Of these totals $26,780 and $90,593 were classified as research and development expense and $194,454 and $334,094 were classified as selling, general, and administrative expensed during the six months ended June 30, 2010 and 2009, respectively.

The Company uses historical data to estimate option exercise and employee termination data within the valuation model and historical stock prices to estimate volatility.  The fair value for options to purchase 785,000 and 150,000 shares issued during the six months ended June 30, 2010 and 2009, respectively, were estimated at the date of grant using a Black-Scholes option-pricing model to be $27,299 and $17,603, with the following weighted-average assumptions.

	For the six months ended June 30,
Assumptions	2010	2009

Risk-free rate	1.44%	1.90%
Annual rate of dividends	0%	0%
Volatility	113.4%	107.8%
Average life	3.6 years	5 years

For the three months ended June 30, 2010 and 2009, respectively, the Company did not grant any stock options.

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

A summary of option activity under the Company’s 1991 Stock Option Plan and the Company’s 2002 Equity Incentive Plan as of June 30, 2010 and changes during the six months then ended are presented below:

		Weighted- Average	Weighted-Average Remaining
	Shares	Exercise Price	Term (in years)
Outstanding January 1, 2010	6,894,700	$0.67
Granted	785,000	$0.05
Exercised	-	$-
Terminated	-	$-
Expired	(250)	$4.70
Forfeited	(904,750)	$0.54
Outstanding at June 30, 2010	6,774,700	$0.63	6.6
Exercisable at June 30, 2010	4,772,528	$0.72	5.8

The weighted-average grant-date fair values of options granted during the six months ended June 30, 2010 and 2009 were $0.04 and $0.12, respectively.   No options were exercised during the six months ended June 30, 2010.  The intrinsic value of the Company’s stock options at June 30, 2010 is $0.

As of June 30, 2010, there was $281,463 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2002 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of 1.3 years.

At June 30, 2010, 18,126,800 options remain available for grant under the 2002 Equity Incentive Plan.  No options are available to be issued under the 1991 Stock Option Plan.

On January 18, 2010, the Company granted options to purchase 785,000 shares of stock to six employees with an exercise price equal to the fair market value of the stock on that date.  The shares vest on the one-year anniversary of the grant date.

Note 8 - Major Customers

Revenue from two customers and four customers comprised 95% and 91% of condensed consolidated revenues for the three and six months ended June 30, 2010, respectively. At June 30, 2010, related accounts receivable of $9,313 from one of these customers comprised 73% of consolidated receivables.

Revenue from four customers comprised 91% and 92% of consolidated revenues for the three and six months ended June 30, 2009, respectively.

Note 9 – Derivatives

In September 2008, the FASB finalized Update ASC 815-40, “Derivatives and Hedging”, “Contracts in an Entity’s Own Equity”.  Under the update, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The warrants issued to a placement agent and investors in 2005 (“2005 Warrants”) do not have a fixed settlement provision because their exercise price may be lowered if the Company issues securities at lower prices in the future.  Also, convertible notes and warrants issued to investors in a private placement of convertible notes and warrants on May 29, 2009 (“2009 Warrants”) do not contain a fixed settlement provision.  (See Note 6).  In accordance with the update, 2005 Warrants were re-characterized as derivative liabilities in 2009 and the 2009 Warrants were classified as derivative liabilities. The update requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

In February 2010, in accordance with the anti-dilution provisions of the 2005 Warrants to purchase 1,233,691 shares of common stock, warrant holders had the exercise prices of the warrants adjusted from $0.375 per share to $0.05 per share.  Also, in accordance with the anti-dilution provisions of certain warrants to purchase 2,998,667 shares of common stock that were issued on May 29, 2009, warrants to purchase an additional 19,491,336 shares of common stock were issued to these holders and their exercise prices were adjusted from $0.375 to $0.05 per share.  A finance expense charge of $17,168 was recorded on that date to reflect the fair value of the exercise price adjustments to the 2005 Warrants.  A finance expense charge of $788,812 was recorded on that date to reflect the fair value of the quantity and exercise price adjustments to the 2009 Warrants.  In conjunction with the notes payable issued during the six months ended June 30, 2010, the Company issued warrants to purchase 17,425,900 shares of common stock with an exercise price of $0.05 (“2010 Warrants”).  The exercise price of these warrants adjusts downward if the Company issues any future convertible debt or equity instruments with exercise prices lower than $0.05 (See Note 6).

The embedded conversion feature of the notes payable issued by the Company in during the six months ended June 30, 2010 is classified as a short-term derivative liability due to the re-pricing mechanism in the note terms and the December 31, 2010 due date of the notes.

The Derivative Warrants and Notes Payable conversion features were valued using the Black-Scholes option pricing model and the following assumptions:

	June 30,	Dec. 31,
	2010	2009
2005 Warrants:
Risk-free rate	0.17%	0.20%
Annual rate of dividends	0	0
Volatility	106.0%	113.4%
Weighted Average life (years)	0.08	0.5

2009 Warrants:
Risk-free rate	1.79%	2.69%
Annual rate of dividends	0	0
Volatility	106.0%	113.4%
Weighted Average life (years)	3.9	4.4

2010 Warrants:
Risk-free rate	1.79%	-
Annual rate of dividends	0	-
Volatility	106.0%	-
Weighted Average life (years)	4.6-5.0	-

2010 Convertible Notes Payable
Risk-free rate	0.22%	-
Annual rate of dividends	0	-
Volatility	106.0%	-
Weighted Average life (years)	0.5	-

Total Fair Value	$861,030	$136,749

ASC 815-40 was implemented in the first quarter of 2009 and is reported as the cumulative effect of a change in accounting principles. At January 1, 2009, the cumulative effect on the accounting for the warrants was recorded as decrease in additional accumulated deficit by $1,599,708. The difference was recorded as derivative liability for $110,663. At June 30, 2009, the derivative liabilities associated with the Placement Agent and 2005 Warrants were revalued, the $66,763 increase in the derivative liability at June 30, 2009 is included as other expense in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2009.  The fair value of the 2009 Warrants was estimated at $450,770 at the date of issuance and this amount was classified as a derivative liability and as a discount on the notes payable issued on that date.  This amount will be amortized over the life of the convertible notes and $80,408 was amortized as a financing expense during the six months June 30, 2009.  The 2009 Warrants were revalued as of June 30, 2009 and the $93,943 increase in the value of the derivative liability is included as other expense in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2009.

At June 30, 2010, the derivative liabilities associated with the 2005 Warrants, 2009 Warrants, 2010 Warrants and the conversion feature of the notes payable were revalued, and the $1,375,601 decrease in the derivative liability at June 30, 2010 is included as other income in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2010.  The decrease in value during the three and six months ended June 30, 2010 was primarily due to the decline in the Company’s stock price to $0.02 at June 30, 2010, as well as the expiration of certain warrants and the shorter remaining term of the warrants and note payable at that date.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010
	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$861,030	$-	$-	$861,030

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

The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$(2,143,430)	$(51,463)	$(136,749)	$(110,663)
Net unrealized gain/(loss) on derivative financial instruments	1,375,601	(160,706)	1,072,175	(101,506)
New derivative liabilities issued	(93,201)	(450,770)	(1,796,456)	(450,770)
Ending balance	$(861,030)	$(662,939)	$(861,030)	$(662,939)

Note 11 – Subsequent Events

The Company issued an additional $25,000 convertible note payable and warrants to purchase 500,000 shares of common stock with an exercise price of $0.05 per share on August 19, 2010.  Pursuant to the terms of the Certificates of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, and Series C Convertible Preferred Stock of the Company, the issuance of the convertible notes payable with $0.05 conversion price represents a Dilutive Issuance and adjusts the Conversion Shares of each class of Convertible Preferred Stock as follows:

•	Series A changes from 6.5 shares common per one share of preferred to 6.54 shares common
•	Series B changes from 3,234 shares common per one share of preferred to 3,270 shares common
•	Series C changes from 3,234 shares common per one share of preferred to 3,270 shares common

The common share equivalents represented by the three Series of Convertible Preferred Stock as of June 30, 2010, therefore, increased as follows:

•	Series A from 4,372,316 to 4,399,223
•	Series B from 13,789,766 to 13,943,280
•	Series C from 17,896,956 to 18,096,180

The fair value of the increased number of common shares resulting from the change in conversion rates of approximately $8,000 will be recorded as a deemed preferred dividend in the three and nine months ended September 30, 2010.

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

FINANCIAL CONDITION

During the six months ended June 30, 2010, total current assets decreased approximately 23% to $71,846 from $93,049 at December 31, 2009.  The decrease in assets was primarily due to the approximately $248,000 of cash used to fund operations during the period.

Total liabilities increased $642,741 during the six months ended June 30, 2010 due primarily to the issuance of convertible notes payable and warrants during the current year classified as derivative liabilities due to their repricing provisions, as well as past due accounts payable for office rent and professional services.

See Note 2 to the unaudited condensed consolidated financial statements regarding the Company’s going concern uncertainty.

The Company does not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Revenues

Revenues were $58,397 and $20,103 for the three months ended June 30, 2010 and 2009, respectively.  The increased revenues of $38,294 during the current year were due primarily to higher service revenues.  Current period revenues represent a significant decrease compared to the three months ended March 31, 2010 and we have taken additional steps to decrease our cash used from operating activities.  The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues increased $19,807, or 222%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2007 due primarily to higher service revenues during the current year.

Gross margins were approximately 56% and 69% for each of the three months ended June 30, 2010 and 2009, respectively.  The lower margins during the current period are due to the higher mix of lower margin service sales during the current period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $258,444 and $595,628 for the three months ended June 30, 2010 and 2009, respectively. The decrease in the expenses for three-month period ended June 30, 2010 resulted primarily from a decrease in headcount which occurred during the second half of 2009 and first quarter of 2010, as well as reduced salaries for certain personnel in order to reduce cash used from operations.  These ongoing efforts to reduce cash used from operations have reduced cash usage significantly, but have not resulted in positive cash flow from operations, and we require additional fundraising to fund operations.  Decreased stock-based compensation of approximately $71,000 was due to lower stock option fair values for grants made to employees during the current period, as well as decreases in the number of options that vested during the period due to full vesting of prior grants.

During the three months ended June 30, 2010 and 2009, respectively, stock-based compensation of $85,315 and $156,047 was included in selling, general, and administrative expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.

Research and Development Expenses

Research and development costs were $69,367 and $289,008 for the three months ended June 30, 2010 and 2009, respectively.  The reduction in expenses is due primarily to reduced headcount, lower stock-based compensation, and lower overhead and outside development costs due to attempts to reduce cash flow used by operations.  During the three months ended June 30, 2010 and 2009, we did not capitalize any software development costs related to new products under development as our research and development efforts during 2009 and 2010 primarily involved product improvements to our Device ManagerTM and Video Visitation products to improve their functionality and ease of use for end users.

During the three months ended June 30, 2010 and 2009, respectively, stock-based compensation of $11,711 and $44,981 was included in research and development expense to record the amortization of the estimated fair value of the portion of previously granted stock options that vested during the current period.  The lower stock-based compensation resulted primarily from the lower number of options that vested during the period and the lower fair value of grants made during the three months ended March 31, 2010.

Other Income/(Expense)

Other income of $1,137,482 for the three months ended June 30, 2010 consisted primarily of $1,375,601 to record to record the gain on derivative liabilities during the current period for the decrease in estimated fair value of warrants and the conversion feature of our notes payable.  The decrease in value resulted primarily from a decrease in our stock price from March 31, 2010, the expiration of certain warrants during the period, the shorter remaining outstanding term of the warrants and notes, and the decrease in interest rates during the period.  Additionally, we recorded $219,648 expense to record amortization of the fair value of the warrants granted to noteholders as part of the convertible notes we issued in during the current year.  See notes 6 and 10 to our condensed consolidated financial statements.

Other expense of $255,243 during the three months ended June 30, 2009 consisted primarily of a $160,706 loss on our derivative liabilities during the period as well as $80,408 to record amortization of the fair value of warrants issued to noteholders in our May 29, 2009 private placement of convertible notes payable and warrants.  The loss on derivative liabilities during the period was due primarily to the increase in our stock price from $0.16 at March 31, 2009 to $0.28 at June 30, 2009 as well as to the issuance of warrants to purchase 2,998,667 shares of common stock issued in the May 29, 2009 private placement.

Net Income and Net Income Attributable to Common Stockholders

Net income for the three months ended June 30, 2010 was $842,115 compared to a net loss of $1,125,923 for the three months ended June 30, 2009.  The net income resulted primarily to the gain on derivative liabilities due to the decrease in our stock price and shorter remaining terms for our warrants and notes payable.  Our lower operating loss of approximately $575,000 during the current period resulted primarily from lower operating expenses were due to efforts to use less cash from operating activities.  Net income attributable to common stockholders of $731,074 during the three months ended June 30, 2010 and net loss attributable to common stockholders of $1,485,261for the three months ended June 30, 2010 included $38,500 and $359,338 to record the value of common stock dividends paid on June 30, 2010 and 2009, respectively, to Series A, Series B, and Series C Convertible Preferred Stock holders.  See note 7 to the condensed consolidated financial statements.

Net income attributable to common shareholders included a charge of $72,541 for the three months ended June 30, 2010 to record the increased fair value of the conversion feature of the preferred stock resulting from the change in the conversion rate of our convertible preferred stock as a result of our additional financings received in May and June 2010.

Six Months Ended June 30, 2010 and 2009

Revenues

Revenues were $150,616 and $271,389 for the six months ended June 30, 2010 and 2009, respectively. The 45% decrease in revenues earned during the six months ended June 30, 2010 were primarily due to Curiax Arraigner and Curiax Court Recording software and hardware revenues in conjunction with a sale at one county in 2009 and two larger installations in the education market. Both sales involved significant amounts of lower margin hardware. The effects of inflation and changing prices on revenues and loss from operations during the periods presented have been de minimus. Due to our small customer base, we face the risk of fluctuating revenues should any of our customers discontinue using our products.

Cost of Revenues and Gross Profit

Cost of revenues decreased $71,924, or 63%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due primarily to lower current year revenues and hardware costs associated with the Curiax Arraigner and Court Recording sales above as these sales involved a higher mix of hardware revenues.

Gross margins were approximately 72% and 58% for the six months ended June 30, 2010 and 2009, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $596,288 and $1,374,278 for the six months ended June 30, 2010 and 2009, respectively.  The 57% decrease in the expenses for six month period ended June 30, 2010 resulted primarily from a decrease in headcount which occurred during the second half of 2009 and first half of 2010, as well as reduced salaries for certain personnel in order to reduce cash used from operations.  These ongoing efforts to reduce cash used from operations have reduced cash usage significantly, but have not resulted in positive cash flow from operations, and we require additional fundraising to fund operations.  Decreased stock-based compensation of approximately $140,000 was due to lower stock option fair values for grants made to employees during the current period, as well as decreases in the number of options that vested during the period due to full vesting of prior grants.

Research and Development Expenses

Research and development expenses were $171,468 and $600,873 for the six months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010 and 2009, we did not capitalize any software development costs related to new products under development as our research and development efforts during 2009 and 2010 primarily involved product improvements to our Device ManagerTM and Video Visitation products to improve their functionality and ease of use for end users.

The 71% decrease in expense during the current period resulted primarily from lower salaries and taxes of approximately $301,000 due to personnel reductions, as well as lower stock-based compensation of approximately $64,000 due to the lower number of options that vested during the period and the lower fair value of grants made during the three months ended March 31, 2010.  Also, in order to reduce cash used from operations, we have discontinued the use of outsourced software development services, for which we incurred approximately $17,000 in the six months ended June 30, 2009.

Other Income/(Expense)

Other expense of $281,520 for the six months ended June 30, 2010 consisted primarily of $956,960 to record the finance expense associated with the issuance of certain warrants in conjunction with the February 2010 financing as well as the excess of the fair value of the warrants and the conversion feature of the notes payable versus the actual proceeds received from the offering.  Additionally, we recorded $355,339 expense to record amortization of the fair value of the warrants granted to noteholders as part of the convertible notes we issued in February and May 2010, and $1,072,175 to record the gain on derivative liabilities during the current period for the decrease in estimated fair value of warrants and the conversion feature of our notes payable.  The value of the derivative liabilities decreased significantly at June 30, 2010 due to the decrease in our stock price, expiration of certain warrants, and shorter remaining outstanding, terms and lower interest rates at that date.  See notes 6 and 10 to our condensed consolidated financial statements.

Other expense during the six months ended June 30, 2009 of $190,478 consisted primarily of a loss of $101,506 recorded on our derivative liabilities as well as $80,408 recorded to amortize the fair value of warrants issued to convertible noteholders in a financing transaction on May 29, 2009.

Net Loss and Net Loss Attributable to Common Stockholders

Net loss for the six months ended June 30, 2010 was $941,152 compared to a net loss of $2,008,656 for the six months ended June 30, 2009. The lower loss during the current period was due primarily to our reductions in expenses to reduce cash used from operations.  Net loss attributable to common shareholders included a charge of $665,404 to record the increased fair value of the conversion feature of the preferred stock resulting from the changes in the conversion rate of our convertible preferred stock as a result of our 2010 financings.

 Net loss attributable to common stockholders of $2,367,994 for the six months ended June 30, 2009 included $359,338 to record the value of common stock dividends paid to Series A, B, and C Convertible Preferred Stock holders on June 30, 2009.  See note 7 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Due to a net loss during the six months ended June 30, 2010 of $941,152, cash used in operating activities amounted to $248,033 during the six months ended June 30, 2010, and an accumulated deficit of $82.4 million at June 30, 2010, and our inability to date to obtain sufficient financing to support current and anticipated levels of operations, there is a substantial doubt about the Company’s ability to continue as a going concern. Our revenues since inception have not provided sufficient cash to fund our operations.

Our cash used by operations decreased during 2010 primarily due to measures we undertook including terminating employees and reducing the salaries of all employees by 50% effective August 14, 2009.  Certain personnel have had their salaries returned to their original levels, but until we significantly increase revenues, we anticipate that we will continue to operate with minimal headcount and reduced salaries for certain employees.

Historically, we have relied on private placement issuances of equity and debt.  We need to raise additional working capital during third quarter 2010 to fund our ongoing operations. We have commenced efforts to raise additional capital through a private placement of debt securities and warrants.  No assurance can be given that we will be successful in raising this capital.  If we successfully raise additional capital through the issuance of debt, this will increase our interest expense and the warrants will dilute our existing shareholders.  If we are not successful in raising this capital, we may not be able to continue as a going concern.  In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

As of June 30, 2010, we had cash of $24,766.  We currently require substantial amounts of capital to fund current operations and the continued development and deployment of our Device ManagerTM product line.  This additional funding could be in the form of the sale of assets, debt, equity, or a combination of these financing methods. However, there can be no assurance that we will be able to obtain such financing if and when needed, or that if obtained, such financing will be sufficient or on terms and conditions acceptable to us. If we are unable to obtain this additional funding, our business, financial condition and results of operations would be adversely affected. As with our note issuance for approximately $871,000 during 2010 ($225,000 new notes issuance and approximately $646,000 of note principal and interest contributed from our May 2009 financing), such financings may trigger certain anti-dilution provisions of existing warrants and our convertible preferred stock and be dilutive to existing common shareholders.  See notes 6 and 10 to our condensed consolidated financial statements.

We used $248,033 in cash from operating activities during the six months ended June 30, 2010 due primarily to our net loss from operations during the period of $659,632.  During the six months ended June 30, 2010 and 2009, respectively, we used $1,103 and $18,267 in investing activities primarily to purchase new computer equipment.  In the six months ended June 30, 2010, we utilized $30,306 from our certificate of deposit to pay certain past due rent obligations as the certificate of deposit collateralized a standby letter of credit with our landlord. The standby letter of credit has now been drawn to zero balance and all proceeds from the certificate of deposit have been received as of June 30, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a Smaller Reporting Company.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2010, the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIMTROL, INC.

Date: August 23, 2010	/s/ Oliver M. Cooper III
Chief Executive Officer
(Principal executive officer)

/s/ Stephen N. Samp
Chief Financial Officer
(Principal financial and accounting officer)